Form 10-Q
period 1993-11-30
ORACLE SYSTEMS CORP
filed 1994-01-11
CIK 777676

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1993

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-14376

                           ORACLE SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     94-2871189
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                              500 ORACLE PARKWAY,
                         REDWOOD CITY, CALIFORNIA 94065
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (415) 506-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO

     Number of shares of registrant's common stock outstanding as of November 30, 1993: 290,028,876.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           ORACLE SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.      FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets at November 30, 1993 and May 31,
             1993......................................................................     3
             Condensed Consolidated Statements of Operations for the three months and
             six months ended November 30, 1993 and 1992...............................     4
             Condensed Consolidated Statements of Cash Flows for the six months ended
             November 30, 1993 and 1992................................................     5
             Notes to Condensed Consolidated Financial Statements......................     6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................     7
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings.........................................................    10
Item 2.      Changes in Securities.....................................................    12
Item 4.      Submission of Matters to a Vote of Security Holders.......................    12
Item 6.      Exhibits and Reports on Form 8-K..........................................    13
             Signatures................................................................    14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                     ASSETS

                                                                     NOVEMBER 30,       MAY 31,
                                                                         1993             1993
                                                                     -------------     ----------
CURRENT ASSETS:
  Cash and cash equivalents........................................   $   194,734      $  284,560
  Short-term cash investments......................................        97,037          73,215
  Trade receivables, net of allowance for doubtful accounts of
     $33,000 and $34,634, respectively.............................       374,780         359,360
  Prepaid and refundable income taxes..............................        47,462          49,157
  Other current assets.............................................        81,396          76,015
                                                                     -------------     ----------
          Total current assets.....................................       795,409         842,307
                                                                     -------------     ----------
LONG-TERM CASH INVESTMENTS.........................................        16,035          31,276
PROPERTY, net......................................................       280,655         189,238
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $89,204 and $71,546, respectively................       101,366         101,580
OTHER ASSETS.......................................................        35,847          19,619
                                                                     -------------     ----------
          Total assets.............................................   $ 1,229,312      $1,184,020
                                                                     -------------     ----------
                                                                     -------------     ----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks...........................................   $     2,044      $    1,530
  Current maturities of long-term debt.............................         7,571           9,154
  Accounts payable.................................................        77,439          72,863
  Income taxes.....................................................        55,746          49,729
  Accrued compensation and related benefits........................        99,919         103,099
  Customer advances and unearned revenues..........................       180,574         193,211
  Value added tax and sales tax payable............................        24,728          31,192
  Other accrued liabilities........................................        80,779          90,565
                                                                     -------------     ----------
          Total current liabilities................................       528,800         551,343
                                                                     -------------     ----------
LONG-TERM DEBT.....................................................        84,680          86,380
OTHER LONG-TERM LIABILITIES........................................        11,441          10,035
DEFERRED INCOME TAXES..............................................        11,285           8,223
STOCKHOLDERS' EQUITY...............................................       593,106         528,039
                                                                     -------------     ----------
          Total liabilities and stockholders' equity...............   $ 1,229,312      $1,184,020
                                                                     -------------     ----------
                                                                     -------------     ----------

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1993 AND 1992 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        NOVEMBER 30,             NOVEMBER 30,
                                                    --------------------     --------------------
                                                      1993        1992         1993        1992
                                                    --------    --------     --------    --------
REVENUES:
     Licenses and other...........................  $252,119    $206,042     $468,993    $377,486
     Services.....................................   200,051     147,127      381,231     282,572
                                                    --------    --------     --------    --------
          Total revenues..........................   452,170     353,169      850,224     660,058
                                                    --------    --------     --------    --------
OPERATING EXPENSES:
     Sales and marketing..........................   166,276     153,903      330,886     305,061
     Cost of services.............................   116,198      84,646      216,376     164,342
     Research and development.....................    45,867      34,011       92,433      64,461
     General and administrative...................    31,908      29,004       63,853      58,556
                                                    --------    --------     --------    --------
          Total operating expenses................   360,249     301,564      703,548     592,420
                                                    --------    --------     --------    --------
          Operating income........................    91,921      51,605      146,676      67,638
OTHER INCOME (EXPENSE), net.......................       (29)        (83)       1,822        (785)
                                                    --------    --------     --------    --------
          Income before provision for income taxes
            and cumulative effect of change in
            accounting principle..................    91,892      51,522      148,498      66,853
PROVISION FOR INCOME TAXES........................    29,767      18,033       49,013      23,399
                                                    --------    --------     --------    --------
          Income before cumulative effect of
            change in accounting principle........    62,125      33,489       99,485      43,454
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
  SOFTWARE REVENUE RECOGNITION METHOD, NET OF
  RELATED INCOME TAX EFFECTS (See Note 2).........        --          --           --     (43,470)
                                                    --------    --------     --------    --------
          Net income (loss).......................  $ 62,125    $ 33,489     $ 99,485    $    (16)
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------
EARNINGS (LOSS) PER SHARE:
     Income before cumulative effect of change in
       accounting principle.......................  $   0.21    $   0.11     $   0.34    $   0.15
                                                    --------    --------     --------    --------
     Cumulative effect of change in accounting
       principle..................................  $   0.00    $   0.00     $   0.00    $  (0.15)
                                                    --------    --------     --------    --------
          Net income..............................  $   0.21    $   0.11     $   0.34    $   0.00
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
  (See Note 5)....................................   295,932     292,024      295,972     291,228
                                                    --------    --------     --------    --------
                                                    --------    --------     --------    --------

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 1993 AND 1992
(IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                            NOVEMBER 30,
                                                                       -----------------------
                                                                         1993          1992
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................  $  99,485     $     (16)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change..........................         --        43,470
     Depreciation and amortization...................................     48,633        40,783
     Provision for doubtful accounts.................................     14,863        10,187
     (Increase) decrease in trade receivables........................    (46,703)       26,902
     Decrease in prepaid and refundable income taxes.................      1,695        17,408
     (Increase) decrease in other current assets.....................     (5,534)        7,097
     Increase (decrease) in accounts payable.........................      6,912        (5,040)
     Increase (decrease) in income taxes.............................     16,480       (13,446)
     Decrease in customer advances and unearned revenues.............     (8,092)      (28,118)
     Decrease in other accrued liabilities...........................    (13,742)      (10,580)
     Increase in other long-term liabilities.........................      1,407           966
     Increase (decrease) in deferred income taxes....................      2,336        (1,588)
                                                                       ---------     ---------
  Net cash provided by operating activities..........................    117,740        88,025
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in cash investments....................................     (8,582)      (65,566)
     Capital expenditures............................................   (122,594)      (14,355)
     Capitalization of computer software development costs...........    (17,609)      (18,979)
     Increase in other assets........................................    (17,864)       (2,259)
                                                                       ---------     ---------
  Net cash used for investing activities.............................   (166,649)     (101,159)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on debt obligations................................     (2,679)       (5,721)
     Proceeds from common stock issued...............................     18,616        14,964
     Repurchase of common stock......................................    (49,627)      (15,576)
                                                                       ---------     ---------
  Net cash used for financing activities.............................    (33,690)       (6,333)
                                                                       ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................     (7,227)       (2,403)
                                                                       ---------     ---------
  Net decrease in cash and cash equivalents..........................    (89,826)      (21,870)
CASH AND CASH EQUIVALENTS:
  Beginning of period................................................    284,560       153,283
                                                                       ---------     ---------
  End of period......................................................  $ 194,734     $ 131,413
                                                                       ---------     ---------
                                                                       ---------     ---------

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six months ended November 30, 1993. The results for the six month period ended November 30, 1993 are not necessarily indicative of the results expected for the full fiscal year.

 2. SOFTWARE REVENUE RECOGNITION

     Effective June 1, 1992, the Company adopted Statement of Position 91-1, "Software Revenue Recognition," which addresses the accounting for software revenues. The Company recorded the cumulative effect of the change in accounting principle, net of tax, in the amount of $43,470,000 as a non-cash charge in its statement of operations in the first quarter of fiscal 1993.

 3. PROPERTY

     In August 1993, to reduce its net facilities costs, the Company purchased $85.1 million of 10.375% mortgage notes due July 31, 1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two of the three buildings leased by the Company for its headquarters. As a result of the note purchases, the Company has capitalized the two building leases and the $85.1 million payment has been classified as property in the accompanying condensed consolidated balance sheet. In December 1993, the Company became a 74% limited partner in IV Centrum by making a capital contribution of approximately $4 million. The Company has the right, to leave the partnership in 1996 and take full title to both buildings without making further capital contributions.

 4. NOTES PAYABLE

     In December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a final maturity date of December 9, 1998, subject to a one-time call option that may reduce the maturity to May 1, 1995 if the strategic relationship is terminated after May 1, 1994. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. Additionally, NSC acquired warrant rights to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company. The exercise price for the warrants is based on a $400 million valuation of Oracle Corporation Japan if shares are purchased prior to May 1, 1994. If NSC does not exercise this option, it may select other options to purchase an ownership in Oracle Corporation Japan of up to twenty-five percent at fair market value prior to December 1, 1998, subject to potential extensions. NSC has also agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, nor any shares of the Company, subject to certain exceptions.

ORACLE SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5. EARNINGS (LOSS) PER SHARE

     On October 11, 1993, the Company effected a two-for-one stock split in the form of a 100% common stock dividend distributed November 8, 1993 to stockholders of record as of October 22, 1993. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

     Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Loss per share was computed based only on the weighted average number of common shares outstanding during the period. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, were excluded from the calculation of loss per share because the effect of including such shares in the computation would be antidilutive.

 6. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     International revenues increased 21% in both the second quarter and first half of fiscal 1994, as compared to the corresponding periods in fiscal 1993, while domestic revenues increased 41% and 44% from the second quarter and first half of fiscal 1993, respectively. International revenues were negatively affected in the second quarter and first half of fiscal 1994 when compared to the corresponding periods of the prior year as a result of the strengthening of the U.S. dollar against the major international currencies. International revenues expressed in local currency increased in the second quarter and first half of fiscal 1994 by approximately 29% and 34%, respectively, from the corresponding periods of fiscal 1993. International revenues constituted approximately 61% and 64% of total revenues in the second quarters of fiscal 1994 and 1993, respectively, and 61% and 65% of total revenues in the first half of fiscal 1994 and 1993, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against the major international currencies.

REVENUES:

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                       -------------------------------     -------------------------------
                                        NOV 30,               NOV 30,       NOV 30,               NOV 30,
                                         1993      CHANGE      1992          1993      CHANGE      1992
                                       ---------   -------   ---------     ---------   -------   ---------
Licenses and other...................  $ 252,119     22%     $ 206,042     $ 468,993     24%     $ 377,486
Percentage of revenues...............      55.8%                 58.3%         55.2%                 57.2%
Services.............................  $ 200,051     36%     $ 147,127     $ 381,231     35%     $ 282,572
Percentage of revenues...............      44.2%                 41.7%         44.8%                 42.8%
     Total revenues..................  $ 452,170     28%     $ 353,169     $ 850,224     29%     $ 660,058

     Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other miscellaneous revenues. Excluding systems integration and other revenues, license revenues increased 29% and 33% from the second quarter and first half of fiscal 1993, respectively. The Company believes that the strong license revenue growth rate in the first and second quarters of fiscal 1994 is primarily due to an overall increase in market demand for database and tools products, increased market acceptance of the Company's relational DBMS, as well as increased penetration in the financial and manufacturing applications markets.

     Services Revenues. Support, consulting and education services revenues each increased from the corresponding periods of fiscal 1993. The Company's support revenues constituted the largest portion of services revenues in the second quarter and first half of fiscal 1994, reflecting the continued increase in the installed base of the Company's products under support contracts. Support, consulting and education services revenues as a whole are expected to continue to grow, as the Company's installed base grows and as it expands services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                         ----------------------------   ----------------------------
                                         NOV 30,             NOV 30,    NOV 30,             NOV 30,
                                           1993     CHANGE     1992       1993     CHANGE     1992
                                         --------   ------   --------   --------   ------   --------
Sales and marketing....................  $166,276      8%    $153,903   $330,886      8%    $305,061
Percentage of revenues.................     36.8%               43.6%      38.9%               46.2%
Cost of services.......................  $116,198     37%    $ 84,646   $216,376     32%    $164,342
Percentage of revenues.................     25.7%               24.0%      25.4%               24.9%
Research and development(1)............  $ 45,867     35%    $ 34,011   $ 92,433     43%    $ 64,461
Percentage of revenues.................     10.1%                9.6%      10.9%                9.8%
General and administrative.............  $ 31,908     10%    $ 29,004   $ 63,853      9%    $ 58,556
Percentage of revenues.................      7.1%                8.2%       7.5%                8.9%

- ---------------

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 2.0% and 2.5% of total revenues during the second quarters of fiscal 1994 and 1993, respectively, and 2.1% and 2.9% of total revenues in the first half of fiscal 1994 and 1993, respectively.

     Similar to the trend in international revenues, the Company's international expenses were favorably affected in the second quarter and first half of fiscal 1994 when compared to the corresponding periods in the prior year due to the strengthening of the U.S. dollar versus the major international currencies.

     Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company has also begun to place more emphasis on marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased when compared to the corresponding periods in fiscal 1993 as a result of higher revenue levels and controls over select operating expenses in order to improve the Company's sales margins. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

     Cost of Services. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services remained constant at 58% of revenues in both the second quarters of fiscal 1994 and 1993, but decreased to 57% in the first half of fiscal 1994 from 58% in the same corresponding period in fiscal 1993.

     Research and Development Expenses. Research and development expenses for the second quarters of fiscal 1994 and 1993 would have been 12.2% and 12.1%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 28.7% from the second quarter of fiscal 1993 and 31.9% from the first half of fiscal 1993 to the corresponding periods of fiscal 1994 (34.9% and 43.4% after the adjustment for software capitalization). The Company capitalized approximately $9,188,000 and $8,778,000 of software development costs during the second quarters of fiscal 1994 and 1993, respectively, and $17,609,000 and $18,979,000 in the corresponding six month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totalled $9,352,000 and $5,427,000 in the second quarters of fiscal 1993 and 1992, respectively, and $17,823,000 and $10,984,000 in the corresponding six month periods. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1994 over fiscal 1993, as a result of the introduction of new products, and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

     General and Administrative Expenses. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1994 as compared to the corresponding periods in fiscal 1993, reflecting higher revenue levels and controls over discretionary spending.

OTHER INCOME (EXPENSE):

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          -----------------------------     -----------------------------
                                          NOV 30,              NOV 30,      NOV 30,              NOV 30,
                                            1993     CHANGE      1992         1993     CHANGE      1992
                                          --------   -------   --------     --------   -------   --------
    Other Income (Expense)..............    $(29)      65%       $(83)       $1,822      332%     $  (785)
    Percentage of revenues..............    *                    *             0.2%                 (0.1%)

- ---------------

* Not meaningful

     Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances, as well as other miscellaneous income and expense items.

PROVISION FOR INCOME TAXES:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                             --------------------------   --------------------------
                                             NOV 30,            NOV 30,   NOV 30,            NOV 30,
                                              1993     CHANGE    1992      1993     CHANGE    1992
                                             -------   ------   -------   -------   ------   -------
Provision for Income Taxes.................  $29,767     65%    $18,033   $49,013    109%    $23,399
Percentage of revenues.....................     6.6%               5.1%      5.8%               3.5%

     The Company's estimated effective tax rate for the first half of fiscal 1994 was 33% as compared to a 35% tax rate in the corresponding period of fiscal 1993.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                             --------------------------   --------------------------
                                             NOV 30,            NOV 30,   NOV 30,            NOV 30,
                                              1993     CHANGE    1992      1993     CHANGE    1992
                                             -------   ------   -------   -------   ------   -------
Net Income Before Cumulative Effect of
  Change in Accounting Principle...........  $62,125     86%    $33,489   $99,485    129%    $43,454
Percentage of revenues.....................    13.7%               9.5%     11.7%               6.6%
Net Income (Loss)..........................  $62,125     86%    $33,489   $99,485       *    $   (16)
Earnings (Loss) Per Share:
  Income Before Cumulative Effect of Change
     in Accounting Principle...............  $   .21     91%    $   .11   $   .34    127%    $   .15
Net Income.................................  $   .21     91%    $   .11   $   .34       *    $   .00

- ---------------

* Not meaningful

LIQUIDITY AND CAPITAL RESOURCES:

                                                                    SIX MONTHS ENDED
                                                        ----------------------------------------
                                                        NOVEMBER 30,                NOVEMBER 30,
                                                            1993         CHANGE         1992
                                                        ------------     ------     ------------
    Working Capital...................................   $  266,609        14%       $  233,945
    Cash and short-term investments...................   $  291,771        33%       $  220,197
    Long-term cash investments........................   $   16,036        *                 --
    Cash provided by operating activities.............   $  117,740        34%       $   88,025
    Cash used for investing activities................   $ (166,649)       65%       $ (101,159)
    Cash used for financing activities................   $  (33,690)      432%       $   (6,333)

- ---------------

* Not meaningful

     As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company entered into a subordinated debt agreement with NSC for $80,000,000 in December 1991. In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a final maturity date of December 9, 1998, subject to a one-time call option that may reduce the maturity date to May 1, 1995 if the strategic relationship is terminated after May 1, 1994.

     At November 30, 1993, the Company also had additional debt of $14,295,000 in the form of other notes payable and capital leases.

     In August 1993, to reduce its net facilities costs, the Company purchased $85.1 million of 10.375% mortgage notes due July 31,1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two of the three buildings leased by the Company for its headquarters. As a result of the note purchases, the Company has capitalized the two building leases and the $85.1 million payment has been classified as property in the accompanying condensed consolidated balance sheet. In December 1993, the Company became a 74% limited partner in IV Centrum by making a capital contribution of approximately $4 million. The Company has the right, to leave the partnership in 1996 and take full title to both buildings without making further capital contributions.

     The Company generated higher positive cash flows from operating activities in the first six months of fiscal 1994 as compared to the corresponding period in the prior year, primarily due to improved profitability.

     Cash used for investing activities increased during the first half of fiscal 1994 as compared to the corresponding period of the prior year primarily due to the purchase of mortgage notes discussed above, as well as the acquisition of an additional 60% ownership of the distribution entity for the Company's products in Italy. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

     The Company has announced plans to repurchase up to 10 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. During the first half of fiscal 1994, the Company repurchased 1,730,000 shares of the Company's Common Stock for approximately $49,626,000. As of November 30, 1993, the Company has repurchased a total of 4,937,000 shares for approximately $93,253,000.

     The Company anticipates that its current cash balances as well as anticipated cash flows from operations will be sufficient to meet its working capital needs at least through the next twelve months.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Class action and derivative lawsuits were filed in the United States District Court, Northern District of California, on and after March 29, 1990. The class actions were brought by and on behalf of purchasers of the Common Stock of the Company (and purchasers of call options for the Company's Common Stock) during the period July 11, 1989 through September 26, 1990, and name as defendants the Company and certain of its present and former officers and directors. Plaintiffs in the class action allege that during the class period the defendants violated federal securities laws and state common law by artificially inflating the price of the Company's Common Stock (and call options for the Company's Common Stock) through alleged misrepresentations and nondisclosures regarding the Company's actual and prospective financial condition. The derivative lawsuits were brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative suit claims that these officers and directors breached their fiduciary duties to the Company and its stockholders through similar alleged misrepresentations and nondisclosures, and by selling the Company's securities while allegedly in possession of material nonpublic information. Collectively, the plaintiffs in the suits sought compensatory and other damages and disgorgement of profits from the individual defendants. The plaintiffs in the derivative suit also sought to order a new election of directors of the Company. An action against the Company's independent auditors, containing allegations related to those alleged in the class action, was filed on April 2, 1991 and was consolidated with the pending class action and derivative lawsuits. The Court has conditionally certified a plaintiff class consisting of purchasers of Common Stock (and call options for the Common Stock) of the Company during the period from July 11, 1989 through September 26, 1990.

     On February 1, 1993, all parties entered into agreements to settle the class action and derivative lawsuits. The class agreement provides for payment by the Company of $23.25 million in five equal installments of $4.65 million. The first installment was paid in February 1993, the second installment was paid in June 1993, and the third installment was paid in October 1993. Payments have been made to a custodial account for disbursement upon order of the Court. The remaining installments will be paid on January 15, 1994 and April 15, 1994. The derivative agreement provides for payment by the Company of up to $750,000 in attorney's fees if so ordered by the Court.

     On August 9, 1993, the Court found that the class settlement was "reasonable," but declined to rule on the derivative settlement until after a special committee of the Company's Board had been advised by independent counsel regarding the proposed derivative settlement. Because approval of the class action settlement is contingent upon the approval of the derivative settlement under the terms on the settlement agreements, the Court did not approve the class settlement. The Court stated that it was prepared to approve the class settlement if the Company were to waive the approval contingency. The parties have agreed to extend to January 18, 1994, the Company's time within which to waive the approval contingency should it choose to do so. In the interim, a special committee was formed which retained independent counsel to review the proposed derivative settlement. Upon completion of the independent counsel's review, the special committee submitted a report to the Court on November 5, 1993 recommending that the settlement be approved as reasonable. On November 19, 1993, the Court held a status conference to consider the special committee's report and took the matter under submission.

     On September 24, 1993, the Securities and Exchange Commission concluded a private investigation into disclosure, accounting, and trading issues at the Company by filing a complaint in the United States District Court, Northern District of California. The complaint alleged violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, which impose certain financial disclosure and internal recordkeeping obligations on the Company. The Commission alleged that the Company issued inaccurate financial reports during the period from August 1989 through November 1990 due to inadequate internal accounting controls. The complaint did not allege any fraud or internal wrongdoing.

     Without admitting any wrongdoing, the Company agreed to conclude the matter by consenting to entry of a final judgment enjoining future violations of those sections and rules, and imposing a civil penalty of $100,000. The penalty was paid on October 27, 1993. The final judgment was approved and entered by the Court on October 20, 1993.

ITEM 2.  CHANGES IN SECURITIES

     On December 3, 1990, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share (the "Common Stock"), of the Company. The description and terms of such Rights were set forth in a Rights Agreement dated December 3, 1990 (the "Rights Agreement"), between the Company and Bank of America, N.T.&S.A., as Rights Agent. Pursuant to the terms of the Rights Agreement, each Right entitled the registered holder to purchase from the Company one two-thousandth (adjusted to reflect a 2-for-1 stock split of the Common Stock) of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price (the "Purchase Price"), of $30.00 per one two-thousandth of a Preferred Share, if certain events related to an unsolicited takeover attempt occurred. The Preferred Shares were structured so that the value of one two-thousandth of a Preferred Share approximated the value of one share of Common Stock.

     Since December 3, 1990, the trading price of the Common Stock has experienced a significant increase. As a result, the original Purchase Price is currently less than the trading price. This trading price increase has caused the anti-takeover protection provided under the Rights Agreement to become less effective. For this reason, on January 10, 1994, the Company's Board of Directors approved Amendment Number One (the "Amendment") to the Rights Agreement, pursuant to which the Purchase Price was increased to $125 per one two-thousandth of a Preferred Share. This change provides the Company with the anti-takeover protection originally contemplated by the Rights Agreement. In addition, the Amendment clarifies the definition of an "Acquiring Person" with respect to Lawrence J. Ellison to permit Mr. Ellison (and his affiliates and associates) to acquire Common Stock from the Company without Mr. Ellison becoming an "Acquiring Person" under the Rights Agreement. The existence of an "Acquiring Person" triggers the anti-takeover protection provided under the Rights Agreement. A complete description of the terms of the Rights and the Rights Agreement, prior to the amendment described above, is set forth in the Company's Form 8-A filed with the Securities and Exchange Commission on December 10, 1990. Upon execution of such amendment, which is expected to occur in the near future, the Company will file a Form 8-A/A describing the Rights and the Rights Agreement, as so amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 11, 1993, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 234,351,752 affirmative votes, 24,650 broker non-votes and 1,024,634 votes withheld), James A. Abrahamson (with 234,349,708 affirmative votes, 24,650 broker non-votes and 1,026,678 votes withheld), Donald L. Lucas (with 234,332,308 affirmative votes, 24,650 broker non-votes and 1,044,078 votes withheld), Joseph B. Costello (with 234,371,108 affirmative votes, 24,650 broker non-votes and 1,005,278 votes withheld) and Delbert W. Yocam (with 234,370,248 affirmative votes, 24,650 broker non-votes and 1,006,138 votes withheld).

     In addition, the stockholders approved the adoption of the Company's 1993 Directors' Stock Option Plan and the reservation of 1,000,000 shares of common stock for issuance thereunder (with 193,414,758 affirmative votes, 41,275,972 negative votes, 24,650 broker non-votes and 685,656 votes withheld).

     The stockholders approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan increasing the number of shares of common stock reserved for issuance thereunder by 8,000,000 shares (with 174,370,488 affirmative votes, 59,796,658 negative votes, 26,650 broker non-votes and 1,207,240 votes withheld).

     The stockholders approved an amendment to the Company's Employee Stock Purchase Plan (1992) increasing the number of shares of common stock reserved for issuance thereunder by 4,000,000 shares (with 228,223,026 affirmative votes, 6,559,726 negative votes, 24,650 broker non-votes and 593,634 votes withheld).

     The stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock to 400,000,000 (with 225,343,190 affirmative votes, 9,477,996 negative votes, 24,650 broker non-votes and 555,200 votes withheld).

     The stockholders also ratified the appointment of Arthur Andersen & Co. as the Company's independent public accountants for fiscal year 1994 (with 235,063,186 affirmative votes, 94,794 negative votes, 4,650 broker non-votes and 238,406 votes withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           3.09 Certificate of Amendment to Oracle Systems Corporation Certificate of Incorporation dated November 4, 1993.

          10.13     1993 Oracle Corporation Deferred Compensation Plan.

     (b) Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Systems Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE SYSTEMS CORPORATION

Dated: January 11, 1994                   By:         LAWRENCE J. ELLISON
                                              Lawrence J. Ellison,
                                              President and Chief Executive
                                              Officer

Dated: January 11, 1994                   By:          JEFFREY O. HENLEY
                                              Jeffrey O. Henley,
                                              Executive Vice President and
                                              Chief Financial Officer

Dated: January 11, 1994                   By:         THOMAS A. WILLIAMS
                                              Thomas A. Williams,
                                              Chief Accounting Officer

                           ORACLE SYSTEMS CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #                              EXHIBIT TITLES                                 PAGE
- ---------     ----------------------------------------------------------------  ----------------
   3.09       Certificate of Amendment to Oracle Systems Corporation
              Certificate of Incorporation dated November 4, 1993. ...........
  10.13       1993 Oracle Corporation Deferred Compensation Plan. ............