Form 10-Q
period 1994-02-28
ORACLE SYSTEMS CORP
filed 1994-04-01
CIK 777676

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1994

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to __________________

                         Commission file number 0-14376


                           ORACLE SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    94-2871189
 (State or other jurisdiction of                     (I.R.S. employer
  incorporation or organization)                   identification no.)

                               500 ORACLE PARKWAY
                         REDWOOD CITY, CALIFORNIA 94065
          (Address of principal executive offices, including zip code)

                                 (415) 506-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO _____



Number of shares of registrant's common stock outstanding as of February 28, 1994: 285,646,746.

=============================================================================

                           ORACLE SYSTEMS CORPORATION

                               TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets at February 28, 1994
                 and May 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

                 Condensed Consolidated Statements of Operations for the three months
                 and nine months ended February 28, 1994 and February 28, 1993  . . . . . . . . . . .        4

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended February 28, 1994 and February 28, 1993  . . . . . . . . . . . . . . . . . . .        5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .        6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

PART I.          FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                       February 28,        May 31,
                                                                           1994             1993
                                                                           ----             ----
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .     $  254,398         $  284,560
    Short-term cash investments   . . . . . . . . . . . . . . . .         69,042             73,215
    Trade receivables, net of allowance for doubtful
     accounts of $33,376 and $34,634, respectively  . . . . . . .        380,889            359,360
    Prepaid and refundable income taxes   . . . . . . . . . . . .         47,318             49,157
    Other current assets  . . . . . . . . . . . . . . . . . . . .         87,844             76,015
                                                                      ----------         ----------
         Total current assets . . . . . . . . . . . . . . . . . .        839,491            842,307
                                                                       ---------          ---------

LONG-TERM CASH INVESTMENTS  . . . . . . . . . . . . . . . . . . .          8,538             31,276
PROPERTY, net . . . . . . . . . . . . . . . . . . . . . . . . . .        341,626            189,238
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $100,118 and
    $71,546, respectively   . . . . . . . . . . . . . . . . . . .        100,849            101,580
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .         38,200             19,619
                                                                     -----------        -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . .     $1,328,704         $1,184,020
                                                                      ==========         ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to banks  . . . . . . . . . . . . . . . . . . .     $    1,068         $    1,530
    Current maturities of long-term debt  . . . . . . . . . . . .          6,624              9,154
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .         90,469             72,863
    Income taxes    . . . . . . . . . . . . . . . . . . . . . . .         57,979             49,729
    Accrued compensation and related benefits   . . . . . . . . .         85,945            103,099
    Customer advances and unearned revenues   . . . . . . . . . .        187,714            193,211
    Value added tax and sales tax payable   . . . . . . . . . . .         26,301             31,192
    Other accrued liabilities   . . . . . . . . . . . . . . . . .        102,924             90,565
                                                                     -----------        -----------
         Total current liabilities  . . . . . . . . . . . . . . .        559,024            551,343
                                                                     -----------        -----------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . .         84,072             86,380
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . .         10,974             10,035
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . .         20,901              8,223
STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . .        653,733            528,039
                                                                     -----------        -----------
         Total liabilities and stockholders' equity . . . . . . .     $1,328,704         $1,184,020
                                                                      ==========         ==========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1994 AND 1993 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended            Nine Months Ended
                                                               February 28,                 February 28,
                                                         -----------------------     ------------------------
                                                           1994           1993           1994          1993
                                                         --------       --------     ----------    ----------
REVENUES:
    Licenses and other  . . . . . . . . . . . . .        $276,488       $221,461     $  745,481    $  598,947
    Services  . . . . . . . . . . . . . . . . . .         206,302        148,634        587,533       431,206
                                                         --------       --------     ----------    ----------
         Total revenues . . . . . . . . . . . . .         482,790        370,095      1,333,014     1,030,153
                                                         --------       --------     ----------    ----------
OPERATING EXPENSES:
    Sales and marketing   . . . . . . . . . . . .         172,738        149,979        503,624       455,040
    Cost of services.   . . . . . . . . . . . . .         127,408         83,776        343,784       248,118
    Research and development.   . . . . . . . . .          48,496         38,252        140,929       102,713
    General and administrative.   . . . . . . . .          30,278         30,259         94,131        88,815
    Provision for settlement of litigation  .    .             --         24,000             --        24,000
                                                         --------       --------     ----------    ----------
         Total operating expenses . . . . . . . .         378,920        326,266      1,082,468       918,686
                                                         --------       --------     ----------    ----------
         Operating income . . . . . . . . . . .           103,870         43,829        250,546       111,467
OTHER INCOME (EXPENSE), net   . . . . . . . . . .             240          1,035          2,062           250
                                                         --------       --------     ----------    ----------
         Income before provision for income
           taxes and cumulative effect of
           change in accounting principle . . . .         104,110         44,864        252,608       111,717

PROVISION FOR INCOME TAXES  . . . . . . . . . . .          34,362         15,702         83,375        39,101
                                                         --------       --------     ----------    ----------
         Income before cumulative effect of
           change in accounting principle . . . .          69,748         29,162        169,233        72,616

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN SOFTWARE REVENUE
  RECOGNITION METHOD, NET OF RELATED
  INCOME TAX EFFECT  (See Note 2) . . . . . . . .              --             --             --       (43,470)
                                                         --------       --------     ----------    ----------
         Net income . . . . . . . . . . . . . .          $ 69,748       $ 29,162     $  169,233    $   29,146
                                                         ========       ========     ==========    ==========
EARNINGS PER SHARE:

    Income before cumulative effect of
      change in accounting principle  . . . . . .        $   0.24       $   0.10     $     0.57    $    0.25
                                                         --------       --------     ----------    ----------
    Cumulative effect of change in
      accounting principle  . . . . . . . . . . .        $   0.00       $   0.00     $     0.00    $    (0.15)
                                                         --------       --------       --------      --------
    Net income    . . . . . . . . . . . . . . . .        $   0.24       $   0.10     $     0.57    $     0.10
                                                         ========       ========     ==========    ==========
COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING (See Note 5)   . . . . .           295,770        294,332        295,905       292,262
                                                         ========       ========     ==========    ==========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 1994 AND 1993
(IN THOUSANDS)

                                                                             Nine Months Ended
                                                                                February 28,
                                                                      -----------------------------
                                                                         1994               1993
                                                                      ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .      $169,233           $ 29,146
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Cumulative effect of accounting change . . . . . . . . .            --             43,470
         Depreciation and amortization  . . . . . . . . . . . . .        75,296             60,185
         Provision for doubtful accounts  . . . . . . . . . . . .        22,707             15,407
         (Increase) decrease in receivables . . . . . . . . . . .       (65,995)            13,671
         Decrease in prepaid and refundable income taxes  . . . .         1,840              8,460
         (Increase) decrease in other current assets  . . . . . .        (3,595)            10,345
         Increase (decrease) in accounts payable  . . . . . . . .        19,707             (4,628)
         Increase in income taxes   . . . . . . . . . . . . . . .        19,458              3,579
         Decrease in customer advances and
           unearned revenues  . . . . . . . . . . . . . . . . . .        (1,716)           (27,136)
         Increase (decrease) in other accrued liabilities . . . .        (5,979)            18,268
         Increase in other long-term liabilities  . . . . . . . .           939              1,089
         Increase (decrease) in deferred income taxes . . . . . .        12,709             (4,481)
                                                                      ----------          ---------
    Net cash provided by operating activities   . . . . . . . . .       244,604            167,375
                                                                      ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         (Increase) decrease in cash investments  . . . . . . . .        26,911            (60,791)
         Capital expenditures . . . . . . . . . . . . . . . . . .      (197,847)           (28,923)
         Capitalization of computer software
           development costs  . . . . . . . . . . . . . . . . . .       (27,802)           (24,469)
         Increase in other assets . . . . . . . . . . . . . . . .       (20,619)               (99)
                                                                      ----------          ---------
    Net cash used for investing activities  . . . . . . . . . . .      (219,357)          (114,282)
                                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments on debt obligations . . . . . . . . . . . .        (6,020)            (9,538)
         Proceeds from common stock issued  . . . . . . . . . . .        22,090             19,088
         Repurchase of common stock . . . . . . . . . . . . . . .       (65,130)           (24,630)
                                                                      ----------         ----------
    Net cash used for financing activities  . . . . . . . . . . .       (49,060)           (15,080)
                                                                      ----------         ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . .        (6,349)            (5,344)
                                                                      ----------         ----------
    Net increase (decrease) in cash and
      cash equivalents  . . . . . . . . . . . . . . . . . . . . .       (30,162)            32,669
CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . .       284,560            153,283
                                                                       ---------          ---------
    End of period   . . . . . . . . . . . . . . . . . . . . . . .      $254,398           $185,952
                                                                       =========          =========

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended February 28, 1994. The results for the nine month period ended February 28, 1994 are not necessarily indicative of the results expected for the full fiscal year.

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

3.       PROPERTY

In August 1993, to reduce its net facilities costs, the Company purchased $85.1 million of 10.375% mortgage notes due July 31, 1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two of the three buildings leased by the Company for its headquarters. In December 1993, the Company became a 74% limited partner in IV Centrum by making a capital contribution of approximately $4 million. The Company has the right to leave the partnership in 1996 and take full title to both buildings without making further capital contributions. As a result of the note purchases and capital contribution, the Company has capitalized the two building leases and the $89.1 million in payments have been classified as property in the accompanying condensed consolidated balance sheet.

In addition to the above expenditures, during the second quarter of fiscal 1994, the Company purchased land and construction materials for an additional facility at its headquarters site for approximately $17 million and land to be used for its UK subsidiary's headquarters for approximately $31 million.

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


5.       EARNINGS PER SHARE

On October 11, 1993, the Company effected a two-for-one stock split in the form of a 100% common stock dividend distributed November 8, 1993 to stockholders of record as of October 22, 1993. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method, and represent shares issuable upon the exercise of outstanding stock options.

6.       LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

International revenues (including end users and resellers) increased 31% and 24% in the third quarter and first nine months of fiscal 1994, as compared to the corresponding periods in fiscal 1993, while revenues in the United States increased 29% and 38% from the third quarter and first nine months of fiscal 1993, respectively. International revenues were negatively affected in fiscal 1994 when compared to the corresponding period of the prior year as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased in both the third quarter and first nine months of fiscal 1994 by approximately 34%, from the corresponding periods of fiscal 1993. International revenues constituted approximately 61% and 60% of total revenues in the third quarters of fiscal 1994 and 1993, respectively, and 61% and 63% of total revenues in the first nine months of fiscal 1994 and 1993, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.



REVENUES:
                                           Three Months Ended                 Nine Months Ended
                                     -----------------------------     -----------------------------
                                     Feb 28,               Feb 28,     Feb 28,               Feb 28,
                                      1994      Change      1993        1994      Change      1993
                                     -------    ------     -------     -------    ------     -------
        Licenses and other           $276,488     25%     $221,461   $  745,481     24%   $  598,947
        Percentage of revenues           57.3%                59.8%        55.9%                58.1%

        Services                     $206,302     39%     $148,634   $  587,533     36%   $  431,206
        Percentage of revenues           42.7%                40.2%        44.1%                41.9%

             Total revenues          $482,790     30%     $370,095   $1,333,014     29%   $1,030,153

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. Excluding the systems integration business, which continues to be phased down, license and other revenues increased 31% and 32% in the third quarter and first nine months of fiscal 1994, respectively, when compared to the corresponding periods in fiscal 1993. The Company believes that the strong revenue growth rate in the first nine months of fiscal 1994 is primarily due to an overall increase in market demand for database and tools products, increased market acceptance of the Company's relational DBMS, as well as increased penetration in the financial and manufacturing applications markets.

SERVICE REVENUES. Support, consulting and education services revenues each increased from the corresponding period of fiscal 1993. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 37% and 34% in the third quarter and first nine months of fiscal 1994, respectively, reflecting the continued increase in the installed base of the Company's products under support contracts. Consulting and education services likewise grew 41% and 39% in the third quarter and first nine months of fiscal 1994, as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.


OPERATING EXPENSES:

                                               Three Months Ended                 Nine Months Ended
                                          ----------------------------      ----------------------------
                                          Feb 28,              Feb 28,      Feb 28,              Feb 28,
                                           1994     Change      1993         1994     Change      1993
                                          -------   ------     -------      -------   ------     -------
        Sales and marketing              $172,738     15%     $149,979     $503,624     11%     $455,040
        Percentage of revenues               35.8%                40.5%        37.8%                44.2%

        Cost of services                 $127,408     52%     $ 83,776     $343,784     39%     $248,118
        Percentage of revenues               26.4%                22.6%        25.8%                24.1%

        Research and development (1)     $ 48,496     27%     $ 38,252     $140,929     37%     $102,713
        Percentage of revenues               10.0%                10.3%        10.6%                10.0%

        General and administrative       $ 30,278      0%     $ 30,259     $ 94,131      6%     $ 88,815
        Percentage of revenues                6.3%                 8.2%         7.1%                 8.6%

        Provision for settlement
          of litigation                  $    --         *    $ 24,000     $     --      *      $ 24,000

        Percentage of revenues                *                    6.5%             *                2.3%
        __________________________

       * Not meaningful

        (1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 2.1% and 1.5% of total revenues during the third quarters of fiscal 1994 and 1993, respectively, and 2.1% and 2.4% of total revenues in the first nine months of fiscal 1994 and 1993, respectively.

Similar to the trend in international revenues, the Company's international expenses were favorably affected in the third quarter and first nine months of fiscal 1994 when compared to the corresponding periods in the prior year due to changes in the value of the U.S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company has also begun to place more emphasis on marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the third quarter and first nine months of fiscal 1994 when compared to the corresponding periods in fiscal 1993 as a result of higher revenue levels, and controls over increases in headcount and headcount related expenses in order to improve the Company's sales margins. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 62% and 56% of revenues in the third quarters of fiscal 1994 and 1993, respectively, and 59% and 58% of revenues in the first nine months of fiscal 1994 and 1993, respectively. The Company's service margins have been negatively affected versus the prior year periods due, in part, to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the impact of higher headcount levels to support future growth.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of fiscal 1994 and 1993 would have been 12.0% and 11.8%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 34% from the third quarter of fiscal 1993 and 33% from the first nine months of fiscal 1993 to the corresponding period of fiscal 1994 (27% and 37% after the adjustment for software capitalization). The Company capitalized approximately $10,193,000 and $5,491,000 during the third quarters of fiscal 1994 and 1993, respectively, and $27,802,000 and $24,470,000 in the corresponding nine month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totalled $10,710,000 and $5,641,000 in the third quarters of fiscal 1994 and 1993, respectively, and $28,533,000 and $16,625,000 in the corresponding nine month periods. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1994 over fiscal 1993, as a result of the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the third quarter and first nine months of fiscal 1994 as compared to the corresponding periods in fiscal 1993, reflecting higher revenue levels and controls over discretionary spending.

PROVISION FOR SETTLEMENT OF LITIGATION. In the third quarter of fiscal 1993, the Company entered into agreements to settle pending class action and derivative lawsuits. The agreements provide for payments by the Company of $24,000,000. The agreements are subject to final court approval (see Part II, Item 1 for a description of legal proceedings).



OTHER INCOME (EXPENSE):

                                          Three Months Ended                 Nine Months Ended
                                     ----------------------------      ----------------------------
                                     Feb 28,              Feb 28,      Feb 28,              Feb 28,
                                      1994      Change     1993         1994      Change     1993
                                     -------    ------    -------      -------    ------    -------
        Other Income (Expense)       $    240      *       $ 1,035      $ 2,062    *        $    250
        Percentage of revenues            0.0%                 0.3%         0.2%                 0.0%
- - -----------------------------
        * Not meaningful

Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous income and expense items.


PROVISION FOR INCOME TAXES:

                                           Three Months Ended                 Nine Months Ended
                                     ----------------------------      ----------------------------
                                     Feb 28,              Feb 28,      Feb 28,              Feb 28,
                                      1994      Change     1993         1994      Change     1993
                                     -------    ------    -------      -------    ------    -------
        Provision for
          Income Taxes                $34,362    119%      $15,702      $83,375    113%      $39,101
        Percentage of revenues            7.1%                 4.2%         6.3%                 3.8%


The Company's estimated effective tax rate for the third quarter and first nine months of fiscal 1994 was 33% as compared to a 35% tax rate in the corresponding periods of fiscal 1993.


NET INCOME AND EARNINGS PER SHARE:

                                           Three Months Ended                 Nine Months Ended
                                     ----------------------------      ----------------------------
                                     Feb 28,              Feb 28,      Feb 28,              Feb 28,
                                      1994      Change     1993         1994      Change     1993
                                     -------    ------    -------      -------    ------    -------
        Income before Cumulative
          Effect of Change in
          Accounting Principle        $69,748    139%      $29,162     $169,233    133%      $72,616
        Percentage of revenues           14.4%                 7.9%        12.7%                 7.0%

        Net Income                    $69,748    139%      $29,162     $169,233    481%      $29,146
        Percentage of revenues           14.4%                 7.9%        12.7%                 2.8%

        Earnings Per Share:

        Income before Cumulative
          Effect of Change in
          Accounting Principle        $  .24     140%      $   .10     $    .57    128%      $   .25

          Net Income                  $  .24     140%      $   .10     $    .57    470%      $   .10



LIQUIDITY AND CAPITAL RESOURCES

                                                           Nine Months Ended
                                                -------------------------------------
                                                Feb 28,                       Feb 28,
                                                 1994           Change         1993
                                                -------         ------        -------
        Working Capital                         $280,467           9%       $256,971

        Cash and short-term
        investments                             $323,440          20%       $269,961

        Long-term cash investments              $  8,538          *         $   --

        Cash provided by operating

        activities                              $  244,604        46%     $  167,375

        Cash used for investing
        activities                              $ (219,404)       92%     $ (114,282)

        Cash used for
        financing activities                    $  (49,013)      225%     $  (15,080)

        *    Not Meaningful


As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company entered into a subordinated debt agreement with NSC for $80,000,000 in December 1991. In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a final maturity date of December 9, 1998, subject to a one-time call option that may reduce the maturity date to May 1, 1995 if the strategic relationship is terminated after May 1, 1994. In certain circumstances, this call option may be extended for an additional one year period.

At February 28, 1994, the Company also had additional debt of $11,764,000 in the form of other notes payable and capital leases.

In August 1993, to reduce its net facilities costs, the Company purchased $85.1 million of 10.375% mortgage notes due July 31, 1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two of the three buildings leased by the Company for its headquarters. In December 1993, the Company became a 74% limited partner in IV Centrum by making a capital contribution of approximately $4 million. The Company has the right to leave the partnership in 1996 and take full title to both buildings without making further capital contributions. As a result of the note purchases and capital contribution, the Company has capitalized the two building leases and the $89.1 million in payments have been classified as property in the accompanying condensed consolidated balance sheet.

In addition to the above expenditures, during the second quarter of fiscal 1994, the Company purchased land and construction materials for an additional facility at its headquarters site for approximately $17 million, and land to be used for its UK subsidiary's headquarters for approximately $31 million. In March 1994, the Company paid $23 million for a mortgage note secured by an office facility near its headquarters site, which the Company has leased pursuant to a master lease agreement that grants the Company the option to purchase the office facility. Also, as part of this transaction, and for nominal consideration, Oracle Real Estate Corporation, a wholly owned subsidiary of the Company, acquired title to the land underlying the office facility subject to a ground lease, and the Company acquired a second mortgage note secured by the office facility. In addition, the Company is currently in the process of negotiating additional facilities related expenditures, including the construction of the additional building on its headquarters site, as well as the first building at the UK headquarters site.

The Company generated incremental positive cash flows from operating activities in the first nine months of fiscal 1994 over the corresponding period in fiscal 1993, primarily due to improved profitability.

Cash used for investing activities increased during the first nine months of fiscal 1994 as compared to the corresponding period of the prior year primarily due to the purchase of the mortgage notes and partnership interest discussed above, as well as the acquisition of an additional 60% ownership of the distribution entity for the Company's products in Italy. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

The Company has announced plans to repurchase up to 10 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. During the first nine months of fiscal 1994, the Company repurchased 2,230,000 shares of the Company's Common Stock for approximately $65,130,000. During fiscal 1993 and through February 28, 1994, the Company had repurchased a total of 5,437,000 shares for approximately $108,757,000.

The Company anticipates that its current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital needs at least through the next twelve months.


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

On February 1, 1993, all parties entered into agreements to settle the class action and derivative lawsuits. The class agreement provides for payment by the Company of $23.25 million in five equal installments of $4.65 million. The first installment was paid in February 1993, the second installment was paid in June 1993, the third installment was paid in October 1993 and the fourth installment was paid in January 1994. Payments have been made to a custodial account for disbursement upon order of the Court. The remaining installment will be paid on April 15, 1994. The derivative agreement provides for payment by the Company of up to $750,000 in attorney's fees if so ordered by the Court.

On August 9, 1993, the Court found that the class settlement was "reasonable," but declined to rule on the derivative settlement until after a special committee of the Company's Board had been advised by independent counsel regarding the proposed derivative settlement. Because approval of the class action settlement is contingent upon the approval of the derivative settlement under the terms of the settlement agreements, the Court did not approve the class settlement. The Court stated that it was prepared to approve the class settlement if the Company were to waive the approval contingency. The parties have agreed to extend to April 8, 1994, the Company's time within which to waive the approval contingency should it choose to do so. In the interim, a special committee was formed which retained independent counsel to review the proposed derivative settlement. Upon completion of the independent counsel's review, the special committee submitted a report to the Court on November 5, 1993 recommending that the settlement be approved as reasonable. On November 19, 1993, the Court held a status conference to consider the special committee's report and took the matter under submission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    3.09 Amendment Number One to Rights Agreement dated December 3, 1990, between Oracle Systems Corporation and the Bank of America, N.T. & S.A., 8-A filed with Securities and Exchange Commission on February 28, 1994, File No. 000-14376.

    3.10 Rights Agent Agreement dated August 1, 1991 between Oracle Systems Corporation and Harris Trust Company of California, which is incorporated by reference to the Form 8-A filed with the Securities and Exchange Commission on February 28, 1994, File No. 000-14376.

  (b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Systems Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ORACLE SYSTEMS CORPORATION

Dated: April 1, 1994
                                                  By: Lawrence J. Ellison
                                                  -----------------------------
                                                  Lawrence J. Ellison,
                                                  President and
                                                  Chief Executive Officer

Dated: April 1, 1994                              By: Jeffrey O. Henley
                                                  -----------------------------
                                                  Jeffrey O. Henley,
                                                  Executive Vice
                                                  President and Chief Financial
                                                  Officer

Dated: April 1, 1994                              By: Thomas A. Williams
                                                  -----------------------------
                                                  Thomas A. Williams,
                                                  Chief Accounting Officer