Form 10-K
period 1994-05-31
ORACLE SYSTEMS CORP
filed 1994-07-27
CIK 777676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1994

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14376

                           Oracle Systems Corporation
             (Exact name of registrant as specified in its charter)

                      Delaware                                                      94-2871189
(State or other jurisdiction of incorporation or organization)       (I.R.S. employer identification number)

             500 ORACLE PARKWAY,  REDWOOD CITY, CALIFORNIA   94065
          (Address of principal executive offices, including zip code)

                                 (415) 506-7000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1994 was $8,274,092,550. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 30, 1994:  286,439,008.

Documents Incorporated by Reference:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 10, 1994.

                           ORACLE SYSTEMS CORPORATION

                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                                                     PART I
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4A.         Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                                                     PART II
Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .  14
Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .  21

                                                                    PART III
Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .  22
Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                                                     PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .  23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

                                     PART I

ITEM 1.  BUSINESS

The Company designs, develops, markets, and supports computer software products with a wide variety of uses, including database management and network products, applications development productivity tools, and end user applications. The Company's principal product, the ORACLE relational database management system ("DBMS"), is a SQL-based, relational database management system that runs on a broad range of computers, including massively parallel, mainframes, minicomputers, workstations, and personal computers. The Company also offers consulting, education, support, and systems integration services in support of its customers' use of its software products.

The Company was incorporated on October 29, 1986 in connection with a reincorporation of the Company's predecessor in Delaware, which was completed on March 12, 1987. The Company's principal operating subsidiary, Oracle Corporation, a California corporation, was incorporated in June 1977. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Systems Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities at 500 Oracle Parkway, Redwood City, California 94065. Its telephone number is (415) 506-7000.

BACKGROUND

Computer software can be classified into two broad categories: system software and applications software. System software includes (1) operating systems, which control the computer hardware, (2) compilers and interpreters, which translate programs into a form that can be executed by a computer, (3) communications software, which permits computers to send data across a network, and (4) database management systems, which are used to create, retrieve, and modify data stored in computers. Applications software automates the performance of specific business functions such as payroll processing, general ledger accounting, and inventory control.

Database management systems software permits multiple users and applications to access data concurrently while protecting the data against user and program errors and against computer and network failures. Database management systems are used to support the data access and data management requirements of transaction processing and decision-support systems.

There are several types of database management systems software: hierarchical, network, relational, and object oriented. Hierarchical, network, and relational DBMSs have been widely used to support diverse applications in business, engineering, manufacturing, government, and other applications domains. Object oriented DBMS software is an emerging software technology that may permit more complex data structures to be accessed by applications programs, although such object oriented systems have not yet been proven in many commercial environments.

In both hierarchical and network DBMS structures, users must know how and where their data is stored, navigate through the database system, and access that data step-by-step according to predefined sequences. Consequently, such DBMSs are not well suited to answering inquiries that were unanticipated by the programmer when the applications were created and therefore not specifically predefined in the database structure. Also, developing and maintaining applications with such systems is time-consuming because the applications program must be aware of the data storage structure. Despite these limitations, hierarchical and network DBMSs, which have been available since the 1960's, have been used for many large-scale business data processing applications running on large mainframe computers.

In 1970, International Business Machines Corporation ("IBM") published a proposed theoretical model for a relational DBMS. The comparative advantage of a relational DBMS is that users need not know how or where their data is stored in the computer. To access data, users simply specify what data they desire, not how to retrieve it. Relational systems navigate automatically to the data, making database information readily accessible by users of all experience levels. Regardless of how the data is actually stored in the computer memory, the results of database queries are always presented to users in familiar, two-dimensional tables of rows and columns of data. Relational DBMSs therefore have been widely used for management information and decision-support systems which require flexible access to data. Because they facilitate applications development and maintenance, relational DBMSs also have become widely used in mid-range and low-end transaction processing environments. As their performance and reliability have improved, relational DBMSs increasingly have been chosen to support mission-critical data processing applications.

Object oriented DBMSs are designed to support applications with "advanced" data management requirements, such as those of certain engineering applications which historically have not been able to use DBMSs. As compared with relational DBMSs, object oriented DBMSs permit more complex data structures to be defined and accessed by applications programs. However, currently available object oriented systems provide limited capabilities for the ad hoc data access requirements of decision support systems, and have insufficient performance and reliability for most business transaction processing applications. Nevertheless, the Company believes that object oriented techniques can be incorporated into existing relational DBMSs without sacrificing upward compatibility and the advantages of existing relational DBMSs. Merging object oriented capabilities with existing relational DBMSs would further broaden the applicability of relational DBMSs while providing the reliability, performance and flexibility that have been lacking in the object oriented DBMSs now available. While the Company plans to incorporate object oriented technologies into future versions of the ORACLE relational DBMS, no assurance can be given that the Company will be able to do so successfully or in a timely fashion as compared to competitive object oriented DBMSs.

PRODUCT DEVELOPMENT HISTORY

In 1976, IBM published the specifications for a simple, English-like command language called SQL (pronounced "sequel"), with which users define, retrieve, manipulate, and control data stored in a relational DBMS. In 1977, the Company was formed to develop a relational DBMS using IBM's published specifications for the SQL language. Two years later, in June 1979, the Company introduced the ORACLE relational DBMS, the first commercially available relational DBMS. IBM's first relational product, SQL/DS, was released in February 1982. In 1985, IBM announced DB2, its second relational DBMS product, and its second product to implement SQL. SQL has become the industry standard command language for relational DBMS products. In October 1986, the American National Standards Institute ("ANSI") approved a standard definition for the SQL command language, which was also adopted by the International Standards Organization ("ISO"). The SQL standard was updated with additional capabilities in 1989, and a second enhanced standard ("SQL2") was finalized in 1992.

Since 1979, the Company has released several new versions of the ORACLE relational DBMS, each of which contained performance and functional enhancements. In 1992, the Company introduced Version 7 of the ORACLE relational DBMS ("ORACLE7"), which was developed to improve the ability of the Oracle relational DBMS to support large numbers of users and higher rates of transaction processing, to provide server automation features such as DBMS-enforced data integrity requirements and to permit multiple computers running DBMSs of ORACLE and other vendors to cooperatively share data with other computers across a communications network.


PRODUCTS

The Company's products are contained within three product families: Cooperative Server Technology, Cooperative Development Environment, and End User Applications.

Cooperative Server Technology

The Company's Cooperative Server Technology ("CST") products consist of an integrated set of cooperative-server database and network products. The principal product is the ORACLE relational DBMS. The ORACLE relational DBMS gives users the ability to define, retrieve, manipulate, and control data stored on multiple computers, using the industry standard SQL language. The ORACLE relational DBMS provides features to support the operational requirements of on-line transaction processing ("OLTP") environments for high systems availability and performance. The Oracle relational DBMS provides optional parallel server technology that further extends the scalability and availability of CST products by allowing multiple, loosely coupled or clustered machines to cooperatively access a logical database spread across multiple disks. Furthermore, Version 7.1 of the ORACLE DBMS provides optional parallel query capabilities that enable fast searching of large amounts of data for large-scale decision support and information warehouse applications. In addition, the ORACLE relational DBMS includes additional capabilities that allow the DBMS to enforce business policies and data integrity rules. The ORACLE relational DBMS also permits transparent data sharing across a communications network, so that applications programs and users can access data without knowing or specifying the location of the data within the network. Applications developed with the ORACLE relational DBMS are portable to a wide variety of hardware and operating system environments, and can be redeployed in different environments with little or no change. For a description of the Company's network products, see "Product Features-- Cooperative and Distributed Processing Capabilities."


Cooperative Development Environment

The Company's Cooperative Development Environment ("CDE") products consist of an integrated family of applications development productivity tools, CASE products and document automation products. CDE increases programmer productivity and allows non-programmers to design, develop, and maintain their own applications. Applications built with CDE are open and can access data stored in the ORACLE relational DBMS as well as certain other competitors' databases. Applications developed with CDE are portable across different graphical user interfaces, and can incorporate image, sound and voice multimedia objects.

End User Applications Products

The Company's Oracle Financial products consist of an integrated family of end user accounting applications products that use the ORACLE relational DBMS and Oracle's development and decision support tools to provide full-function end user accounting systems, as well as a similar family of accounting products for government end users called Oracle Government Financials. The Company also offers Oracle Manufacturing products, which provide manufacturing companies with planning and control tools, and Oracle Human Resources products, which provide users with personnel management tools. The Oracle end user applications products can be integrated with a customer's existing accounting systems or other Oracle applications products.

PRODUCT FEATURES

The Company believes that the principal competitive strengths of the ORACLE relational DBMS are its high performance and availability for OLTP applications, its cooperative and distributed processing capabilities, its declarative and procedural data integrity features, its ability to support tightly and loosely coupled parallel processing platforms, its broad portability across different computer hardware and operating systems, and its compatibility with the SQL command language.

High Performance and Availability for OLTP Environments

The Company participates in the on-line transaction processing market with the ORACLE relational DBMS, which provides the high performance, high availability and large database support that customers with OLTP environments demand. The ORACLE relational DBMS has repeatedly established new transaction processing performance records on industry standard performance measurement tests ("benchmarks") conducted on a variety of hardware platforms. The ORACLE relational DBMS also has the ability to support environments which require simultaneous OLTP and query access. This capability allows organizations to use the same data to operate and manage their business. High availability allows on- line back-up and recovery to maximize system availability even during routine maintenance operations without degrading normal OLTP performance.

Cooperative and Distributed Processing Capabilities

The ORACLE relational DBMS works with the Company's SQL*Net product to connect applications using the ORACLE relational DBMS on different computers running under different operating systems and using different network communications protocols. SQL*Net supports a client/server architecture, allowing an application using the ORACLE relational DBMS and running on one machine to access remote databases on other machines running the ORACLE relational DBMS anywhere within a communications network.

SQL*Net also supports a distributed database architecture, where multiple copies of the ORACLE relational DBMS running on multiple physically separated computers communicate with one another, permitting applications and users to view multiple databases as if they were a single database. This distributed architecture is designed with functionality which makes it suitable for production OLTP distributed applications. The same non-procedural SQL language commands that are used to access data in a single database are used to access data in a distributed database, and the applications and users need not know or specify the location of the data. Version 5.1 of the ORACLE relational DBMS, when introduced in 1986, was among the first commercial relational DBMSs to support queries (retrieval) of data from a distributed database. ORACLE7 extends this distributed database architecture with distributed update transactions and data replication facilities.

The Company's Oracle Open Gateway products (Oracle Transparent Gateways, Oracle Procedural Gateways and Oracle Procedural Developer's Kit) allow non-ORACLE DBMSs to be integrated into a distributed database environment. Users can employ the SQL language to access data stored in other relational DBMSs such as IBM's DB2 as well as data stored in older hierarchical DBMSs or file systems. The Company believes that the ability to access data from non-ORACLE DBMSs from applications using the ORACLE relational DBMS is attractive to customers because it preserves an organization's investment in existing application systems, and also makes it easier to migrate existing applications and develop new applications using the ORACLE relational DBMS.

Declarative and Procedural Data Integrity Features

ORACLE7 provides advanced capabilities for centrally defining business policies and data integrity rules within a database, and for automatic enforcement of those policies and rules by the DBMS. Simple data integrity rules, such as a requirement that data values in one table match values stored in another, can be specified declaratively (non-procedurally) using industry standard SQL commands. More complex business policies can be encapsulated in "stored procedures" and "database triggers," which are collections of SQL language statements and procedural logic statements that are stored in a database and executed implicitly when other database changes occur.

Support for Tightly and Loosely-Coupled Parallel Processing Platforms

The Parallel Server configuration of ORACLE7 permits multiple computers using a common operating system to access a single database stored on shared disk devices. The ORACLE Parallel Server runs on hardware platforms comprised of a small number of large processors ("clusters") as well as massively parallel platforms comprised of hundreds or thousands of small processors, where the processors do not share access to common main memory. The Company believes that hardware clusters and massively parallel platforms are attractive alternatives to traditional mainframe computers, because they can provide exceptionally high performance at significantly lower cost than mainframe systems. The Company also believes that the ability of the Oracle Parallel Server configuration of ORACLE7 to exploit hardware clusters and massively parallel platforms for OLTP applications gives the Company a significant competitive strength with respect to other DBMS suppliers.

Portability Across Computer Hardware and Operating Systems

The ORACLE relational DBMS was designed and written to make it adaptable--"portable"--to most computer hardware and operating systems, while optimizing and taking full advantage of the unique functional and performance capabilities of each platform. All implementations of the ORACLE relational DBMS--massively parallel, mainframes, minicomputers, workstations, and personal computers--are functionally identical, although the performance, size of database and complexity of applications may be limited by the capacity of the computer on which the ORACLE relational DBMS is running. The portability of the ORACLE relational DBMS makes it possible for customers to use different sizes of computers from different vendors but still use the same database management software on all of their machines. This allows customers to migrate to the most cost effective hardware platforms and protects their investment in hardware technology by allowing them to take advantage of new hardware innovations. The Company has ported the ORACLE relational DBMS to over 100 distinct computer hardware and operating system environments.

Compatibility with SQL

The ORACLE relational DBMS was the first commercial relational DBMS to use the SQL command language, which was subsequently used commercially by IBM and other DBMS vendors. SQL is a non-procedural language, meaning that users specify database operations in terms of what is to be done, not how to do it. The ORACLE relational DBMS automatically navigates through the internal storage mechanism of the computer to locate and then retrieve or modify data as requested. Because the ORACLE relational DBMS performs the navigation, applications programs developed with the ORACLE relational DBMS can be written without regard to database structure. Therefore, applications programs require little or no modification when the database structure is changed, thus reducing the costs of software development and maintenance. The Company believes that the close compatibility of the implementation of SQL in the ORACLE relational DBMS with both IBM and ANSI/ISO standard SQL is a significant competitive strength with respect to other DBMS products. Because the ORACLE relational DBMS has been certified by the U.S. Government's National Institute of Standards and Technology ("NIST") as fully compliant with the 1989 SQL standard, it is attractive to government agencies and other organizations which choose to implement standards-based systems. The Company is an active participant in the industry standards development process, and develops products to comply with such standards where appropriate. While no assurance can be made that the ORACLE relational DBMS will fully comply with the SQL92 standard, the Company plans to incorporate SQL92 into future versions of the ORACLE relational DBMS. In addition, close compatibility with IBM's SQL makes the ORACLE relational DBMS an attractive choice for minicomputer, workstation, and personal computer users who have or intend to use IBM's relational DBMS products for their mainframes. Through the Company's Oracle Open Gateway products, ORACLE relational DBMS users can access IBM's DB2 and SQL/DS databases.

CONSULTING, EDUCATION, AND SUPPORT SERVICES

In most of its sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting and education revenues represented approximately 23%, 21%, and 21%, of total revenues in fiscal 1994, 1993, and 1992, respectively.

The Company's support services are generally priced based on the level of support services provided, along with the number of users authorized to access the Company's software products. Support revenues represented approximately 19% of total revenues in fiscal 1994, 1993, and 1992.

The Company believes that its broad-based service offerings, in conjunction with its current and planned product offerings, facilitate the transfer of technology to customers and stimulate demand for the Company's products.

SYSTEMS INTEGRATION

The Company is also in the systems integration business through its subsidiary, Oracle Complex Systems Corporation ("OCSC"), and certain of its international subsidiaries. The Company delivers complete information systems by combining the ORACLE relational DBMS and other Oracle products with various non-Oracle hardware, communications technologies and software, and with various service offerings.

MARKETING AND SALES

Direct Sales Organization

In the United States, the Company markets its products and services primarily through its own direct sales and service organization, Oracle USA. As of May 31, 1994, Oracle USA consisted of 3,124 sales and service employees. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 1994, were located in approximately 35 United States metropolitan areas.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 50 subsidiaries. As of May 31, 1994, the international sales and service groups consisted of 5,130 employees. These subsidiaries license and support the Company's products both within their local countries as well as into a number of other foreign countries. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

The Company faces significant competition in the DBMS marketplace, and prospective customers often perform a detailed technical evaluation or benchmark of competitive products as a part of the DBMS selection process. Technical support is, therefore, a critical element in the Company's sales process. Consequently, sales representatives typically are teamed with technical support specialists who can answer technical questions, help customers run benchmarks against competitive products, and develop prototype databases and ORACLE-based applications.

OEMs, VARs, PSIs, ISVs, and Distributors

The Company also markets its products through original equipment manufacturers ("OEMs"), software value-added relicensors ("VARs"), preferred systems integrators ("PSIs") and independent software vendors ("ISVs") that combine the ORACLE relational DBMS with computer hardware or software applications packages for redistribution.

The Company also markets its products through approximately 30 independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

Additional Customer Information

Revenues from international customers (including end users and resellers) amounted to approximately 60%, 63%, and 64% of the Company's total revenues in fiscal 1994, 1993, and 1992, respectively. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

Revenues from most of the Company's international subsidiaries are denominated in local currencies. As a consequence, if the United States dollar strengthens against any local currency, the Company's reported revenues from such country will be adversely affected. The Company's international revenues also are subject to other risks common to export sales, such as governmental regulation, political and economic disruptions and the imposition of tariffs and other trade barriers.

PRODUCT DEVELOPMENT

In order to meet its customers' ever-changing requirements and to expand its product base, the Company must continue to enhance its existing products and develop new products. This development requires a continued high level of research and development expenditures, which were 12% of total revenues during both fiscal 1994 and fiscal 1993, and 13% during fiscal 1992 (in each case prior to the effect of amounts capitalized in accordance with Statement of Financial Accounting Standards No. 86).

Significant areas of product development expenditures include the following:

         --enhancing and extending the ORACLE relational DBMS, including extending its distributed database capability, optimizing its performance in production applications, adding additional security features, providing stored procedures and integrity constraints, and designing object oriented extensions which add the ability to manage large objects, including voice, graphics, text, and more complex structures of data;

         --developing and enhancing networking software products, including application development tools for networks and network management products;

         --developing new and enhanced applications development productivity tools, CASE products and document automation products;

         --developing and enhancing end-user applications in the Oracle Financials, Oracle Government Financials, Oracle Manufacturing, and Oracle Human Resources product families; and

         --porting new versions and releases of the Company's products to the numerous computer models on which prior versions and releases operate, as well as extending the Company's products to make effective use of new hardware technologies.

COMPETITION

The computer software industry is intensely competitive. The Company competes with different companies in the various markets it addresses. The principal independent software vendor competitors in the DBMS marketplace include Informix Corporation, Sybase Inc., The ASK Group, Inc., which was acquired in June 1994 by Computer Associates International, Inc., and Progress Software Corporation. In addition, hardware systems vendors sell or license database software with which the Company competes, including Digital Equipment Corporation ("DEC"), in the DEC VAX minicomputer market, and IBM, in the mainframe market. The Company also competes with various other companies in its other product areas, including SAP in the financial applications market and Powersoft Corporation in the development tools market, and system integrators and consulting organizations in the services marketplace.

In the massively parallel, mainframe, minicomputer and workstation markets, the Company believes that the most important considerations for end user software customers are ease of use, product reliability, quality of technical support and price. With OEM customers, product capabilities are also important. In the personal computer market, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, reliability, ability to link with massively parallel, mainframe, minicomputer and workstation DBMSs, and product integration. The Company believes that it competes favorably in each of these areas.

PRODUCT AND SERVICES REVENUES

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity on a specified computer. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of program copies, the number of users, the number of CPUs, or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for government and telemarketing customers) are recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. In general, the Company's products are priced based on the number of users authorized to access the programs.

The Company generally receives sublicense fees from distributors, OEMs, VARs, PSIs, and ISVs based on the revenues generated by the distributor, OEM, VAR, PSI or ISV. Sublicense fees are typically based on a percentage of the Company's list price. OEM agreements may include an initial non-refundable payment (in the form of an initial fee plus advance sublicense fees, some or all of which is payable upon the signing of the contract) and sublicense fees based on the value of copies of the Company's products distributed by the OEM. Agreements with VARs typically include a development license for ORACLE and may include an initial non-refundable payment as well. License fees are based on the value of copies of the Company's products distributed by the VAR. Guaranteed sublicense fees from distributors, OEMs, VARs, PSIs, and ISVs are recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and if the terms of the agreement are such that the payment obligation is noncancellable and nonrefundable, and due within one year. Non-guaranteed per-copy sublicense fees from distributors, OEMs, VARs, PSIs, and ISVs are recognized as revenues when they are reported by the distributor, OEM, VAR, PSI or ISV.

In general, the Company's support services are priced based on the level of support services provided, along with the number of users authorized to access the Company's software products. Most customers renew their support agreements. Support consists of technical support, including telephone consultation on the use of the products and problem resolution, and system updates for software products and user documentation. The Company generally bills support fees at the beginning of each support period, either on an annual or quarterly basis. Support revenues are recognized ratably over the contract period.

Revenue related to consulting and education services to be performed by the Company are recognized either proportionately over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT PROTECTION

The Company relies on a combination of trade secret, copyright, trademark, and other proprietary rights laws, license agreements, and technical measures to protect its rights to its software products. The Company does not own any issued patents at present, but has patent applications pending before the United States Patent and Trademark Office.

The Company has registered "ORACLE" as a trademark in the United States and in over 90 foreign countries and has additional registrations pending. The Company also has registered over 30 other trademarks in the United States for other product names and also has registrations pending for various product names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a perpetual license that is nontransferable and that restricts the use of the products to the customer's internal purposes on either a single computer or up to a maximum number of users. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's massively parallel, mainframe, minicomputer and workstation products are licensed pursuant to signed license agreements. Consistent with standard industry practice, the Company's personal computer products generally are licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

The Company believes that its trade secret, trademark, copyright, and other proprietary rights are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability, and experience of the Company's personnel, brand recognition, and ongoing product support may be more significant in maintaining the Company's competitive advantages.

EMPLOYEES

As of May 31, 1994, the Company employed 12,058 full-time persons, including 8,254 in sales and services, 615 in marketing, 1,757 in research and development, and 1,432 in general and administrative positions. Of such employees, 5,022 were located in the United States and 7,036 were employed in approximately 50 other countries.

None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently leases substantially all of its administrative, marketing, and research and development facilities under long-term operating leases. The Company owns the land underneath its headquarters buildings, which are located in Redwood City, California, and as discussed in Note 2 of Notes to Consolidated Financial Statements, has capitalized certain of these building leases. In addition, the Company has purchased land to be used for its UK subsidiary's headquarters, and is in the process of constructing facilities there and at its headquarters location. The Company also leases space in approximately 50 domestic office facilities throughout the United States, and approximately 120 office facilities internationally.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.


ITEM 3.  LEGAL PROCEEDINGS

Class action and derivative lawsuits were filed in the United States District Court, Northern District of California, on and after March 29, 1990. The class actions were brought by and on behalf of purchasers of the Common Stock of the Company (and purchasers of call options for the Company's Common Stock) during the period July 11, 1989 through September 26, 1990, and named as defendants the Company and certain of its present and former officers and directors. Plaintiffs in the class action alleged that during the class period the defendants violated federal securities laws and state common law by artificially inflating the price of the Company's Common Stock (and call options for the Company's Common Stock) through alleged misrepresentations and nondisclosures regarding the Company's actual and prospective financial condition. The derivative lawsuits were brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative suit claimed that these officers and directors breached their fiduciary duties to the Company and its stockholders through similar alleged misrepresentations and nondisclosures, and by selling the Company's securities while allegedly in possession of material
nonpublic information.   Collectively, the plaintiffs in the suits sought
compensatory and other damages and disgorgement of profits from the individual defendants. The plaintiffs in the derivative suit also sought to order a new election of directors of the Company. An action against the Company's independent auditors, containing allegations related to those alleged in the class action, was filed on April 2, 1991 and was consolidated with the pending class action and derivative lawsuits. The Court certified a plaintiff class consisting of purchasers of Common Stock (and call options for the Common Stock) of the Company during the period from July 11, 1989 through September 26, 1990.

On February 1, 1993, all parties entered into agreements to settle the class action and derivative lawsuits. The class agreement provided for payment by the Company of $23.25 million in five installments to a custodial account for disbursement upon order of the Court. As of May 31, 1994, all installment payments had been made. The derivative agreement provided for payment by the Company of up to $750,000 in attorney's fees if so ordered by the Court.

On May 24, 1994, the Court issued an order approving the class and derivative settlements. In its order, the Court awarded derivative counsel $525,000 in attorney's fees and $69,385 in costs, which fees and costs must be paid by the Company on or before August 9, 1994. On July 5, 1994, the Court dismissed the class and derivative actions and entered final judgment in both actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                                                      Office(s)
- - ----                                                      ---------
Lawrence J. Ellison                       President and Chief Executive Officer
James A. Abrahamson                       Chairman of the Board
Jeffrey O. Henley                         Executive Vice President and Chief Financial Officer
Raymond J. Lane                           Executive Vice President and President, Worldwide Operations
Raymond L. Ocampo, Jr.                    Senior Vice President, General Counsel and Corporate Secretary
Thomas A. Williams                        Vice President and Corporate Controller

Mr. Ellison, 49, is one of the Company's founders and has been President and Chief Executive Officer of the Company since May 1977. He served as Chairman of the Board from April 1990 to September 1992. Prior to 1977, Mr. Ellison served as Vice President of Systems Development at Omex Corporation, a manufacturer of laser recording devices for image processing, and in various technical positions at Ampex Corporation, Advanced Research Division, an electronics manufacturer, and Amdahl Corporation, an IBM-compatible computer
manufacturer.   Mr. Ellison is also a director of NeXT Computer, Inc., a
computer software company.

Mr. Abrahamson, 61, has been Chairman of the Board since September 1992. Prior to joining the Company, he served as Executive Vice President for Corporate Development and, subsequently, President of the Transportation Sector for Hughes Aircraft Company from October 1989 to September 1992. Mr. Abrahamson directed the Strategic Defense Initiative from April 1984 until he retired from the United States Air Force in January 1989 at the rank of Lieutenant General. Mr. Abrahamson is also a director of Western Digital Corporation, a semi-conductor company.

Mr. Henley, 49, has been Executive Vice President and Chief Financial Officer of the Company since March 1991. Before joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Prior to August 1986, he was Executive Vice President and Chief Financial Officer at Saga Corporation, a diversified food service company, and he held various finance positions at Memorex Corporation and Fairchild Camera and Instrument Corporation. Mr. Henley is also a director of Tricord, Inc., a computer hardware company.

Mr. Lane, 47, has been Executive Vice President of the Company and President of Worldwide Operations since October 1993. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane was a Senior Vice President and Managing Partner of the Worldwide Information Services Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton's Executive Committee from April 1987 to May 1992, and its Board of Directors from April 1985 to April 1988, and from April 1991 to May 1992. From October 1983 to June 1986 he served as Managing Partner of Booz-Allen & Hamilton's Southwest Region, and from April 1980 to October 1983 he served as Principal of the Information Systems Practice in the western United States. From 1977 to 1980, Mr. Lane was a Division Vice President for EDS. Prior to 1977, he held various product and marketing positions at IBM. Mr. Lane is also a director of Cadence Designs Systems, a computer software company, and a member of the Board of Trustees of Carnegie Mellon University.

Mr. Ocampo, 41, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since October 1992. He was Vice President, General Counsel and Corporate Secretary from September 1990 to September 1992. He served as General Counsel, Legal Operations from July 1989 to August 1990, and as Associate General Counsel from July 1986 to June 1989. Mr. Ocampo was an attorney specializing in antitrust and complex litigation from June 1976 to July 1986, and taught at Hastings College of the Law from August 1977 to May 1983.

Mr. Williams, 42, has been a Vice President of the Company since October 1990 and Corporate Controller since May 1989. In the fourteen years prior to joining Oracle, Mr. Williams held various positions in the Audit Division of Arthur Andersen & Co., an international public accounting firm, including Partner from September 1987 to May 1989.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market System since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 3,300 stockholders of record as of May 31, 1994. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                                                        Low         High
                                                                                        Sale        Sale
                                                                                       Price        Price
                                                                                       -----        -----
Fiscal 1993:
    First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 7.00       $ 9.57
    Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .                 8.69        12.38
    Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .                 9.44        18.19
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .                15.63        22.32


Fiscal 1994:
    First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 19.88      $ 28.44
    Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .                23.81        33.00
    Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .                27.25        37.75
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .                26.25        35.88

On October 11, 1993, the Company effected a two-for-one stock split in the form of a 100% common stock dividend distributed November 8, 1993 to stockholders of record as of October 22, 1993. All per share data have been retroactively adjusted to reflect the stock split.

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future. If the Company is not in compliance with the financial covenants of its financing agreement with Nippon Steel Corporation, then the Company is restricted from making dividend payments by this agreement. The Company is in compliance with these covenants. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Year Ended May 31,
                                                                 ------------------
                                               1994         1993         1992        1991         1990
                                               ----         ----         ----        ----         ----
                                                       (in thousands, except per share data)
Revenues                                  $2,001,147    $1,502,768  $1,178,496   $1,027,949     $916,390
Operating income                             419,953       216,979     113,663       17,907      135,341
Net income (loss)                            283,720        98,256      61,510     (12,401)       80,877
Earnings (loss) per share                        .96           .34         .22         (.05)         .30
Total assets                               1,594,984     1,184,020     955,572      857,640      764,198
Short-term debt                                6,898        10,684      16,512      180,065       42,501
Long-term debt                                82,845        86,380      95,935       17,991       89,129
Stockholders' equity                         740,553       528,039     435,034      344,685      336,813

Effective June 1, 1992, the Company adopted Statement of Position 91-1, "Software Revenue Recognition," which addresses the accounting for software revenues. The cumulative effect, net of tax, of the change in accounting principle was $43,470,000, and was charged against net income in fiscal 1993. Fiscal 1993 net income and earnings per share before the change in accounting principle were $141,726,000 and $0.48, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In fiscal 1994 and 1993, the Company continued to improve its operating margins over the corresponding prior year periods due to increases in revenue growth rates, coupled with lower operating expenses as a percentage of revenues. The Company's revenue growth rate was 33%, 28% and 15% in fiscal 1994, 1993, and 1992, respectively. Sales and marketing expenses continued to represent the largest category of operating expenses, though decreasing to 37% of revenues in fiscal 1994 from 43% in fiscal 1993, and 48% in fiscal 1992. Cost of services as a percentage of total revenues increased to approximately 25% of revenues in fiscal 1994, having decreased in fiscal 1993 to 23% from 24% in fiscal 1992. The Company's investment in research and development was 12% of revenues in both fiscal 1994 and fiscal 1993, and 13% in fiscal 1992, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues were 7%, 8%, and 9% in fiscal 1994, 1993, and 1992, respectively. Overall, operating income as a percentage of revenues increased to 21% in fiscal 1994, from 14% in fiscal 1993, and 10% in fiscal 1992.

Domestic revenues increased 44% and 29% in fiscal 1994 and 1993, respectively, while international revenues increased 27% in both fiscal 1994 and 1993. International revenues were negatively affected in both fiscal 1994 and 1993 when compared to the corresponding prior year periods as a result of the strengthening of the U.S. dollar against the major international currencies. International revenues expressed in local currency increased by approximately 34% and 28% in fiscal 1994 and 1993, respectively. Revenues from international customers were approximately 60%, 63%, and 64% of revenues in fiscal 1994, 1993, and 1992, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will continue to be adversely affected if the U.S. dollar strengthens against the major international currencies.

Quarterly revenues reflect distinct seasonality. This seasonality, combined with uneven changes in sales and marketing expenses, created marked fluctuations in quarterly results of operations. Similar fluctuations may be expected in the future, although they will be somewhat mitigated as service revenues increase as a percentage of total revenues. See "Quarterly Results of Operations" below.

Effective June 1, 1992, the Company adopted Statement of Position 91-1, "Software Revenue Recognition," which addresses the accounting for software revenues. Because it was impracticable to restate prior financial statements, the Company recorded the cumulative effect of the change in accounting principle, in the amount of $43,470,000, which is net of an income tax benefit of $24,452,000, as a non-cash charge in its statement of operations in the first quarter of fiscal 1993. Additionally, it was not practicable to present the pro forma effect of the change in accounting principle on the comparative prior periods.

REVENUES:

                                                 FY94        Change        FY93       Change       FY92
                                                 ----        ------        ----       ------       ----
        Licenses and Other                   $1,163,808        30%     $  895,711        26%     $709,227

        Percentage of revenues                    58.2%                     59.6%                   60.2%

        Services                             $  837,339        38%     $  607,057        29%     $469,269
        Percentage of revenues                    41.8%                     40.4%                   39.8%

             Total revenues                  $2,001,147        33%     $1,502,768        28%   $1,178,496


LICENSES AND OTHER REVENUES. During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its relational DBMS operates, and as additional software tools and applications products have been introduced. During this period, there has been a continued increase in the percentage of licenses for computers utilizing the UNIX operating system and desktop operating systems. License revenues for software used on computers utilizing the UNIX operating system increased to 71% of license revenues in fiscal 1994 from 69% in fiscal 1993 and 62% in fiscal 1992. Similarly, license revenues for use on desktop computers increased from 11% of license revenues in fiscal 1992 to 14% in fiscal 1993 and 17% in fiscal 1994. License revenues for use on computers utilizing other proprietary operating systems, including DEC minicomputers, IBM mainframes, and other proprietary minicomputers have declined from 27% of license revenues in fiscal 1992 to 17% in fiscal 1993 and 12% of license revenues in fiscal 1994.

License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. Excluding the systems integration business, which continues to be phased down, license and other revenues increased 37% and 26% in fiscal 1994 and 1993, respectively. The Company believes that the strong revenue growth rate in both fiscal 1994 and fiscal 1993 is due primarily to an overall increase in market demand for database products, increased market acceptance of the Company's relational DBMS, and increased penetration in the financial and manufacturing applications markets.

SERVICES REVENUES. Support, consulting and education services revenues each increased in fiscal 1994 and 1993 over the corresponding prior year levels. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 35% and 27% in fiscal 1994 and 1993, respectively, reflecting the continued increase in the installed base of the Company's products under support contracts. Consulting and education services likewise grew 41% and 31% in fiscal 1994 and 1993, respectively, as the Company continued to expand its services toassist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                                 FY94        Change        FY93       Change       FY92
                                                 ----        ------        ----       ------       ----
        Sales and Marketing                    $749,796        16%       $646,027        14%     $566,431
        Percentage of revenues                    37.5%                     43.0%                   48.1%

        Cost of Services                       $499,213        44%       $346,633        23%     $281,562
        Percentage of revenues                    24.9%                     23.1%                   23.9%

        Research and Development (1)           $197,086        35%       $146,420        32%     $110,641
        Percentage of revenues                     9.8%                      9.7%                    9.4%

        General and Administrative             $135,099        10%       $122,709        16%     $106,199
        Percentage of revenues                     6.8%                      8.2%                    9.0%

        Provision for Settlement
          of Litigation                     $        --          *       $ 24,000          *     $     --
        Percentage of revenues                     0.0%                      1.6%                    0.0%
- - -----------------------------

* Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.9%, 2.0%, and 3.5% of total revenues during fiscal 1994, 1993, and 1992, respectively.

Similar to the trend in international revenues, the Company's international expenses were favorably affected in both fiscal 1994 and 1993 when compared to the prior year due to changes in the value of the U.S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company has also began to place more emphasis on marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in both fiscal 1994 and 1993 when compared to the corresponding prior years, as a result of higher revenue levels, and controls over expenses in order to improve the Company's sales margins. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of services revenues, cost of services increased to 60% in fiscal 1994, having decreased to 57% in fiscal 1993 from 60% in fiscal 1992. In fiscal 1994, the Company's service margins decreased from the prior year, in part, due to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the effect of higher headcount levels to support future growth. The service margins in fiscal 1993 were higher than fiscal 1992 due primarily to the effect of higher support revenues which had a higher margin than consulting and education revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 12% of total revenues in both fiscal 1994 and fiscal 1993, and 13% of total revenues in 1992 without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased

33% in fiscal 1994 over fiscal 1993 levels, versus a 16% increase in fiscal 1993 over 1992. The Company capitalized approximately $38,067,000, $30,647,000, and $41,825,000 of computer software development costs in fiscal 1994, 1993, and 1992, respectively, which represented 16%, 17%, and 27% of total expenditures for research and development during those respective periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totalled $39,318,000, $23,043,000, and $14,855,000 in fiscal 1994, 1993, and 1992, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in both fiscal 1994 and 1993 as compared to their corresponding prior year periods, reflecting higher revenue levels as well as controls over spending.

PROVISION FOR SETTLEMENT OF LITIGATION. In the third quarter of fiscal 1993, the Company entered into agreements to settle pending class action and derivative lawsuits in exchange for payments totalling $24,000,000. See Note 9 of Notes to Consolidated Financial Statements for a description of legal proceedings.


OTHER INCOME (EXPENSE):

                                                 FY94        Change        FY93       Change       FY92
                                                 ----        ------        ----       ------       ----
        Other Income (Expense)                $  3,510        231%       $ 1,062       *        $(17,533)
        Percentage of revenues                     0.2%                     0.1%                   (1.5%)

_____________________________
* Not meaningful

Changes in other income and non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. In fiscal 1992, non-operating expenses were also affected by the write-off of certain fees and expenses associated with the originally proposed financing transaction with Nippon Steel Corporation that was not consummated.


PROVISION FOR INCOME TAXES:

                                                 FY94        Change        FY93       Change       FY92
                                                 ----        ------        ----       ------       ----
        Provision for Income Taxes            $ 139,743        83%       $ 76,315       120%   $  34,620
        Percentage of revenues                     7.0%                      5.1%                   2.9%


Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this statement, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain Foreign Sales Corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. See Note 7 of Notes to Consolidated Financial Statements.


NET INCOME AND EARNINGS  PER SHARE:

                                                 FY94        Change        FY93       Change       FY92
                                                 ----        ------        ----       ------       ----
        Income before Cumulative
          Effect of Change in
          Accounting Principle                 $283,720       100%       $141,726       130%    $ 61,510
        Percentage of revenues                    14.2%                      9.4%                   5.2%

        Net Income                            $ 283,720       189%       $ 98,256        60%    $ 61,510
        Percentage of revenues                    14.2%                      6.5%                   5.2%

        Earnings Per Share:

             Income before Cumulative
                Effect of Change in
                Accounting Principle               $.96       100%           $.48       126%        $.22

             Net Income                            $.96       182%           $.34        56%        $.22



QUARTERLY RESULTS OF OPERATIONS

Historically, the Company's business has been seasonal, with the Company generally experiencing a decline in revenues in the first quarter of each fiscal year from the final quarter of the preceding fiscal year. Because the first fiscal quarter, which ends in August, is typically a period of slow business activity in both the United States and Europe, the Company anticipates that the first quarter of each fiscal year will continue to show relatively weak operating results as compared to each of the other quarters. Operating income also has fluctuated significantly from quarter to quarter as the result of quarterly revenue fluctuations, together with uneven changes in sales and marketing expenses.

The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. The Company believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein.


                                                    Fiscal 1994 Quarter Ended
                                         -------------------------------------------------
                                            Aug. 31     Nov. 30     Feb. 28       May 31
                                            -------     -------     -------       -------
                                               (in thousands, except per share data)
Revenues                                  $398,054      $452,170    $482,790     $668,133
Operating income                          $ 54,755      $ 91,921    $103,870     $169,407
Net income                                $ 37,360      $ 62,125    $ 69,748     $114,487
Earnings per share                            $.13          $.21         $.24        $.39
Number of common and common
  equivalent shares outstanding             296,012      295,932      295,770     295,220

                                                  Fiscal 1993 Quarter Ended
                                                  ---------------------------------------
                                            Aug. 31     Nov. 30     Feb. 28       May 31
                                            -------     -------     -------       -------
                                               (in thousands, except per share data)
Revenues                                  $ 306,889     $353,169     $370,095    $472,615
Operating income                            $16,033      $51,605      $43,829    $105,512
Net income (loss)                         $(33,505)      $33,489      $29,162     $69,110
Earnings (loss) per share                    $(.12)         $.11         $.10        $.23
Number of common and common
  equivalent shares outstanding             290,432      292,024      294,332     295,022



LIQUIDITY AND CAPITAL RESOURCES

                                                FY94        Change        FY93      Change       FY92
                                              -------       ------        ----      ------       ----
        Working Capital                     $ 393,511         35%      $ 290,964        24%    $ 234,724

        Cash and short-term
        investments                         $ 464,758         30%      $ 357,775       103%    $ 176,501

        Long-term cash investments          $     --           *      $   31,276         *           --

        Cash provided by operating
        activities                          $ 443,451         40%      $ 317,483        31%    $ 242,320

        Cash used for investing
         activities                        $ (269,888)        71%      $(158,021)       36%    $(116,358)

        Cash used for financing
        activities                          $ (51,305)        111%     $ (24,271)      (68%)   $ (76,400)
- - ----------------------------

* Not meaningful


Working capital increased in both fiscal 1994 and 1993 over the corresponding prior year periods, primarily due to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in both fiscal 1994 and 1993, primarily due to improved profitability and strong cash collections.

Cash used for investing activities increased in fiscal 1994 as compared to the corresponding period of the prior year due primarily to the purchase of mortgage notes on buildings the Company occupies, partnership interest and the acquisition of land discussed below, and the acquisition of an additional 60% ownership of the distribution entity for the Company's products in Italy. Cash used for investing activities increased in fiscal 1993 over fiscal 1992 due primarily to investments in short and long term cash investments, which were partially offset by lower capital spending and lower capitalized computer software development costs as compared to fiscal 1992. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

During fiscal 1994, the Company purchased $85.1 million of 10.375% mortgage notes due July 31,1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4 million.

The Company has the right to leave the partnership in 1996 and take full title to both buildings without making further capital contributions. As a result of the note purchases and capital contribution, the Company has capitalized the two building leases, and the $89.1 million in payments have been classified as buildings and improvements.

Additionally, during fiscal 1994, the Company entered into an arrangement whereby it leased an office building adjacent to its headquarters site and concurrently acquired the land under the building and all outstanding mortgage notes for a total of $22.1 million. The Company has various options to extend the lease and to purchase the building at various times during the lease term. As a result of the land and note purchases, the Company has capitalized the building lease, and the $22.1 million in payments have been classified as land and buildings and improvements.

In addition to the above expenditures, in fiscal 1994, the Company purchased land and construction materials for an additional facility at its headquarters site for approximately $17 million and land to be used for its UK subsidiary's headquarters for approximately $31 million.

The Company's Board of Directors has approved the repurchase of up to 12 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 2,765,000 shares of the Company's Common Stock for approximately $81,157,000 in fiscal 1994, and in fiscal 1993, repurchased a total of 3,207,000 shares of the Company's Common Stock for approximately $43,626,000. The Company used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During fiscal 1994, the Company sold in a private transaction 1,556,500 put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company at a weighted average price of $24.69 per share. Additionally, the Company purchased in a private transaction 973,000 call options that entitle the Company to buy one share of Common Stock at a weighted average price of $31.57 per share. These put warrants and call options expire in July and August 1995. The amount related to the Company's potential repurchase obligation under the put warrants ($38,430,000) has been reclassified from stockholder's equity to put warrants in the accompanying consolidated balance sheet.

As discussed in Note 4 of Notes to Consolidated Financial Statements, in December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company, in the event that shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, nor any shares of the Company, subject to certain exceptions.

At May 31, 1994, the Company also had outstanding debt of $9,743,000 primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital needs at least through May 31, 1995.


Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 10, 1994.

Item 11.     Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 10, 1994. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 10, 1994 is not incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 10, 1994.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 10, 1994.

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                          Page
                                                                                                          ----
(a)1.    Financial Statements
         --------------------

         The following financial statements are filed as a part of this report:

             Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

             Consolidated Financial Statements:

                     Balance Sheets as of May 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .  28
                     Statements of Operations for the years ended
                     May 31, 1994, 1993, and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
                     Statements of Stockholders' Equity for the years ended
                     May 31, 1994, 1993, and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
                     Statements of Cash Flows for the years ended
                     May 31, 1994, 1993, and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .  32

(a)2.    Financial Statement Schedules
         -----------------------------

         The following financial statement schedules are filed as a part of this report:

                II.  Amounts Receivable from Related Parties and Employees  . . . . . . . . . . . . . . . .  44

             VIII.  Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

               IX.  Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                X.  Supplementary Income Statement Information  . . . . . . . . . . . . . . . . . . . . . .  48

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)3.    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
- - --------
Number                                                            Exhibit Title
- - ------                                                            -------------
 3.01 (1)        Registrant's Restated Certificate of Incorporation, as amended to March 11, 1987.

 3.02 (4)        Certificate of Amendment of Certificate of Incorporation, dated June 30, 1989.

 3.03 (1)        Registrant's Bylaws, as adopted October 30, 1986.

 3.04 (7)        Amendment to Registrant's Bylaws, dated January 13, 1989.

 3.05 (6)        Amendment to Registrant's Bylaws, dated December 3, 1990.

 3.06 (6)        Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock of
                 Registrant, filed with the Secretary of State of Delaware on December 7, 1990.

 3.07 (6)        Rights Agreement between Oracle Systems Corporation and the Bank of America, N.T. & S.A., dated December 3, 1990.

 3.08 (1)        Specimen Certificate of Registrant's Common Stock.

 3.09 (15)       Certificate of Amendment to Oracle Systems Corporation Certificate of Incorporation, dated November 4, 1993.

 3.10 (16)       Amendment Number One to Rights Agreement dated December 3, 1990, between Oracle Systems Corporation and the
                 Bank of America, N.T. & S.A.

 3.11 (16)       Rights Agreement dated August 1, 1991, between Oracle Systems Corporation and Harris Trust Company of California.

 4.07 (11)       Note Purchase Agreement among Nippon Steel Corporation, Nippon Steel U.S.A., Oracle Systems Corporation, and Oracle
                 Corporation, dated December 9, 1991.

 4.08 (11)       Subordinated Note by and between Oracle Corporation and Nippon Steel U.S.A., dated December 9, 1991.

 4.09 (11)       Guaranty made by Oracle Systems Corporation in favor of Nippon Steel Corporation, Nippon Steel U.S.A., and any
                 and all future holders of the Subordinated Note by and between Oracle Corporation and Nippon Steel U.S.A., dated
                 December 9, 1991.

 4.10 (11)       Preferred Strategic Relationship Agreement by and among Oracle Systems Corporation, Oracle Corporation,
                 Oracle Corporation Japan, and Nippon Steel Corporation, dated December 9, 1991.

 4.11 (11)       Holding Warrant Agreement by and among Oracle Systems Corporation, Oracle Corporation, Oracle Japan Holding,
                 Inc., Nippon Steel Corporation, and Nippon Steel Europe B.V., dated December 9, 1991.

 4.12 (11)       Common Stock Warrant Certificate of Oracle Japan Holding, Inc., dated December 9, 1991.

 4.13 (11)       Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Oracle Japan
                 Holding, Inc., dated December 9, 1991.

 4.14 (11)       Oracle Japan Warrant Agreement by and among Oracle Systems Corporation, Oracle Corporation, Oracle Japan Holding,
                 Inc., Nippon Steel Corporation, and Nippon Steel Europe B.V., dated December 9, 1991.

 4.15 (11)       Common Stock Warrant Certificate of Oracle Corporation Japan, dated December 9, 1991.

 4.16 (11)       Product Activities Agreement by and among Oracle Systems Corporation, Oracle Corporation, and Nippon Steel
                 Corporation, dated December 9, 1991.

 4.17 (11)       Integration Agreement among Oracle Systems Corporation, Oracle Corporation, Oracle Corporation Japan, Oracle
                 Japan Holding, Inc., Nippon Steel Corporation, Nippon Steel U.S.A., and Nippon Steel Europe B.V., dated
                 December 9, 1991.

 4.18 (11)       Tax Sharing and Payment Agreement by and between Oracle Systems Corporation, Oracle Corporation, Oracle Japan
                 Holding, Inc., Nippon Steel Corporation, and Nippon Steel Europe B.V., dated December 9, 1991.

10.01 (2) *      Registrant's Stock Option Plan (1985), as amended to date, and related documents.

10.02 (2) *      Stock Option Agreement with Lawrence J. Ellison for the purchase of 320,000 shares of the Registrant's Common
                 Stock, dated October 2, 1986.

10.03 (5) *      1990 Directors' Stock Option Plan as adopted July 30, 1990, and related documents.

10.04 (9) *      1990 Executive Officers' Stock Option Plan as adopted October 15, 1990, and related documents.

10.05 (10)*      1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.

10.06 (12) *     Oracle Systems Corporation Employee Stock Purchase Plan (1992), as adopted  August 24, 1992.

10.07 (13)*      1993 Directors' Stock Option Plan as adopted May 24, 1993.

10.08 *          Amendment to 1993 Directors' Stock Option Plan as adopted May 31, 1994.

10.09 (4)        Lease Agreement for 500 Centrum Plaza Drive by and between Oracle Corporation and Centrum V Associates dated
                 May 10, 1989.

10.10 (4)        Lease Agreement for 400 Centrum Plaza Drive by and between Oracle Corporation and Centrum V Associates dated
                 May 10, 1989.

10.11 (5)        Lease Agreement for 300 Centrum Plaza Drive by and between Oracle Corporation and Centrum V Associates dated
                 December 11, 1989.

10.12 (5)        Lease Agreement for 100 Square by and between Oracle Corporation UK Limited, Oracle Systems Corporation and
                 Guidefront Limited dated June 8, 1989.

10.13 (12) *     Letter, dated July 9, 1992, from Oracle Corporation to James A. Abrahamson, and amendment, dated January 6, 1993.

10.14 (14)       Loan purchase and sale agreement among Oracle Corporation and Connecticut General Life Insurance Company, dated
                 August 19, 1993, the related notes, and related documents.

10.15 (15)*      1993 Oracle Corporation Deferred Compensation Plan.

21.01            Subsidiaries of the Registrant.

 23.01           Consent of Arthur Andersen & Co.

__________________________

 *  Indicates management contract or compensatory plan or arrangement.


(1)  Incorporated by reference to the Form S-1 Registration
     Statement filed March 27, 1987, File No. 33-12941.
(2)  Incorporated by reference to the Form S-8 Registration
     Statement filed February 24, 1986, File No. 33-3536, as amended.

(3)  Incorporated by reference to the Form S-8 Registration
     Statement filed September 15, 1987, File No. 33-16749.
(4)  Incorporated by reference to the Form 10-K filed August 25, 1989.
(5)  Incorporated by reference to the Form 10-K filed on August 27, 1990.
(6)  Incorporated by reference to the Form 8-K filed on December 10, 1990.
(7)  Incorporated by reference to the Form 10-Q filed on January 11, 1991.
(8)  Incorporated by reference to the Form 10-Q filed on April 12, 1991.
(9)  Incorporated by reference to the Form 10-K filed on August 28, 1991.
(10) Incorporated by reference to the Form S-8 Registration
     Statement filed December 23, 1991, File No. 33-44702.
(11) Incorporated by reference to the Form 10-Q filed on January 13, 1992.
(12) Incorporated by reference to the Form 10-Q filed on January 7, 1993.
(13) Incorporated by reference to the Form 10-K filed on July 22, 1993.
(14) Incorporated by reference to the Form 10-Q filed on September 23, 1993.
(15) Incorporated by reference to the Form 10-Q filed on January 11, 1994.
(16) Incorporated by reference to the Form 8-A filed on February 28, 1994.




__________________________

(b)      Reports on Form 8-K

                 None.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Systems Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Systems Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1994. These financial statements and the schedules referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Systems Corporation and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective June 1, 1992, the Company changed its method of accounting for software revenues to comply with the provisions of Statement of Position 91-1, "Software Revenue Recognition."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)2. are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                    /s/ ARTHUR ANDERSEN & CO.
San Jose, California
June 22, 1994

ORACLE SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 1994 AND 1993
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          May 31,
                                                                                      ---------------
                                                                                   1994          1993
                                                                               ----------      ---------
                                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .        $  404,810     $  284,560
    Short-term cash investments   . . . . . . . . . . . . . . . . . . .            59,948         73,215
    Trade receivables, net of allowance for doubtful
         accounts of $39,777  in 1994 and $34,634
         in 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .           455,884        359,360
    Other receivables   . . . . . . . . . . . . . . . . . . . . . . . .            59,785         46,229
    Prepaid and refundable income taxes   . . . . . . . . . . . . . . .            53,765         49,157
    Prepaid expenses and supplies   . . . . . . . . . . . . . . . . . .            41,420         29,786
                                                                              -----------    -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . .         1,075,612        842,307
LONG-TERM CASH INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . .                --         31,276
PROPERTY, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           378,483        189,238
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $107,087  in 1994 and
    $71,546 in 1993   . . . . . . . . . . . . . . . . . . . . . . . . .           100,329        101,580
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,560         19,619
                                                                              -----------    -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . .        $1,594,984     $1,184,020
                                                                               ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to banks  . . . . . . . . . . . . . . . . . . . . . .       $       551    $     1,530
    Current maturities of long-term debt  . . . . . . . . . . . . . . .             6,347          9,154
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .            95,799         72,863
    Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . .            62,591         49,729
    Accrued compensation and related benefits   . . . . . . . . . . . .           136,488        103,099
    Customer advances and unearned revenues   . . . . . . . . . . . . .           227,118        193,211
    Value added tax and sales tax payable   . . . . . . . . . . . . . .            44,781         31,192
    Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .           108,426         90,565
                                                                              -----------    -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . .           682,101        551,343
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            82,845         86,380
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . .            12,139         10,035
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            38,916          8,223
PUT WARRANTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38,430             --
COMMITMENTS (Note 5)  . . . . . . . . . . . . . . . . . . . . . . . . .                --             --
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value - authorized,
         1,000,000 shares; outstanding: none  . . . . . . . . . . . . .                --             --
    Common stock ($.01 par value) and additional paid
         in capital - authorized, 400,000,000 shares; outstanding:
         286,360,783 shares in 1994 and 284,455,798 shares in 1993  . .           254,500        202,913
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .           488,595        322,429
    Accumulated foreign currency translation adjustments  . . . . . . .           (2,542)          2,697
                                                                             ------------   ------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . .           740,553        528,039
                                                                              -----------    -----------
         Total liabilities and stockholders' equity . . . . . . . . . .        $1,594,984     $1,184,020
                                                                               ==========     ==========

See notes to consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Year Ended May 31,
                                                                             -------------------
                                                                      1994          1993          1992
                                                                  -----------   -----------    ----------
REVENUES:
    Licenses and other  . . . . . . . . . . . . . . . . . . .    $1,163,808      $ 895,711      $ 709,227
    Services  . . . . . . . . . . . . . . . . . . . . . . . .       837,339        607,057        469,269
                                                                 -----------     ----------     ----------
         Total revenues . . . . . . . . . . . . . . . . . . .     2,001,147      1,502,768      1,178,496
                                                                 -----------     ----------     ----------
OPERATING EXPENSES:
    Sales and marketing   . . . . . . . . . . . . . . . . . .       749,796        646,027        566,431
    Cost of services  . . . . . . . . . . . . . . . . . . . .       499,213        346,633        281,562
    Research and development  . . . . . . . . . . . . . . . .       197,086        146,420        110,641
    General and administrative  . . . . . . . . . . . . . . .       135,099        122,709        106,199
    Provision for settlement of litigation  . . . . . . . . .             --        24,000             --
                                                                -------------   ----------- --------------
         Total operating expenses . . . . . . . . . . . . . .     1,581,194      1,285,789      1,064,833
                                                                 -----------     ----------     ----------
         Operating income . . . . . . . . . . . . . . . . . .       419,953        216,979        113,663
                                                                 -----------     ----------     ----------
OTHER INCOME (EXPENSE):
    Interest income   . . . . . . . . . . . . . . . . . . . .        17,943         13,801          6,165
    Interest expense  . . . . . . . . . . . . . . . . . . . .         (6,871)       (8,961)       (18,649)
    Other expense   . . . . . . . . . . . . . . . . . . . . .         (7,562)       (3,778)        (5,049)
                                                                 ------------   -----------    -----------
         Total other income (expense) . . . . . . . . . . . .         3,510          1,062        (17,533)
                                                                ------------    -----------     ----------
         Income before provision for income taxes and
             cumulative effect of change in accounting principle    423,463        218,041         96,130
PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . .       139,743         76,315         34,620
                                                                 -----------    -----------    ----------
         Income before cumulative effect of
             change in accounting principle   . . . . . . . .       283,720        141,726         61,510
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
    SOFTWARE REVENUE RECOGNITION METHOD, NET
    OF RELATED INCOME TAX EFFECT (See Note 1) . . . . . . . .             --       (43,470)            --
                                                                -------------    ----------   ------------
         Net income   . . . . . . . . . . . . . . . . . . . .    $  283,720      $  98,256      $  61,510
                                                                 ===========     ==========     ==========

EARNINGS PER SHARE:
    Income before cumulative effect of change
        in accounting principle   . . . . . . . . . . . . . .          $ .96         $ .48           $.22
    Cumulative effect of change in accounting principle   . .             --          (.14)           --
                                                                -------------  ------------   ------------
    Net income    . . . . . . . . . . . . . . . . . . . . . .          $ .96         $ .34           $.22
                                                                =============  ============    ===========

COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . .       295,734        292,952        285,538
                                                                 ===========     ==========    ===========

See notes to consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
(DOLLARS IN THOUSANDS)

                                            Common Stock and Additional                   Accumulated
                                                  Paid-In Capital                           Foreign
                                                  ---------------                           Currency
                                               Number                        Retained     Translation
                                              of Shares         Amount       Earnings     Adjustments     Total
                                              ---------         ------       --------     -----------     -----
BALANCES, May 31, 1991  . . . . .             272,594,044      $138,801      $204,302     $  1,582      $344,685

Common stock issued under
    stock option plans, net   . .               3,697,240         6,139            --           --         6,139
Common stock issued under
    stock purchase plan   . . . .               3,501,876        16,100            --           --        16,100
Tax benefits from stock plans . .                      --         2,890            --           --         2,890
Foreign currency translation
    adjustments   . . . . . . . .                      --            --            --        3,710         3,710
Net income  . . . . . . . . . . .                      --            --        61,510           --        61,510
                                                ----------  ------------    ----------  -----------    ----------
BALANCES, May 31, 1992  . . . . .             279,793,160       163,930       265,812        5,292       435,034

Common stock issued under
    stock option plans, net   . .               4,853,262        11,032            --           --        11,032
Common stock issued under
    stock purchase plan   . . . .               3,016,376        20,666            --           --        20,666
Repurchase of common stock  . . .              (3,207,000)       (1,987)      (41,639)          --       (43,626)

Tax benefits from stock plans . .                      --         9,272            --           --         9,272
Foreign currency translation
    adjustments   . . . . . . . .                      --            --            --       (2,595)       (2,595)
Net income  . . . . . . . . . . .                      --            --        98,256           --        98,256
                                                ----------  ------------    ----------  -----------    ----------
BALANCES, May 31, 1993  . . . . .             284,455,798       202,913       322,429        2,697       528,039

Common stock issued under
    stock option plans, net   . .               3,265,361        10,868            --           --        10,868
Common stock issued under
    stock purchase plan   . . . .               1,404,624        27,844            --           --        27,844
Reclassification of put warrant
    obligations   . . . . . . . .                      --        (1,381)      (37,049)          --       (38,430)
Repurchase of common stock  . . .              (2,765,000)       (2,078)      (79,079)          --       (81,157)

Effect of common stock dividend .                      --         1,426        (1,426)          --           --
Tax benefits from stock plans . .                      --        14,908            --           --        14,908
Foreign currency translation
    adjustments   . . . . . . . .                      --            --            --       (5,239)       (5,239)
Net income  . . . . . . . . . . .                      --            --       283,720           --       283,720
                                                ----------  ------------    ----------  -----------     ---------
BALANCES, May 31, 1994  . . . . .             286,360,783      $254,500      $488,595     $ (2,542)     $740,553
                                              ============     =========     =========    =========     =========


See notes to consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
(IN THOUSANDS)

                                                                             Year Ended May 31,
                                                                            --------------------
                                                                       1994          1993        1992
                                                                     --------     ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $283,720    $ 98,256     $ 61,510
    Adjustments to reconcile net income to net cash
      provided by operating activities--
         Cumulative effect of change in accounting principle                --      43,470           --
         Depreciation and amortization                                 104,563      79,204       65,778
         Provision for doubtful accounts                                33,830      26,059       32,665
         Provision for settlement of litigation                             --      24,000           --
         Increase in receivables                                      (147,502)    (39,186)      (4,122)
         (Increase) decrease in prepaid and refundable taxes            (4,608)     11,553       (1,713)
         (Increase) decrease in prepaid expenses and supplies          (11,887)      8,652       (1,762)
         Increase in accounts payable                                   23,465      11,339       12,260
         Increase in income taxes                                       30,334      18,539       24,230
         Increase in other accrued liabilities                          65,632      37,145       37,489
         Increase (decrease) in customer advances and
           unearned revenues                                            35,049      (3,460)      13,137
         Increase in deferred income taxes                              28,752         401        3,655
         Increase (decrease) in other non-current liabilities            2,103       1,511         (807)
                                                                     ----------  ----------   ----------
    Net cash provided by operating activities                          443,451     317,483      242,320
                                                                       --------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         (Increase) decrease in cash investments                        44,543     (81,273)     (23,218)
         Capital expenditures                                         (250,650)    (41,313)     (46,631)
         Capitalization of computer software
           development costs                                           (38,067)    (30,647)     (41,825)
         Increase in other assets                                      (25,714)     (4,788)      (4,684)
                                                                    -----------  ----------   ----------
    Net cash used for investing activities                            (269,888)   (158,021)    (116,358)
                                                                      ---------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net payments under lines of credit                               (987)     (1,206)    (140,122)
         Payments of capital leases                                     (7,873)    (10,825)     (11,556)
         Borrowings under notes payable and
           long-term debt                                                   --          --       80,410
         Payments of notes payable and long-term debt                       --        (312)     (27,371)
         Proceeds from common stock issued                              38,712      31,698       22,239
         Repurchase of common stock                                    (81,157)    (43,626)          --
                                                                     ----------  ----------  ----------
    Net cash used for financing activities                             (51,305)    (24,271)     (76,400)
                                                                     ----------  ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (2,008)     (3,914)       2,240
                                                                     ---------- -----------  ----------
    Net increase in cash and cash equivalents                          120,250     131,277       51,802
CASH AND CASH EQUIVALENTS:
    Beginning of year                                                  284,560     153,283      101,481
                                                                      ---------   --------    ---------
    End of year                                                       $404,810    $284,560     $153,283
                                                                      =========   ========     ========

See notes to consolidated financial statements.

ORACLE SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle Systems Corporation designs, develops, markets, and supports computer software products with a wide variety of uses, including database management and network products, applications development productivity tools, and end user applications. The Company also offers consulting, education, support and systems integration services in support of its customers' use of its software products.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Foreign Currency Translation

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity.

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments, including the use of forward foreign exchange contracts. At May 31, 1994, the Company had approximately $107,838,000 of forward foreign exchange contracts outstanding used to hedge intercompany accounts of certain of its international subsidiaries, and $54,112,000 of equity hedges outstanding used to hedge the net assets of certain of its international subsidiaries. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Net foreign exchange transaction losses and expenses were $6,589,000, $826,000, and $933,000 in fiscal 1994, 1993, and
1992, respectively, and are included in other income and expense. Net losses on equity hedges were $2,239,000 in fiscal 1994 and were recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

As of May 31, 1994, the fair value (and carrying amount) of these foreign forward exchange contracts were as follows:

                                                                Contract                     Fair
                                                                  Amount                     Value
                                                              ------------                ------------
         Intercompany Account Hedges                        $107,838,000                  $107,842,000

         Equity Hedges                                      $ 54,112,000                  $ 51,859,000



Statements of Cash Flows

The Company paid income taxes in the amount of $69,267,000, $32,130,000, and $7,301,000, and interest expense of $6,887,000, $9,161,000, and $20,318,000 during the fiscal years ended 1994, 1993, and 1992, respectively. In fiscal 1994, 1993, and 1992, the Company received income tax refunds in the amount of $467,000, $2,378,000 and $23,042,000, respectively. The Company purchased equipment under capital leases in the amount of $1,702,000, $1,102,000, and $12,215,000 in fiscal 1994, 1993, and 1992, respectively.

Cash and Cash Investments

Substantially all of the Company's cash and cash equivalents at May 31, 1994 consisted of highly liquid investments in time deposits of major world banks and tax-free municipal securities with original maturities or puts of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Short-term cash investments at May 31, 1994 are stated at cost, which approximated market value, and consisted of tax-exempt municipal securities with original maturities or puts of 91 days or more. There were no cash investments with maturities greater than one year at May 31, 1994. No individual investment security equaled or exceeded 2% of total assets.

The Company will adopt the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of fiscal 1995. Adoption of this accounting pronouncement in fiscal 1994 would not have had a material impact on the Company's results of operations or financial position.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to short term investment grade securities. The Company performs ongoing credit evaluations of its customer's financial condition and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is highly diversified.

Property

Property is stated at cost. Capital leases are recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from three to forty years. Capital leases and leasehold improvements are amortized over the estimated useful lives or lease terms, as appropriate.

In fiscal 1994, the Company purchased approximately $2 million in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, President and Chief Executive Officer of the Company, for use for a variety of internal development and production purposes.

Software Development Costs

The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $38,067,000, $30,647,000, and $41,825,000 in fiscal 1994, 1993, and 1992, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product. In the second quarter of fiscal 1992, the Company extended the amortization period of certain capitalized software development costs from two years to three years to reflect the longer estimated economic life of certain of its products. The effect of this change in estimate was to reduce amortization expense by approximately $6,000,000 in fiscal 1992. Amortization amounted to $39,318,000, $23,043,000, and $14,855,000 for the fiscal years ended May 31, 1994, 1993, and 1992, respectively, and is included in sales and marketing expenses.

Long Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at May 31, 1994.

Revenue Recognition

The Company generates several types of revenue including the following:

License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity on a specified computer. The Company currently offers either CPU based or user based pricing for most products, depending on the platform. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of program copies, the number of users, the number of CPUs, or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for government and telemarketing customers) are recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. The Company provides for sales returns based on historical rates of return.

The Company generally receives sublicense fees from resellers based on the revenues generated by the reseller. Sublicense fees from resellers are typically based on a percentage of the Company's list price. Reseller agreements may include an initial non-refundable payment (in the form of an initial fee plus advance sublicense fees, some or all of which is payable upon the signing of the contract) and sublicense fees based on the value of copies of the Company's products distributed by the reseller. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and if the terms of the agreement are such that the payment obligation is noncancellable and nonrefundable, and due within one year. Non-guaranteed per-copy sublicense fees from resellers are recognized as revenue when they are reported by the reseller.

Support Agreements. Support agreements generally call for the Company to provide technical support and certain software updates to customers. Revenue on support and software update rights is recognized ratably over the term of the support agreement, and is included in services revenue in the accompanying statement of operations.

Consulting and Education Services. The Company provides consulting and education services to its customers; revenue from such services is generally recognized as the services are performed.

Effective June 1, 1992, the Company adopted Statement of Position 91-1, "Software Revenue Recognition," which addresses the accounting for software revenues. The Company recorded the cumulative effect of the change in accounting principle, in the amount of $43,470,000, which is net of an income tax benefit of $24,452,000, as a non-cash charge in its statement of operations in the first quarter of fiscal 1993.

Income Taxes

Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, " (SFAS 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this statement, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS 109 as of June 1, 1992 was not material.

Deferred income taxes are provided for timing differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for capitalized software development costs, the timing of recognition of certain revenue items, and the timing of the deductibility of certain reserves and accruals for income tax purposes. Tax credits reduce the provision for income taxes when considered to be realizable.

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


2.  PROPERTY

Property consists of:

                                                                                  Year Ended May 31,
                                                                                  ------------------
                                                                                    1994         1993
                                                                                   -----        -----
                                                                                   (in thousands)
Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .         $235,237     $199,346
Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . .           85,772       69,301
Automobiles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,202        9,313
Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . .          191,048       72,919
Land      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           93,757       39,667
                                                                               ----------   ----------
    Total .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          614,016      390,546
Accumulated depreciation and amortization . . . . . . . . . . . . . . .         (235,533)    (201,308)
                                                                                ---------    ---------
    Property, net   . . . . . . . . . . . . . . . . . . . . . . . . . .         $378,483     $189,238
                                                                                =========    =========


During fiscal 1994, the Company purchased $85.1 million of 10.375% mortgage notes due July 31,1995. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4 million. The Company has the right to leave the partnership in 1996 and take full title to both buildings without making further capital contributions. As a result of the note purchases and capital contribution, the Company has capitalized the two building leases, and the $89.1 million in payments have been classified as buildings and improvements.

Additionally, during fiscal 1994, the Company entered into an arrangement whereby it leased an office building adjacent to its headquarters site and concurrently acquired the land under the building and all outstanding mortgage notes for a total of $22.1 million. The Company has various options to extend the lease and to purchase the building at various times during the lease term. As a result of the land and note purchases, the Company has capitalized the building lease, and the $22.1 million in payments have been classified as land and buildings and improvements.

In addition to the above expenditures, during fiscal 1994, the Company purchased land and construction materials for an additional facility at its headquarters site for approximately $17 million and land to be used for its UK subsidiary's headquarters for approximately $31 million.

Leased equipment under capital leases included in property at May 31, 1994 and 1993 was $43,581,000 and $48,789,000, respectively. Accumulated amortization of leased equipment at such dates was $32,898,000 and $29,762,000, respectively.

As of May 31, 1994, future minimum annual lease payments under capital leases together with their present value were:

         Year Ended May 31,                                  (in thousands)
         ------------------
         1995 . . . . . . . . . . . . . . . . . . . . . .        $ 7,090
         1996 . . . . . . . . . . . . . . . . . . . . . .          2,377
         1997 . . . . . . . . . . . . . . . . . . . . . .            577
         1998 . . . . . . . . . . . . . . . . . . . . . .             26
                                                                ---------
              Total minimum lease payments  . . . . . . .         10,070
         Amounts representing interest  . . . . . . . . .         (1,022)
                                                               ----------
              Present value of minimum lease payments . .        $ 9,048
                                                                =========

3.  NOTES PAYABLE

At May 31, 1994 and 1993, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $551,000 and $1,530,000, respectively. Interest on the borrowings outstanding at May 31, 1994 range from 6% to 19%.

4.  LONG-TERM DEBT

Long-term debt consists of:

                                                                                  Year Ended May 31,
                                                                                  ------------------
                                                                                   1994         1993
                                                                                   ----         ----
                                                                                    (in thousands)
    Subordinated debt   . . . . . . . . . . . . . . . . . . . . . . . .          $80,000      $80,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              144          168
    Capital lease obligations (See Note 2)  . . . . . . . . . . . . . .            9,048       15,366
                                                                                  -------    ---------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89,192       95,534
    Current maturities  . . . . . . . . . . . . . . . . . . . . . . . .           (6,347)      (9,154)
                                                                                ---------    ---------
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .          $82,845      $86,380
                                                                                 ========     ========


In December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company, in the event that shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, nor any shares of the Company, subject to certain exceptions.


As of May 31, 1994, maturities of long-term debt (excluding capital lease obligations - See Note 2) are:

         Year Ended May 31,                                  (in thousands)
         ------------------
         1995 . . . . . . . . . . . . . . . . . . . . . .            $24
         1996 . . . . . . . . . . . . . . . . . . . . . .             26
         1997 . . . . . . . . . . . . . . . . . . . . . .             29
         1998 . . . . . . . . . . . . . . . . . . . . . .             31
         1999 . . . . . . . . . . . . . . . . . . . . . .         80,034
                                                                --------
            Total   . . . . . . . . . . . . . . . . . . .        $80,144
                                                                 ========


5.  COMMITMENTS

Facilities and certain furniture and equipment are leased under operating leases. The Company has pledged land, having an original cost of approximately $16,000,000, as security for the mortgage loans covering one of the buildings at the Company's headquarters site.

As of May 31, 1994, future minimum annual lease payments (excluding the lease payments related to capitalized facilities discussed in Note 2) are as follows:

    Year Ended May 31,                                       (in thousands)
    ------------------
    1995  . . . . . . . . . . . . . . . . . . . . . . . .         $71,662
    1996  . . . . . . . . . . . . . . . . . . . . . . . .          58,003
    1997  . . . . . . . . . . . . . . . . . . . . . . . .          45,090
    1998  . . . . . . . . . . . . . . . . . . . . . . . .          37,853
    1999  . . . . . . . . . . . . . . . . . . . . . . . .          32,922
    Thereafter  . . . . . . . . . . . . . . . . . . . . .          81,165
                                                                ---------
       Total  . . . . . . . . . . . . . . . . . . . . . .        $326,695
                                                                 ========

Rent expense was $105,041,000, $104,796,000, and $91,561,000 for fiscal years
1994, 1993, and 1992, respectively. Rent expense in fiscal 1994, 1993, and 1992 is net of sublease income of approximately $2,366,000, $2,693,000, and $2,265,000, respectively.


6.  STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provides for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options to purchase up to 46,671,248 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1994, options to purchase 3,719,468 shares were outstanding, of which 2,982,024 shares were vested. As of May 31, 1994, there were no options for shares of Common Stock available for future grant under this plan.

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 4,280,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1994, options to purchase 1,692,900 shares of Common Stock were outstanding, of which 428,850 shares were vested. Options for 962,795 shares were available for future grant under these plans at May 31, 1994.

In fiscal 1992, the Company adopted the Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 10,000,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. An additional 8,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994. As of May 31, 1994, options to purchase 11,083,038 shares of Common Stock were outstanding, of which 2,419,912 shares were vested. Options for 6,142,908 shares were available for future grant under the plan at May 31, 1994. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 1,000,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. The plan provides for initial stock option grants of 10,000 shares to each individual who was an outside director on May 24, 1993. In addition, the Chairman of the Executive Committee of the Company's Board of Directors was automatically granted options to purchase 80,000 shares of the Company's Common Stock. Each individual who becomes an outside director after May 24, 1993 shall automatically be granted options to purchase 25,000 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year beginning on May 31, 1994, each outside director will be granted options to purchase 7,500 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, each outside director who has served as a Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 17,500 shares of Common Stock on May 31 of each year beginning on May 31, 1994, provided that the outside director has served as a Chairman of any such committee for at least one year. As of May 31, 1994, options to purchase 175,000 shares of common stock were outstanding, of which 27,500 were vested. Options for 825,000 shares were available for future grant under this plan at May 31, 1994.

The Company, at its discretion, may accelerate the exercisability of an option. In such cases, the Company has the right to repurchase shares issued upon the exercise of options that were not exercisable under the original schedule at the exercise price paid by the stockholder should the stockholder leave the Company prior to the scheduled vesting date. As of May 31, 1994, there were no shares of outstanding Common Stock subject to such repurchase rights.

The following table summarizes stock option plan activity:

                                                          Shares Under             Option
                                                             Option                Prices
                                                             ------                ------
         Balance, May 31, 1991                             17,264,716       $  0.02 - $12.32
           Granted                                          5,028,900          4.32 -  10.32
           Exercised                                       (3,683,440)         0.02 -   6.75
           Canceled                                          (654,358)         0.91 -  11.69
                                                         -------------
         Balance, May 31, 1992                             17,955,818       $  0.08 - $12.32
           Granted                                          5,123,300          4.57 -  21.82
           Exercised                                       (4,830,900)         0.08 -  12.32
           Canceled                                        (1,075,566)         0.24 -  17.38
                                                          ------------
         Balance, May 31, 1993                             17,172,652       $  0.16 - $21.82
           Granted                                          4,669,600         20.56 -  36.12
           Exercised                                       (3,265,361)         0.16 -  19.69
           Canceled                                        (1,906,485)         0.23 -  34.38
                                                          ------------
         Balance, May 31, 1994                             16,670,406       $  0.23 - $36.12
                                                          ============


Non-Plan Options

In addition to the above option plans, non-qualified stock options to purchase 320,000 common shares were outstanding and vested as of May 31, 1994 at an exercise price of $0.98.

As of May 31, 1994, the Company had reserved 24,921,109 shares of Common Stock for the exercise of options.

Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan"), and reserved 16,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 500,000 shares of Common Stock for the purpose of ensuring that sufficient shares remained available for a full allocation of shares to all participants in the offering period ended September 30, 1992. The 1987 Purchase Plan was terminated on September 30, 1992, and the 184,698 shares remaining became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "1992 Purchase Plan"), and reserved 4,000,000 shares of Common Stock for issuance thereunder. An additional 4,000,000 shares of Common

Stock were reserved for issuance under the plan in fiscal 1994. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1994, 2,631,260 shares had been issued and 5,553,438 shares are reserved for future issuances under this plan.

Shareholder Rights Plan

On December 3, 1990, the Board adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one-half Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board also authorized the issuance of Rights for each share of Common Stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company.

The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 20% of the Company's Common Stock or (ii) ten business days (or such later date as may be determined by the Board) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of the Company's outstanding Common Stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date"). The Rights are initially exercisable for one-two thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $125.00 per one-two thousandth share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or
(ii) any person or group (with certain exceptions) acquires beneficial ownership of 20% of the Company's Common Stock, then holders of Rights (other than the 20% holder) will be entitled to receive upon exercise of the Right, Common Stock of the Company (or in the case of acquisition of the Company, Common Stock of the acquiror) having a market value of two times the exercise price of the Right.

The Company is entitled to redeem the Rights, for $.001 per Right, at the discretion of the Board of Directors, until certain specified times. The rights are not exercisable until the Company's period for redemption has passed. The Company may also require the exchange of rights, at a rate of one share of Common Stock, or one-two thousandth share of Series A Junior Participating Preferred Stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Put Warrants

During fiscal 1994, the Company sold 1,556,500 put warrants that entitle the holder of each warrant to sell one share of Common Stock to the Company at a weighted average price of $24.69 per share. Additionally, the Company purchased 973,000 call options that entitle the Company to buy one share of Common Stock at a weighted average price of $31.57 per share. These put warrants and call options expire in July and August 1995. The amount related to the Company's potential repurchase obligation under the put warrants ($38,430,000) has been reclassified from stockholder's equity to put warrants in the accompanying consolidated balance sheet.


7.  INCOME TAXES

Effective June 1, 1992, the Company adopted Statement of  Financial Accounting
Standards No. 109, "Accounting for Income Taxes."   The comparative income tax
data provided in this footnote for the year ended May 31, 1992 is presented under the provisions of APB 11.

The following is a geographical breakdown of the Company's income before taxes and before cumulative effect of change in accounting principle:

                                                                                             Year  Ended May 31,
                                                                                             -------------------
                                                                                               (in thousands)

                                                                                 1994             1993             1992
                                                                                 ----             ----             ----
                     Domestic                                                  $306,426         $135,029          $38,430
                     Foreign                                                    117,037           83,012           57,700
                                                                              ---------       ----------         --------
                          Total                                                $423,463         $218,041          $96,130
                                                                               ========         ========          =======


The provision for income taxes, excluding the tax effect of the cumulative effect of change in accounting principle in fiscal 1993, consists of the following:

                                                                                             Year  Ended May 31,
                                                                                             -------------------
                                                                                             (in thousands)

                                                                                   1994             1993             1992
                                                                                   ----             ----             ----
    Current Payable:
       Federal                                                                  $50,282          $27,420          $19,249
       State                                                                     11,423            3,915              454
       Foreign                                                                   50,620           43,142           27,720
                                                                              ---------        ---------         --------
    Total current                                                               112,325           74,477           47,423
                                                                               --------        ---------         --------

    Deferred Payable (Prepaid):
       Federal                                                                   30,971              525         (13,718)
       State                                                                        97            1,673              226
       Foreign                                                                  (3,650)            (360)             689
                                                                             ----------       ----------      -----------
    Total deferred                                                              27,418            1,838          (12,803)
                                                                             ----------       ----------        ---------
       Total                                                                  $139,743          $76,315         $34,620
                                                                               ========         ========         ========


The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes and before the cumulative effect of change in accounting principle as follows:


                                                                                              Year Ended May 31,
                                                                                              ------------------
                                                                                              (in thousands)

                                                                                   1994             1993             1992
                                                                                   ----             ----             ----
                     Tax provision at statutory rate                           $148,212          $74,134          $32,684
                     Tax credits                                                (5,219)          (5,365)          (4,048)
                     Tax benefit of exempt FSC income                          (12,666)          (9,533)          (6,682)
                     State tax, net of federal benefit                            7,488            3,688              680
                     Foreign taxes provided at rates other than
                         the U.S. statutory rate                                    284          (7,538)            5,843
                     Foreign losses not tax benefited                             1,347            4,788            2,950
                     Alternative minimum tax                                         --               --            1,340
                     Other                                                          297           16,141            1,853
                                                                            -----------         --------        ---------
                          Provision for income taxes                           $139,743          $76,315          $34,620
                                                                               ========          =======          =======

The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:


                                                                                                       Year Ended May 31,
                                                                                                       ------------------
                                                                                                       (in thousands)

                                                                                                    1994             1993
                                                                                                    ----             ----
                     Deferred Tax Liabilities:
                         Capitalized software development costs                                $(28,170)        $(30,026)
                         State taxes                                                             (6,364)          (2,917)
                         Depreciation and amortization                                               --           (2,490)
                         Other tax liabilities                                                  (19,042)         (22,952)
                                                                                                --------         --------
                                                         Total Deferred Tax Liabilities         (53,576)         (58,385)

                     Deferred Tax Assets:
                         Reserves and accruals                                                    31,302           28,618
                         Tax credit carryforwards                                                     --           30,601
                         Differences in timing of revenue recognition                             24,651           34,148
                         Foreign earnings deemed repatriated                                      11,169            3,052
                         Net operating loss carryovers                                             6,119           10,347
                         Depreciation and amortization                                               526               --
                         Other tax assets                                                         10,537               --
                                                                                                  ------      -----------
                                                              Total Deferred Tax Assets           84,304          106,766

                                                                    Valuation Allowance         (15,879)          (7,447)
                                                                                                --------          -------
                                                                 Net Deferred Tax Asset          $14,849          $40,934
                                                                                                --------          -------

                     Recorded as:
                         Prepaid and refundable income taxes                                     $53,765          $49,157
                         Deferred income taxes                                                  (38,916)          (8,223)
                                                                                                --------         --------
                                                                                                 $14,849          $40,934
                                                                                                ========          =======


There was no valuation allowance recorded at May 31, 1992. The components of the deferred (prepaid) income tax provision, as reflected in the fiscal 1992 income statement, consist of the following:

                                                                                                       Year Ended May 31,
                                                                                                       ------------------
                                                                                                        (in thousands)

                                                                                                                     1992
                                                                                                                     ----
                     Tax credit carryforwards                                                                   $(17,971)
                     Capitalized software development costs                                                         8,392
                     Differences in timing of revenue recognition                                                     202
                     Reserves and accruals                                                                          (154)
                     Depreciation and amortization                                                                  (118)
                     Other                                                                                        (3,154)
                                                                                                              -----------
                          Total                                                                                 $(12,803)
                                                                                                                =========


The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. As of May 31, 1994, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $14,332,000. At May 31, 1994, the unrecognized deferred tax liability for these earnings is approximately $3,583,000.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1994, totaling approximately $16,100,000, which may be used to offset future taxable income. The carryforwards expire at various dates; $3,000 in 1997, $8,623,000 in 1998, $5,170,000 in 1999, and the
remaining balance has no expiration. As of May 31, 1994, the Company has recorded a gross deferred tax asset related to the loss carryforwards of $6,119,000, and a related valuation allowance of $1,119,000. At May 31, 1993, the deferred asset and the related valuation allowance attributed to loss carryforwards were $10,347,000 and $7,447,000, respectively.

As of May 31, 1993, the Company had, for tax purposes, tax credit carryforwards totaling $30,601,000. At May 31, 1994 there were no credit carryforwards.

8.  SEGMENT INFORMATION

The Company operates in one industry segment: the development and marketing of computer software and related services. The Company's products are marketed internationally through the Company's subsidiaries, with the principal subsidiaries located in continental Europe, the United Kingdom, Canada, Australia, Asia, the Middle East and Latin America, and distributors. Intercompany revenues are generally based on a sublicense fee, representing a percentage of license and support revenues generated by non-U.S. operations from their unaffiliated customers.

The following table presents a summary of operations by geographic region:

                                                                                Year Ended May 31,
                                                                                ------------------
                                                                          1994         1993         1992
                                                                          ----         ----         ----
                                                                                  (in thousands)
Revenues from unaffiliated customers:
    Domestic operations   . . . . . . . . . . . . . . . .             $  814,920   $  574,853   $  449,466
                                                                      ----------   ----------   -----------
    International operations-
      European operations   . . . . . . . . . . . . . . .                800,373      676,021      558,267
      Other international operations  . . . . . . . . . .                385,854      251,894      170,763
                                                                     -----------  ------------ ------------
         Total international operations . . . . . . . . .              1,186,227      927,915      729,030
                                                                      ----------  ------------ ------------
Consolidated  . . . . . . . . . . . . . . . . . . . . . .             $2,001,147   $1,502,768   $1,178,496
                                                                      ==========   ===========  ===========
Intercompany revenues:
    Domestic operations   . . . . . . . . . . . . . . . .             $  255,132   $  183,714  $   139,953
                                                                      ==========   =========== ============
Operating income:
    Domestic operations   . . . . . . . . . . . . . . . .            $   309,362   $  142,238 $     54,023
    European operations   . . . . . . . . . . . . . . . .                 76,053       58,687       51,894
    Other international operations  . . . . . . . . . . .                 34,538       16,054        7,746
                                                                    ------------ ------------- ------------
Consolidated  . . . . . . . . . . . . . . . . . . . . . .             $  419,953   $  216,979  $   113,663
                                                                      ==========   =========== ============
Identifiable assets:
    Domestic operations   . . . . . . . . . . . . . . . .             $  893,563   $  695,325  $   533,054
    European operations   . . . . . . . . . . . . . . . .                514,459      359,043      330,452
    Other international operations  . . . . . . . . . . .                186,962      129,652       92,066
                                                                      ---------- ------------- ------------
Consolidated  . . . . . . . . . . . . . . . . . . . . . .             $1,594,984   $1,184,020   $  955,572
                                                                      ==========   ===========  ===========

Domestic revenues from unaffiliated customers include certain export sales. The following table presents a summary of total revenues generated by geographic region after adjustments to include such export sales based on the location of the customer:

                                                                                Year Ended May 31,
                                                                                ------------------
                                                                          1994         1993         1992
                                                                          ----         ----         ----
                                                                                  (in thousands)
    Domestic revenues   . . . . . . . . . . . . . . . . .             $  799,654   $   553,480  $   429,026
    European revenues   . . . . . . . . . . . . . . . . .                803,703       686,569      568,828
    Other international revenues  . . . . . . . . . . . .                397,790       262,719      180,642
                                                                     -----------   -----------  -----------
         Total revenues . . . . . . . . . . . . . . . . .             $2,001,147    $1,502,768   $1,178,496
                                                                      ==========    ==========   ==========

9.  LITIGATION

Class action and derivative lawsuits were filed in the United States District Court, Northern District of California, on and after March 29, 1990. The class actions were brought by and on behalf of purchasers of the Common Stock of the Company (and purchasers of call options for the Company's Common Stock) during the period July 11, 1989 through September 26, 1990, and named as defendants the Company and certain of its present and former officers and directors. Plaintiffs in the class action alleged that during the class period the defendants violated federal securities laws and state common law by artificially inflating the price of the Company's Common Stock (and call options for the Company's Common Stock) through alleged misrepresentations and nondisclosures regarding the Company's actual and prospective financial condition. The derivative lawsuits were brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative suit claimed that these officers and directors breached their fiduciary duties to the Company and its stockholders through similar alleged misrepresentations and nondisclosures, and by selling the Company's securities while allegedly in possession of material
nonpublic information.   Collectively, the plaintiffs in the suits sought
compensatory and other damages and disgorgement of profits from the individual defendants. The plaintiffs in the derivative suit also sought to order a new election of directors of the Company. An action against the Company's independent auditors, containing allegations related to those alleged in the class action, was filed on April 2, 1991 and was consolidated with the pending class action and derivative lawsuits. The Court certified a plaintiff class consisting of purchasers of Common Stock (and call options for the Common Stock) of the Company during the period from July 11, 1989 through September 26, 1990.

On February 1, 1993, all parties entered into agreements to settle the class action and derivative lawsuits. The class agreement provided for payment by the Company of $23.25 million in five installments to a custodial account for disbursement upon order of the Court. As of May 31, 1994, all installment payments had been made. The derivative agreement provided for payment by the Company of up to $750,000 in attorney's fees if so ordered by the Court.

On May 24, 1994, the Court issued an order approving the class and derivative settlements. In its order, the Court awarded derivative counsel $525,000 in attorney's fees and $69,385 in costs, which fees and costs must be paid by the Company on or before August 9, 1994. On July 5, 1994, the Court dismissed the class and derivative actions and entered final judgment in both actions.

The Company is also a party to other claims arising during the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on either the Company's consolidated results of operations or consolidated financial position.

                                                                     Schedule II

                           ORACLE SYSTEMS CORPORATION

                            AMOUNTS RECEIVABLE FROM
                         RELATED PARTIES AND EMPLOYEES

                                 Balance at                                           Balance
                                  Beginning                                           at End
                                  of Period        Additions       Deductions      of Period (7)
                                  ---------        ---------       ----------      -------------
Year Ended May 31, 1992:

        Mike Fields (1)           $500,000            --           $(107,978)        $392,022
        Geoff Squire (2)          $498,750            --                 --          $498,750
        George Koch (3)              --             $100,000             --          $100,000
        Terrence Garnett (4)         --             $185,000             --          $185,000


Year Ended May 31, 1993:

        Mike Fields               $392,022            --           $(392,022)           --
        Geoff Squire              $498,750            --           $(498,750)           --
        George Koch               $100,000            --                 --          $100,000
        Terrence Garnett          $185,000            --                 --          $185,000
        James Abrahamson (5)         --            $500,000        $(125,000)        $375,000


Year Ended May 31, 1994:

        George Koch               $100,000            --           $(100,000)           --
        Terrence Garnett          $185,000            --           $(185,000)           --
        James Abrahamson          $375,000            --           $(125,000)        $250,000
        Barry Ariko (6)              --            $500,000        $(246,000)        $254,000




(1) The Company loaned Mr. Fields $143,000 on May 31, 1990 in the form of a secured promissory note, due in May 1991, for the purpose of covering the cost of relocating his primary residence. In June 1991, the Company converted this note as well as other borrowings made during the year into a $500,000 promissory note, secured by all of Mr. Fields' personal property as well as stock options of Oracle Systems Corporation.

         Mr. Fields terminated his employment with the Company effective May 31, 1992. Outstanding amounts due to Mr. Fields for bonuses and commissions, as well as the unrealized value of vested stock options, were used to reduce the outstanding amount of principal and accrued interest under the note to $392,022 as of May 31, 1992. The Company forgave the remaining balance ratably during fiscal 1993, based on the requirement that Mr. Fields not become an employee of a competitor of the Company.

(2) The Company loaned Mr. Squire $498,750 on October 10, 1989 in the form of an unsecured non-interest bearing promissory note to enable Mr. Squire to exercise stock options for shares of the Company's Common Stock. The original note was due and payable on May 31, 1991. In August 1991, the Company and Mr. Squire agreed to amend the note to extend the due date of the note to May 31, 1992 (or until earlier termination of Mr. Squire's employment), to secure the note with shares of the Company's Common Stock and to provide for interest at 8% per annum. In August 1992, the Company and Mr. Squire agreed to amend the note to extend the due date of the note to May 31, 1993, and to make interest applicable only to that portion of the principal amount relating to vested stock
         options.   Mr. Squire repaid his outstanding loan in full during
         fiscal 1993. Mr Squire terminated his employment with the Company effective October 28, 1993.

(3) The Company loaned Mr. Koch $100,000 on July 1, 1991 in the form of a secured interest bearing note, proceeds of which were issued for the purpose of covering the cost of relocating his primary residence. The note was secured by all of his personal property as well as stock options of the Company. Interest accrued at 8% per annum, and the principal and accrued interest were to be due in July 1996. In the event that Mr. Koch exercised options and sold any resulting Company stock prior to repayment in full, 100% of the net proceeds were to be paid to the Company in repayment of the principal and accrued interest. Mr. Koch repaid his outstanding loan in full during fiscal 1994.

(4) The Company loaned Mr. Garnett $185,000 on October 21, 1991 in the form of a secured interest bearing note, proceeds of which were issued for the purpose of covering the cost of relocating his primary residence. The note was secured by stock options of the Company. Interest accrued at 8% per annum, and the principal and accrued interest were to be due on October 21, 1995. In the event that Mr. Garnett exercised options and sold any resulting Company stock prior to repayment in full, 50% of the net proceeds were to be paid to the Company in repayment of the principal and accrued interest. Mr. Garnett repaid his loan in full during fiscal 1994.

(5) The Company loaned Mr. Abrahamson $500,000 on October 23, 1992 in the form of an unsecured interest bearing note, proceeds of which were issued for the purpose of covering the cost of relocating his primary residence. The note accrues interest at 7% per annum. The principal and interest are due on May 31, 1996, provided, however, that if Mr. Abrahamson remains employed by the Company, $125,000 of the principal amount of the loan together with any accrued interest will be forgiven on each of May 31,1993, May 31, 1994, May 31, 1995 and May 31, 1996.
         In the event that Mr. Abrahamson voluntarily terminates his employment with the Company, or is terminated for good cause, the outstanding principal and any accrued interest will become immediately due and payable. If Mr. Abrahamson is terminated for the convenience of the Company, then the outstanding principal and accrued interest will be forgiven in full.

(6) The Company loaned Mr. Ariko $500,000 on April 13, 1994 in the form of a secured interest bearing note. The note is secured by stock and options of the Company as well as other securities held by Mr. Ariko. The note accrues interest at 8% per annum, and the principal and accrued interest are due and payable on January 31, 1995. In the event that Mr. Ariko exercises options and sells any Company stock prior to repayment in full, 50% of the net proceeds from such sale shall be paid to Oracle in repayment of the principal and accrued interest. If Mr. Ariko's employment with the Company terminates, the principal and all the accrued interest will become immediately due and payable in full. Mr. Ariko repaid $246,000 of his outstanding balance during fiscal 1994.

(7) Excludes two notes totalling $225,000 at May 31, 1994 entered into between the Company and two employees who are not officers of the Company or members of the Company's Executive Management Committee, proceeds of which were issued for the purpose of covering the cost of relocating each of the individual's primary residence.

                                                                   Schedule VIII

                           ORACLE SYSTEMS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                Balance at        Additions                                         Balance at
                                Beginning          Charged                       Translation          End of
Classification                  of Period       to Operations     Writeoffs      Adjustments          Period
- - --------------                 -----------     ---------------   -----------    -------------        --------
Allowance for Doubtful Accounts

    Year Ended:

        May 31, 1992            $50,407,000      $32,665,000   $(37,913,000)      $ 123,000        $45,282,000
                                -----------      -----------   -------------      ----------       -----------

        May 31, 1993            $45,282,000      $26,059,000   $(36,161,000)      $(546,000)       $34,634,000
                                -----------      -----------   -------------      ---------        -----------

        May 31, 1994            $34,634,000      $33,830,000   $(28,400,000)      $(287,000)       $39,777,000
                                -----------      -----------   -------------      ----------       -----------

                                                                     Schedule IX

                           ORACLE SYSTEMS CORPORATION

                             SHORT-TERM BORROWINGS
                             (dollars in thousands)


                                                                                                  Weighted
                                                                   Maximum           Average       Average
                                                  Weighted          Amount            Amount      Interest
                                   Balance         Average       Outstanding       Outstanding      Rate
Category of Aggregate               at End        Interest          During         During the    During the
Short-Term Borrowings             of Period         Rate          the Period        Period(1)     Period(2)
- - ---------------------             ---------         ----          ----------        ---------     ---------
May 31, 1992:

Short-term borrowings
from banks                        $    2,812        5.7%           $164,553         $  58,272       10.2%
                                  ==========        ====           ========         =========       =====

May 31, 1993:

Short-term borrowings
from banks                        $    1,530        10.3%         $   4,830         $   2,728       8.6%
                                  ==========        =====         =========         =========       ====

May 31, 1994:

Short-term borrowings
from banks                        $      551        10.4%         $   3,991         $    1,999      11.2%
                                  ==========        =====         =========         ==========      =====



(1) In fiscal 1994 and 1993, average borrowings were determined based on the quarter-end amounts outstanding. In fiscal 1992, average borrowings were determined based on the month-end amounts outstanding.

(2) The weighted average interest rate during the period represents the total short-term interest expense divided by the average amount outstanding during the period.

                                                                      Schedule X

                           ORACLE SYSTEMS CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION


                         Charged to costs and expenses
                               Year ended May 31,


Item                                   1994                   1993                      1992
- - ----                                   ----                   ----                      ----
Advertising expense               $ 27,227,000              $18,226,000              $23,306,000
                                  ============              ===========              ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1994.

                                       ORACLE SYSTEMS CORPORATION
                                       By:  LAWRENCE J. ELLISON
                                            -------------------
                                       Lawrence J. Ellison,
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         NAME/TITLE                                                              DATE
         ----------                                                              ----
         CHIEF EXECUTIVE OFFICER AND DIRECTOR

         LAWRENCE J. ELLISON                                                     July 27, 1994
         -------------------
         Lawrence J. Ellison

         EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

         JEFFREY O. HENLEY                                                       July 27, 1994
         -----------------
         Jeffrey O. Henley

         CHIEF ACCOUNTING OFFICER

         THOMAS A. WILLIAMS                                                      July 27, 1994
         ------------------
         Thomas A. Williams

         CHAIRMAN OF THE BOARD OF DIRECTORS

         JAMES A. ABRAHAMSON                                                     July 27, 1994
         -------------------
         James A. Abrahamson

         DIRECTORS

         DONALD L. LUCAS                                                         July 27, 1994
         ---------------
         Donald L. Lucas

         MICHAEL J.BOSKIN                                                        July 27, 1994
         ----------------
         Michael J. Boskin

         JOSEPH B. COSTELLO                                                      July 27, 1994
         ------------------
         Joseph B. Costello

         DELBERT W. YOCAM                                                        July 27, 1994
         ----------------
         Delbert W. Yocam

                           ORACLE SYSTEMS CORPORATION
                               INDEX OF EXHIBITS



EXHIBIT #                                       EXHIBIT TITLES                                             PAGE
- - ---------                                       --------------                                             ----
10.07                     Amendment to 1993 Directors' Stock Option Plan as adopted May 31, 1994.            51


21.01                     Subsidiaries of the Registrant.                                                    52


23.01                     Consent of Arthur Andersen & Co.                                                   54