Form 10-Q
period 1994-03-31
ORACLE SYSTEMS CORP
filed 1994-10-14
CIK 777676

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1994

                                       OR

     / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                   TO                   .

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

                               500 Oracle Parkway
                         Redwood City, California 94065
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (415) 506-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No

     The number of shares of registrant's common stock outstanding as of August 31, 1994: 286,148,992.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           ORACLE SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
PART I.      FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets at August 31, 1994 and May 31,
             1994.....................................................................      3
             Condensed Consolidated Statements of Operations for the three months ended
             August 31, 1994 and August 31, 1993......................................      4
             Condensed Consolidated Statements of Cash Flows for the three months
             ended August 31, 1994 and August 31, 1993................................      5
             Notes to Condensed Consolidated Financial Statements.....................      6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................      6
PART II.     OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K.........................................     10
             Signatures...............................................................     11

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                   AUGUST
                                                                     31,             MAY 31,
                                                                    1994              1994
                                                                  ---------         ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $ 462,548         $ 404,810
  Short-term cash investments...................................     30,743            59,948
  Trade receivables, net of allowance for doubtful accounts of
     $42,171 and $39,777, respectively..........................    436,182           455,884
  Prepaid and refundable income taxes...........................     60,021            53,765
  Other current assets..........................................     93,356           101,205
                                                                  ---------         ---------
          Total current assets..................................  1,082,850         1,075,612
                                                                  ---------         ---------
PROPERTY, net...................................................    388,755           378,483
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $117,962 and $107,087, respectively...........    100,270           100,329
OTHER ASSETS....................................................     50,489            40,560
                                                                  ---------         ---------
          Total assets..........................................  $1,622,364        $1,594,984
                                                                  =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks........................................  $   7,121         $     551
  Current maturities of long-term debt..........................      5,492             6,347
  Accounts payable..............................................    102,994            95,799
  Income taxes..................................................     48,100            62,591
  Accrued compensation and related benefits.....................     96,886           136,488
  Customer advances and unearned revenues.......................    243,709           227,118
  Value added tax and sales tax payable.........................     34,669            44,781
  Other accrued liabilities.....................................    133,135           108,426
                                                                  ---------         ---------
          Total current liabilities.............................    672,106           682,101
                                                                  ---------         ---------
LONG-TERM DEBT..................................................     82,686            82,845
OTHER LONG-TERM LIABILITIES.....................................      8,946            12,139
DEFERRED INCOME TAXES...........................................     40,135            38,916
PUT WARRANTS....................................................     38,430            38,430
STOCKHOLDERS' EQUITY............................................    780,061           740,553
                                                                  ---------         ---------
          Total liabilities and stockholders' equity............  $1,622,364        $1,594,984
                                                                  =========         =========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                           AUGUST 31,
                                                                    -------------------------
                                                                      1994             1993
                                                                    --------         --------
REVENUES:
  Licenses and other..............................................  $295,229         $216,874
  Services........................................................   261,245          181,180
                                                                    --------         --------
          Total revenues..........................................   556,474          398,054
                                                                    --------         --------
OPERATING EXPENSES:
  Sales and marketing.............................................   217,922          164,610
  Cost of services................................................   156,523          100,178
  Research and development........................................    55,157           46,566
  General and administrative......................................    39,329           31,945
                                                                    --------         --------
          Total operating expenses................................   468,931          343,299
                                                                    --------         --------
OPERATING INCOME..................................................    87,543           54,755
  Other income (expense), net.....................................     3,800            1,851
                                                                    --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES..........................    91,343           56,606
  Provision for income taxes......................................    30,143           19,246
                                                                    --------         --------
NET INCOME........................................................  $ 61,200         $ 37,360
                                                                    ========         ========
EARNINGS PER SHARE................................................  $   0.21         $   0.13
                                                                    ========         ========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING...................   295,498          296,012
                                                                    ========         ========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND 1993
(IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                            AUGUST 31,
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................  $ 61,200         $ 37,360
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................    30,639           23,301
     Provision for doubtful accounts...............................     8,000            6,473
     Decrease in trade receivables.................................    33,571            1,978
     Increase in prepaid and refundable income taxes...............    (6,256)          (2,259)
     Increase in other current assets..............................    (7,513)          (8,234)
     Increase in accounts payable..................................     6,371            1,918
     Increase (decrease) in income taxes...........................   (12,959)          11,739
     Increase (decrease) in customer advances and unearned
      revenues.....................................................    14,510           (1,209)
     Decrease in other accrued liabilities.........................   (24,435)         (20,578)
     Increase (decrease) in other long-term liabilities............    (3,192)           3,523
     Increase (decrease) in deferred income taxes..................     1,866             (819)
                                                                     --------         --------
  Net cash provided by operating activities........................   101,802           53,193
                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase (decrease) in cash investments.......................    29,205          (21,222)
     Capital expenditures, net.....................................   (30,135)        (103,388)
     Capitalization of computer software development costs.........   (10,816)          (8,421)
     Increase in other assets......................................   (11,790)         (14,397)
                                                                     --------         --------
  Net cash used for investing activities...........................   (23,536)        (147,428)
                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on debt obligations............................     3,993              770
     Proceeds from common stock issued.............................     3,934            2,717
     Repurchase of common stock....................................   (31,943)          (9,875)
                                                                     --------         --------
  Net cash used for financing activities...........................   (24,016)          (6,388)
                                                                     --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................     3,488           (4,900)
                                                                     --------         --------
  Net increase (decrease) in cash and cash equivalents.............    57,738         (105,523)
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................   404,810          284,560
                                                                     --------         --------
  End of period....................................................  $462,548         $179,037
                                                                     ========         ========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 1994. The results for the three month period ended August 31, 1994 are not necessarily indicative of the results expected for the full fiscal year.

2.  PROPERTY

     During fiscal 1994, the Company purchased land to be used for its UK subsidiary's headquarters for approximately $31 million. During the first quarter of fiscal 1995, the Company sold a significant portion of this land for approximately $26.6 million. After consideration of the cost of the land, including certain required improvements, and expense provisions related to other UK facilities, the net gain realized on the sale of the land was not significant. The Company believes that the remaining land is sufficient to meet the requirements for its UK subsidiary's headquarters.

3.  EARNINGS PER SHARE

     Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method, and represent shares issuable upon the exercise of outstanding stock options.

4.  PENDING ACQUISITION

     On September 1, 1994, the Company announced the signing of an agreement to acquire the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. The agreement will be effective upon the close of the transaction, which is subject to pending government approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Domestic and international revenues increased 50% and 34%, respectively, from the first quarter of fiscal 1994. International revenues were favorably affected in the first quarter of fiscal 1995 when compared to the corresponding period of the prior year as a result of the weakening of the U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the first quarter of fiscal 1995 by approximately 29% from the corresponding period of fiscal 1994. International revenues constituted approximately 61% of total revenues in the first quarter of fiscal 1995 and 63% of total revenues in the first quarter of fiscal 1994. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                             AUGUST              AUGUST
                                                              31,                 31,
                                                              1994     CHANGE     1993
                                                            --------   ------   --------
        Licenses and other................................  $295,229     36%    $216,874
        Percentage of revenues............................      53.1%               54.5%
        Services..........................................  $261,245     44%    $181,180
        Percentage of revenues............................      46.9%               45.5%
             Total revenues...............................  $556,474     40%    $398,054

     LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. The Company believes that the strong revenue growth rate in the first quarter of fiscal 1995 is primarily due to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS.

     SERVICE REVENUES. Support, consulting and education services revenues each increased in the first quarter of fiscal 1995 from the corresponding prior year period. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 41% in the first quarter of fiscal 1995 when compared to the corresponding period in fiscal 1994, reflecting the continued increase in the installed base of the Company's products under support contracts. Consulting and education services grew 47% in the first quarter of fiscal 1995 when compared to the corresponding period in fiscal 1994, as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                             AUGUST              AUGUST
                                                              31,                 31,
                                                              1994     CHANGE     1993
                                                            --------   ------   --------
        Sales and marketing...............................  $217,922     32%    $164,610
        Percentage of revenues............................      39.2%               41.4%
        Cost of services..................................  $156,523     56%    $100,178
        Percentage of revenues............................      28.1%               25.2%
        Research and development(1).......................  $ 55,157     18%    $ 46,566
        Percentage of revenues............................       9.9%               11.7%
        General and administrative........................  $ 39,329     23%    $ 31,945
        Percentage of revenues............................       7.1%                8.0%

- - ---------------

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.9% and 2.1% of total revenues during the first quarters of fiscal 1995 and 1994, respectively.

     International expenses were negatively affected in the first quarter of fiscal 1995 when compared to the corresponding period in the prior year due to changes in the value of the U.S. dollar against certain major international currencies.

     SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to emphasize marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the first quarter of fiscal 1995 when compared to the corresponding period in fiscal 1994 primarily as a result of higher revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

     COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 60% and 55% of revenues in the first quarters of fiscal 1995 and 1994, respectively. The Company's service margins have been negatively affected versus the prior year periods due, in part, to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the impact of higher headcount levels to support future growth.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarters of fiscal 1995 and 1994 would have been 12% and 14%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 20% from the first quarter of fiscal 1994 (18% after the adjustment for software capitalization). The Company capitalized approximately $10,816,000 and $8,421,000 during the first quarters of fiscal 1995 and 1994, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totalled $10,875,000 and $8,471,000 in the first quarters of fiscal 1995 and 1994, respectively. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1995 over fiscal 1994, as a result of the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the first quarter of fiscal 1995 as compared to the corresponding period in fiscal 1994, reflecting higher revenue levels and controls over discretionary spending.

OTHER INCOME (EXPENSE):

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                             AUGUST              AUGUST
                                                              31,                 31,
                                                              1994     CHANGE     1993
                                                            --------   ------   --------
        Other income (expense)............................  $  3,800     105%   $  1,851
        Percentage of revenues............................       0.7%                0.5%

     Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous income and expense items. Additionally, during the first quarter of fiscal 1995, the Company realized a gain of approximately $1.8 million related to the sale of certain marketable equity securities.

PROVISION FOR INCOME TAXES:

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        AUGUST 31,            AUGUST 31,
                                                           1994      CHANGE      1993
                                                        ----------   ------   ----------
        Provision for income taxes....................   $ 30,143      57%     $ 19,246
        Percentage of revenues........................       5 .4%                  4.8%

     The Company's estimated effective tax rate for the first quarter of fiscal 1995 was 33% as compared to a 34% tax rate in the corresponding period of fiscal 1994.

NET INCOME AND EARNINGS PER SHARE:

                                                               THREE MONTHS ENDED
                                                        --------------------------------
                                                        AUGUST 31,            AUGUST 31,
                                                           1994      CHANGE      1993
                                                        ----------   ------   ----------
        Net Income....................................   $ 61,200      64%     $ 37,360
        Percentage of revenues........................       11.0%                  9.4%
        Earnings Per Share............................   $    .21      62%     $    .13

LIQUIDITY AND CAPITAL RESOURCES

                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                           AUGUST                AUGUST
                                                            31,                   31,
                                                            1994     CHANGE       1993
                                                          --------   ------     --------
        Working Capital.................................  $410,744      77%     $232,544
        Cash and short-term investments.................  $493,291      71%     $288,591
        Long-term cash investments......................  $     --       *      $ 16,159
        Cash provided by operating activities...........  $101,802      91%     $ 53,193
        Cash used for investing activities..............  $ 23,536     (84%)    $147,428
        Cash used for financing activities..............  $ 24,016     276%     $  6,388
        ---------------
        * Not Meaningful

     Working capital increased in the first quarter of fiscal 1995 over the corresponding prior year period, primarily due to increased cash flow from operations, which resulted in higher cash levels.

     The Company generated higher positive cash flows from operations in the first quarter of fiscal 1995 over fiscal 1994, primarily due to improved profitability and strong cash collections. Cash used for investing activities decreased in the first quarter of fiscal 1995 as compared to the corresponding period of the prior year, primarily due to lower capital expenditures, which were significantly higher in the first quarter of fiscal 1994 due to the purchase of buildings and improvements at the Company's headquarter site. In addition, during the first quarter of fiscal 1995, the Company sold land in the UK for proceeds of approximately $26.6 million.

     The Company's Board of Directors has approved the repurchase of up to 12 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 860,000 shares of the Company's Common Stock for approximately $31,943,000 during the first quarter of fiscal 1995. To date, the Company has repurchased a total of 6,832,000 shares of the Company's Common Stock for approximately $156,728,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

     On September 1, 1994, the Company announced the signing of an agreement to acquire the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. The agreement will be effective upon the close of the transaction, which is subject to pending government approvals.

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

     At August 31, 1994, the Company also had outstanding debt of approximately $15,299,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

     The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital needs at least through the next twelve months.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 2.01    Asset Purchase Agreement between Digital Equipment Corporation and
         Oracle Corporation dated September 1, 1994.
 27.1    Financial Data Schedule

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Systems Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ORACLE SYSTEMS CORPORATION

Dated: October 14, 1994                  /s/ By:  LAWRENCE J. ELLISON
                                                  Lawrence J. Ellison,
                                                  President and Chief
                                                  Executive Officer

Dated: October 14, 1994                  /s/ By:  JEFFREY O. HENLEY
                                                  Jeffrey O. Henley,
                                                  Executive Vice President
                                                  and Chief Financial Officer

Dated: October 14, 1994                  /s/ By:  THOMAS A. WILLIAMS
                                                  Thomas A. Williams,
                                                  Chief Accounting Officer