Form 10-Q
period 1994-11-30
ORACLE SYSTEMS CORP
filed 1995-01-13
CIK 777676

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

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

                               500 Oracle Parkway
                         Redwood City, California 94065
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

The number of shares of registrant's common stock outstanding as of November 30, 1994: 286,471,099.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           ORACLE SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at November 30, 1994 and May 31,
           1994.........................................................................   3

           Condensed Consolidated Statements of Operations for the three months and six months
           ended November 30, 1994 and 1993.............................................   4

           Condensed Consolidated Statements of Cash Flows for the six months ended November 30,
           1994 and 1993................................................................   5

           Notes to Condensed Consolidated Financial Statements.........................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   7

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..........................  10

Item 6.    Exhibits and Reports on Form 8-K.............................................  11

           Signatures...................................................................  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                  NOVEMBER 30,      MAY 31,
                                                                      1994           1994
                                                                  ------------     ---------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.....................................   $  221,097      $ 404,810
  Short-term cash investments...................................      108,350         59,948
  Trade receivables, net of allowance for doubtful accounts of
     $44,174 and $39,777, respectively..........................      539,263        455,884
  Prepaid and refundable income taxes...........................       68,166         53,765
  Other current assets..........................................      100,009        101,205
                                                                  ------------     ---------
          Total current assets..................................    1,036,885      1,075,612
                                                                  ------------     ---------
PROPERTY, net...................................................      442,168        378,483
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $129,785 and $107,087, respectively...........      100,216        100,329
OTHER ASSETS....................................................      165,150         40,560
                                                                  ------------     ---------
          Total assets..........................................   $1,744,419      $1,594,984
                                                                  =============    =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks........................................   $    3,655      $     551
  Current maturities of long-term debt..........................        4,903          6,347
  Accounts payable..............................................      127,296         95,799
  Income taxes..................................................       50,537         62,591
  Accrued compensation and related benefits.....................      128,730        136,488
  Customer advances and unearned revenues.......................      237,058        227,118
  Value added tax and sales tax payable.........................       36,788         44,781
  Other accrued liabilities.....................................      133,053        108,426
                                                                  ------------     ---------
          Total current liabilities.............................      722,020        682,101
                                                                  ------------     ---------
LONG-TERM DEBT..................................................       82,417         82,845
OTHER LONG-TERM LIABILITIES.....................................        9,081         12,139
DEFERRED INCOME TAXES...........................................       31,370         38,916
PUT WARRANTS....................................................       76,804         38,430
STOCKHOLDERS' EQUITY............................................      822,727        740,553
                                                                  ------------     ---------
          Total liabilities and stockholders' equity............   $1,744,419      $1,594,984
                                                                  =============    =========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    NOVEMBER 30,               NOVEMBER 30,
                                               ----------------------     -----------------------
                                                 1994          1993          1994          1993
                                               --------      --------     ----------     --------
REVENUES:
  Licenses and other.........................  $362,524      $252,119     $  657,753     $468,993
  Services...................................   307,756       200,051        569,001      381,231
                                               --------      --------     ----------     --------
            Total revenues...................   670,280       452,170      1,226,754      850,224
                                               --------      --------     ----------     --------

OPERATING EXPENSES:
  Sales and marketing........................   244,067       166,276        461,989      330,886
  Cost of services...........................   187,578       116,198        344,101      216,376
  Research and development...................    57,226        45,867        112,383       92,433
  General and administrative.................    43,477        31,908         82,806       63,853
                                               --------      --------     ----------     --------
            Total operating expenses.........   532,348       360,249      1,001,279      703,548
                                               --------      --------     ----------     --------
OPERATING INCOME.............................   137,932        91,921        225,475      146,676
  Other income (expense), net................     2,166           (29)         5,966        1,822
                                               --------      --------     ----------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES.....   140,098        91,892        231,441      148,498
  Provision for income taxes.................    46,232        29,767         76,375       49,013
                                               --------      --------     ----------     --------
NET INCOME...................................  $ 93,866      $ 62,125     $  155,066     $ 99,485
                                               ========      ========      =========     ========

EARNINGS PER SHARE...........................  $   0.32      $   0.21     $     0.52     $   0.34
                                               ========      ========      =========     ========
COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING (See Note 3)...................   295,622       295,932        295,560      295,972
                                               ========      ========      =========     ========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993
(IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                          NOVEMBER 30,
                                                                   ---------------------------
                                                                     1994              1993
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................    $ 155,066         $  99,485
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...........................       65,108            48,633
       Provision for doubtful accounts.........................       20,965            14,863
       Increase in trade receivables...........................      (88,858)          (46,703)
       Increase (decrease) in prepaid and refundable income
          taxes................................................      (14,209)            1,695
       Increase in other current assets........................       (2,184)           (5,534)
       Increase in accounts payable............................       30,053             6,912
       Increase (decrease) in income taxes.....................       (8,055)           16,480
       Increase (decrease) in customer advances and unearned revenues....     6,534     (8,092)
       Increase (decrease) in other accrued liabilities........       10,125           (13,742)
       Increase (decrease) in other long-term liabilities......       (3,057)            1,407
       Increase (decrease) in deferred income taxes............       (5,036)            2,336
                                                                   ---------         ---------
  Net cash provided by operating activities....................      166,452           117,740
                                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in cash investments............................      (48,402)           (8,582)
       Capital expenditures....................................     (107,942)         (122,594)
       Capitalization of computer software development costs...      (22,585)          (17,609)
       Increase in other assets................................     (127,299)          (17,864)
                                                                   ---------         ---------
  Net cash used for investing activities.......................     (306,228)         (166,649)
                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on debt obligations........................          115            (2,679)
       Proceeds from common stock issued.......................       27,015            18,616
       Repurchase of common stock..............................      (75,855)          (49,627)
                                                                   ---------         ---------
  Net cash used for financing activities.......................      (48,725)          (33,690)
                                                                   ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH........................        4,788            (7,227)
                                                                   ---------         ---------
  Net decrease in cash and cash equivalents....................     (183,713)          (89,826)
CASH AND CASH EQUIVALENTS:
  Beginning of period..........................................      404,810           284,560
                                                                   ---------         ---------
  End of period................................................    $ 221,097         $ 194,734
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended November 30, 1994. The results for the six month period ended November 30, 1994 are not necessarily indicative of the results expected for the full fiscal year.

2. PROPERTY

During the third quarter of fiscal 1994, the Company purchased land to be used for its UK subsidiary's headquarters for approximately $31 million. During the first quarter of fiscal 1995, the Company sold a significant portion of this land for approximately $26.6 million. After consideration of the cost of the land, including certain required improvements, and expense provisions related to other UK facilities, the net gain realized on the sale of the land was not significant. The Company believes that the remaining land is sufficient to meet the requirements for its UK subsidiary's headquarters.

3. EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method, and represent shares issuable upon the exercise of outstanding stock options.

4. ACQUISITION

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. Pending the final allocation of the purchase price, the $108 million has been included in Other Assets in the accompanying condensed consolidated financial statements.

5. PUT WARRANTS

During fiscal 1994 and the first half of fiscal 1995, the Company sold 2,556,000 put warrants that entitle the holder to sell one share of common stock to the Company at prices between $24.125 and $38.375. Additionally, the Company purchased 1,598,000 call options that entitle the Company to buy one share of Common Stock at prices between $30.875 and $47.375. These put and call options expire between July and October 1995. At no future stock price will the Company's combined repurchases of Common Stock from the puts and call options exceed 2,556,000 shares at a maximum cost of $76,804,000. In the event that the Company's stock price is above $47.375, and the Company exercises all of it's call options, the repurchase of 1,598,000 shares will cost $60,327,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Domestic revenues increased 53% and 51% from the second quarter and first half of fiscal 1994, respectively, while international revenues increased 46% and 40% in the second quarter and first half of fiscal 1995, respectively, as compared to the corresponding periods in fiscal 1994. International revenues were favorably affected in the second quarter and first half of fiscal 1995 when compared to the corresponding periods of the prior year as a result of the weakening of the U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the second quarter and first half of fiscal 1995 by approximately 36% and 32%, respectively, from the corresponding periods of fiscal 1994. International revenues constituted approximately 60% and 61% of total revenues in the second quarters of fiscal 1995 and 1994, respectively, and 60% and 61% of total revenues in the first half of fiscal 1995 and 1994, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                    ----------------------------   ------------------------------
                                    NOV 30,             NOV 30,     NOV 30,              NOV 30,
                                      1994     CHANGE     1993        1994      CHANGE     1993
                                    --------   ------   --------   ----------   ------   --------
    Licenses and other............  $362,524     44%    $252,119   $  657,753     40%    $468,993
    Percentage of revenues........     54.1%               55.8%        53.6%               55.2%
    Services......................  $307,756     54%    $200,051   $  569,001     49%    $381,231
    Percentage of revenues........     45.9%               44.2%        46.4%               44.8%
              Total revenues......  $670,280     48%    $452,170   $1,226,754     44%    $850,224

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. The Company believes that the strong revenue growth rate in the first and second quarters of fiscal 1995 is primarily due to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS.

SERVICE REVENUES. Support, consulting and education services revenues each increased from the corresponding periods of fiscal 1994. The Company's support revenues continued to constitute the largest portion of service revenues in the second quarter and first half of fiscal 1995. Support revenues grew 45% and 43% in the second quarter and first half of fiscal 1995 reflecting the continued increase in the installed base of the Company's products under support contracts. Consulting and education services grew 61% and 55% in the second quarter and first half of fiscal 1995 when compared to the corresponding periods in fiscal 1994 as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                     ----------------------------   ----------------------------
                                     NOV 30,             NOV 30,    NOV 30,             NOV 30,
                                       1994     CHANGE     1993       1994     CHANGE     1993
                                     --------   ------   --------   --------   ------   --------
    Sales and marketing............  $244,067     47%    $166,276   $461,989     40%    $330,886
    Percentage of revenues.........     36.4%               36.8%      37.7%               38.9%

    Cost of services...............  $187,578     61%    $116,198   $344,101     59%    $216,376
    Percentage of revenues.........     28.0%               25.7%      28.0%               25.4%

    Research and development(1)....  $ 57,226     25%    $ 45,867   $112,383     22%    $ 92,433
    Percentage of revenues.........      8.5%               10.1%       9.2%               10.9%

    General and administrative.....  $ 43,477     36%    $ 31,908   $ 82,806     30%    $ 63,853
    Percentage of revenues.........      6.5%                7.1%       6.8%                7.5%

- ---------------
(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.8% and 2.0% of total revenues during the second quarters of fiscal 1995 and 1994, respectively, and 1.8% and 2.1% of total revenues in the first half of fiscal 1995 and 1994, respectively.

International expenses were unfavorably affected in the second quarter and first half of fiscal 1995 when compared to the corresponding periods in the prior year due to changes in the value of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to emphasize marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased when compared to the corresponding periods in fiscal 1994 primarily as a result of higher revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 61% and 58% of revenues in the second quarters of fiscal 1995 and 1994, respectively, and increased to 60% in the first half of fiscal 1995 from 57% in the same corresponding period in fiscal 1994. The Company's service margins have been negatively affected versus the prior year periods due, in part, to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the impact of higher headcount levels to support future growth.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarters of fiscal 1995 and 1994 would have been 10.3% and 12.2%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 25.3% from the second quarter of fiscal 1994 and 22.7% from the first half of fiscal 1994 to the corresponding periods of fiscal 1995 (24.8% and 21.6% after the adjustment for software capitalization). The Company capitalized approximately $11,770,000 and $9,188,000 during the second quarters of fiscal 1995 and 1994, respectively, and $22,586,000 and $17,609,000 in the corresponding six month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $11,823,000 and $9,352,000 in the second quarters of fiscal 1995 and 1994, respectively, and $22,698,000 and $17,823,000 in the corresponding six month periods. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1995 over fiscal 1994, as a result of the introduction of new products, and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1995 as compared to the corresponding periods in fiscal 1994, primarily as a result of higher revenue levels.

OTHER INCOME (EXPENSE):

                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      ------------------------------     ------------------------------
                                      NOV 30,                NOV 30,     NOV 30,                NOV 30,
                                       1994       CHANGE      1993        1994       CHANGE      1993
                                      -------     ------     -------     -------     ------     -------
    Other income (expense)..........  $ 2,166        *       $   (29)    $ 5,966      227%      $ 1,822
    Percentage of revenues..........     0.3%                   *           0.5%                   0.2%

- ---------------
* Not meaningful

Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous income and expense items. Additionally, during the first quarter of fiscal 1995, the Company realized a gain of approximately $1.8 million related to the sale of certain marketable securities.

PROVISION FOR INCOME TAXES:

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                      --------------------------   --------------------------
                                      NOV 30,            NOV 30,   NOV 30,            NOV 30,
                                       1994     CHANGE    1993      1994     CHANGE    1993
                                      -------   ------   -------   -------   ------   -------
    Provision for income taxes......  $46,232    55%     $29,767   $76,375    56%     $49,013
    Percentage of revenues..........    6.9%               6.6%      6.2%               5.8%

The Company's estimated effective tax rate was 33% for both the first half of fiscal 1995 and fiscal 1994.

NET INCOME AND EARNINGS PER SHARE:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                     --------------------------   ---------------------------
                                     NOV 30,            NOV 30,   NOV 30,             NOV 30,
                                      1994     CHANGE    1993       1994     CHANGE    1993
                                     -------   ------   -------   --------   ------   -------
    Net income.....................  $93,866    51%     $62,125   $155,066    56%     $99,485
    Percentage of revenues.........   14.0%              13.7%       12.6%             11.7%
    Earnings per share.............  $ 0.32     52%     $ 0.21    $   0.52    53%     $ 0.34

LIQUIDITY AND CAPITAL RESOURCES:

                                                                      SIX MONTHS ENDED
                                                               ------------------------------
                                                                NOV 30,              NOV 30,
                                                                 1994      CHANGE     1993
                                                               ---------   ------   ---------
     Working capital.........................................  $ 314,865     18%    $ 266,609
     Cash and cash investments...............................  $ 329,447      7%    $ 307,807
     Cash provided by operating activities...................  $ 166,452     41%    $ 117,740
     Cash used for investing activities......................  $(306,228)    84%    $(166,649)
     Cash used for financing activities......................  $ (48,725)    45%    $ (33,690)

Working capital increased in the first half of fiscal 1995 over the corresponding prior year period, primarily due to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first half of fiscal 1995 over fiscal 1994, primarily due to improved profitability.

Cash used for investing activities increased in the first half of fiscal 1995 as compared to the corresponding period of the prior year, primarily due to the acquisition of the Rdb database and repository businesses of

Digital Equipment Corporation for $108 million in cash. Offsetting the effect of this acquisition, during the first quarter of fiscal 1995, the Company sold land in the UK for proceeds of approximately $26.6 million.

The Company's Board of Directors has approved the repurchase of up to 12 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 1,867,500 shares of the Company's Common Stock for approximately $75,855,000 during the first half of fiscal 1995. To date, the Company has repurchased a total of 7,840,000 shares of the Company's Common Stock for approximately $200,640,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

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

At November 30, 1994, the Company also had outstanding debt of approximately $10,976,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital needs at least through the next twelve months.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 10, 1994, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 245,590,205 affirmative votes, and 1,002,699 votes withheld), James A. Abrahamson (with 246,506,124 affirmative votes, and 1,086,780 votes withheld), Michael J. Boskin (with 246,654,913 affirmative votes, and 937,991 votes withheld), Joseph B. Costello (with 246,591,281 affirmative votes, and 1,001,623 votes withheld), Donald L. Lucas (with 246,592,136 affirmative votes and 1,000,768 votes withheld) and Delbert W. Yocam (with 246,591,461 affirmative votes, and 1,001,443 votes withheld).

In addition, the stockholders approved the adoption of the Company's Executive Officers 1995 Bonus Plan (with 235,737,004 affirmative votes, 7,262,949 negative votes, 953,152 votes withheld and 3,639,799 broker non-votes).

The stockholders also approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan limiting the number of shares that may be granted to any individual in any given year thereunder (with 232,006,929 affirmative votes, 13,563,238 negative votes, 906,028 votes withheld and 1,116,709 broker non-votes).

The stockholders also ratified the appointment of Arthur Andersen & Co. as the Company's independent public accountants for fiscal year 1995 (with 247,015,389 affirmative votes, and 565,501 negative votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     2.01 Asset Purchase Agreement between Digital Equipment Corporation and Oracle Corporation Amended and Restated effective as of September 1, 1994

     27.1     Financial Data Schedule

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Systems Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ORACLE SYSTEMS CORPORATION

Dated: January 13, 1995                       By: /S/  LAWRENCE J. ELLISON
                                              Lawrence J. Ellison,
                                              President and Chief Executive Officer

Dated: January 13, 1995                       By: /S/  JEFFREY O. HENLEY
                                              Jeffrey O. Henley,
                                              Executive Vice President and Chief Financial
                                              Officer

Dated: January 13, 1995                       By: /S/  THOMAS A. WILLIAMS
                                              Thomas A. Williams,
                                              Chief Accounting Officer

                           ORACLE SYSTEMS CORPORATION

                               INDEX OF EXHIBITS

  EXHIBIT NO.                               EXHIBIT TITLES                                PAGE
  -----------   ----------------------------------------------------------------------    ----
      2.01      Asset Purchase Agreement between Digital Equipment Corporation and
                Oracle Corporation Amended and Restated effective as of September 1,
                1994..................................................................

      27.1      Financial Data Schedule...............................................