Form 10-Q
period 1995-02-28
ORACLE SYSTEMS CORP
filed 1995-04-06
CIK 777676

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

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

                        COMMISSION FILE NUMBER: 0-14376

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Number of shares of registrant's common stock outstanding as of February 28, 1995: 431,243,430.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                           ORACLE SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at February 28, 1995 and May 31,
               1994.....................................................................     3

             Condensed Consolidated Statements of Operations for the three months and
               nine months ended February 28, 1995 and 1994.............................     4

             Condensed Consolidated Statements of Cash Flows for the nine months ended
               February 28, 1995 and 1994...............................................     5

             Notes to Condensed Consolidated Financial Statements.......................     6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................     7

PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders........................    10

Item 6.      Exhibits and Reports on Form 8-K...........................................    10

             Signatures.................................................................    11

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                      FEBRUARY 28,     MAY 31,
                                                                         1995           1994
                                                                      ----------     ----------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................  $  276,916     $  404,810
  Short-term cash investments.......................................     125,631         59,948
  Trade receivables, net of allowance for doubtful accounts of
     $47,611 and $39,777, respectively..............................     558,659        455,884
  Prepaid and refundable income taxes...............................      89,196         53,765
  Other current assets..............................................     105,621        101,205
                                                                      ----------     ----------
     Total current assets...........................................   1,156,023      1,075,612
                                                                      ----------     ----------
PROPERTY, net.......................................................     487,606        378,483
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
  of $73,292 and $107,087, respectively.............................     100,538        100,329
OTHER ASSETS........................................................     166,242         40,560
                                                                      ----------     ----------
     Total assets...................................................  $1,910,409     $1,594,984
                                                                       =========      =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks............................................  $    5,764     $      551
  Current maturities of long-term debt..............................       4,183          6,347
  Accounts payable..................................................     115,174         95,799
  Income taxes......................................................      63,516         62,591
  Accrued compensation and related benefits.........................     122,744        136,488
  Customer advances and unearned revenues...........................     262,140        227,118
  Value added tax and sales tax payable.............................      37,458         44,781
  Other accrued liabilities.........................................     162,437        108,426
                                                                      ----------     ----------
     Total current liabilities......................................     773,416        682,101
                                                                      ----------     ----------
LONG-TERM DEBT......................................................      81,889         82,845
OTHER LONG-TERM LIABILITIES.........................................       8,805         12,139
DEFERRED INCOME TAXES...............................................      26,476         38,916
PUT WARRANTS........................................................      76,804         38,430
STOCKHOLDERS' EQUITY................................................     943,019        740,553
                                                                      ----------     ----------
     Total liabilities and stockholders' equity.....................  $1,910,409     $1,594,984
                                                                       =========      =========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  FEBRUARY 28,                 FEBRUARY 28,
                                             ----------------------      -------------------------
                                               1995          1994           1995           1994
                                             --------      --------      ----------     ----------
REVENUES:
  Licenses and other.......................  $390,687      $276,488      $1,048,440     $  745,481
  Services.................................   331,558       206,302         900,559        587,533
                                             --------      --------      ----------     ----------
     Total revenues........................   722,245       482,790       1,948,999      1,333,014
                                             --------      --------      ----------     ----------
OPERATING EXPENSES:
  Sales and marketing......................   261,314       172,738         723,303        503,624
  Cost of services.........................   196,683       127,408         540,784        343,784
  Research and development.................    67,363        48,496         179,746        140,929
  General and administrative...............    42,034        30,278         124,840         94,131
                                             --------      --------      ----------     ----------
     Total operating expenses..............   567,394       378,920       1,568,673      1,082,468
                                             --------      --------      ----------     ----------
OPERATING INCOME...........................   154,851       103,870         380,326        250,546
  Other income (expense), net..............     1,533           240           7,499          2,062
                                             --------      --------      ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...   156,384       104,110         387,825        252,608
  Provision for income taxes...............    51,607        34,362         127,982         83,375
                                             --------      --------      ----------     ----------
NET INCOME.................................  $104,777      $ 69,748      $  259,843     $  169,233
                                             ========      ========       =========      =========
EARNINGS PER SHARE.........................  $   0.24      $   0.16      $     0.59     $     0.38
                                             ========      ========       =========      =========
COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING (See Note 3).................   443,025       443,655         443,235        443,858
                                             ========      ========       =========      =========

See notes to condensed consolidated financial statements.

ORACLE SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
(IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            FEBRUARY 28,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................  $ 259,843     $ 169,233
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.................................    102,255        75,296
       Provision for doubtful accounts...............................     35,857        22,707
       Increase in trade receivables.................................   (119,586)      (65,995)
       (Increase) decrease in prepaid and refundable income taxes....    (34,848)        1,840
       Increase in other current assets..............................     (3,258)       (3,595)
       Increase in accounts payable..................................     16,948        19,707
       Increase in income taxes......................................     16,603        19,458
       Increase (decrease) in customer advances and unearned
        revenues.....................................................     28,972        (1,716)
       Increase (decrease) in other accrued liabilities..............     34,050        (5,979)
       Increase (decrease) in other long-term liabilities............     (3,334)          939
       Increase (decrease) in deferred income taxes..................    (16,006)       12,709
                                                                       ---------     ---------
  Net cash provided by operating activities..........................    317,496       244,604
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) decrease in cash investments.......................    (65,683)       26,911
       Capital expenditures, net.....................................   (179,653)     (197,847)
       Capitalization of computer software development costs.........    (34,681)      (27,802)
       Increase in other assets......................................   (131,041)      (20,619)
                                                                       ---------     ---------
  Net cash used for investing activities.............................   (411,058)     (219,357)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on debt obligations.................        689        (6,020)
       Proceeds from common stock issued.............................     32,346        22,090
       Repurchase of common stock....................................    (75,859)      (65,130)
                                                                       ---------     ---------
  Net cash used for financing activities.............................    (42,824)      (49,060)
                                                                       ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................      8,492        (6,349)
                                                                       ---------     ---------
  Net decrease in cash and cash equivalents..........................   (127,894)      (30,162)

CASH AND CASH EQUIVALENTS:
  Beginning of period................................................    404,810       284,560
                                                                       ---------     ---------
  End of period......................................................  $ 276,916     $ 254,398
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended February 28, 1995. The results for the nine month period ended February 28, 1995 are not necessarily indicative of the results expected for the full fiscal year.

2.  PROPERTY

During the third quarter of fiscal 1994, the Company purchased land to be used for its UK subsidiary's headquarters for approximately $31 million. During the first quarter of fiscal 1995, the Company sold a significant portion of this land for approximately $27 million. After consideration of the cost of the land, including certain required improvements, and expense provisions related to other UK facilities, the net gain realized on the sale of the land was not significant. The Company believes that the remaining land is sufficient to meet the requirements for its UK subsidiary's headquarters.

3.  EARNINGS PER SHARE

On January 24, 1995, the Company announced a three-for-two stock split in the form of a common stock dividend distributed February 22, 1995 to stockholders of record as of February 6, 1995. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method, and represent shares issuable upon the exercise of outstanding stock options.

4.  ACQUISITION

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. Intangible assets, with an assigned value of approximately $107 million, have been included in Other Assets in the accompanying condensed consolidated balance sheet. These intangible assets, which relate to the value assigned to the Rdb database and repository businesses installed base, as well as the related technologies, are being amortized over a seven year period. Amortization expense of approximately $4 million was charged to cost of services in the accompanying condensed consolidated statement of operations in the third quarter of fiscal 1995.

5.  PUT WARRANTS

During fiscal 1994 and the first nine months of fiscal 1995, the Company sold 3,835,000 put warrants that entitle the holder to sell one share of Common Stock to the Company at prices between $16.125 and $25.625. Additionally, the Company purchased 2,397,000 call options that entitle the Company to buy one share of Common Stock at prices between $20.625 and $31.625. These put and call options expire between July and

ORACLE SYSTEMS CORPORATION
expire between July and October 1995. At no future stock price will the Company's combined repurchases of Common Stock from the puts and call options exceed 3,835,000 shares at a maximum cost of $76,804,000. In the event that the Company's stock price is above $31.625, and the Company exercises all of its call options, the repurchase of 2,397,000 shares will cost $60,356,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Domestic revenues increased 57% and 53% from the third quarter and first nine months of fiscal 1994, respectively, while international revenues increased 45% and 42% in the third quarter and first nine months of fiscal 1995, respectively, when compared to the corresponding periods in fiscal 1994. International revenues were favorably affected in the third quarter and first nine months of fiscal 1995 when compared to the corresponding periods of the prior year as a result of the weakening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased in the third quarter and first nine months of fiscal 1995 by approximately 35% and 34%, respectively, from the corresponding periods of fiscal 1994. International revenues constituted approximately 59% and 61% of total revenues in the third quarters of fiscal 1995 and 1994, respectively, and 60% and 61% of total revenues in the first nine months of fiscal 1995 and 1994, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                   ----------------------------     --------------------------------
                                   FEB 28,             FEB 28,       FEB 28,               FEB 28,
                                     1995     CHANGE     1994          1995      CHANGE      1994
                                   --------   ------   --------     ----------   ------   ----------
License and other................  $390,687     41%    $276,488     $1,048,440     41%    $  745,481
Percentage of revenues...........     54.1%               57.3%          53.8%                 55.9%
Services.........................  $331,558     61%    $206,302     $  900,559     53%    $  587,533
Percentage of revenues...........     45.9%               42.7%          46.2%                 44.1%
     Total revenues..............  $722,245     50%    $482,790     $1,948,999     46%    $1,333,014

LICENSE AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. The Company believes that the strong revenue growth rate in the first nine months of fiscal 1995 is primarily due to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS.

SERVICE REVENUES. Support, consulting and education services revenues each increased from the corresponding periods of fiscal 1994. The Company's support revenues continued to constitute the largest portion of service revenues in the third quarter and first nine months of fiscal 1995. Support revenues grew 59% and 48% in the third quarter and first nine months of fiscal 1995 reflecting the continued increase in the installed base of the Company's products under support contracts, as well as support revenues associated with the newly acquired Rdb and repository businesses of Digital Equipment Corporation. Consulting and education services grew 63% and 57% in the third quarter and first nine months of fiscal 1995 when compared to the corresponding periods in fiscal 1994 as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       ----------------------------     ----------------------------
                                       FEB 28,             FEB 28,      FEB 28,             FEB 28,
                                         1995     CHANGE     1994         1995     CHANGE     1994
                                       --------   ------   --------     --------   ------   --------
Sales and marketing..................  $261,314     51%    $172,738     $723,303     44%    $503,624
Percentage of revenues...............     36.2%               35.8%        37.1%               37.8%
Cost of services.....................  $196,683     54%    $127,408     $540,784     57%    $343,784
Percentage of revenues...............     27.2%               26.4%        27.7%               25.8%
Research and development(1)..........  $ 67,363     39%    $ 48,496     $179,746     28%    $140,929
Percentage of revenues...............      9.3%               10.0%         9.2%               10.6%
General and administrative...........  $ 42,034     39%    $ 30,278     $124,840     33%    $ 94,131
Percentage of revenues...............      5.8%                6.3%         6.4%                7.1%

- - ---------------
(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.7% and 2.1% of total revenues during the third quarters of fiscal 1995 and 1994, respectively, and 1.8% and 2.1% of total revenues in the first nine months of fiscal 1995 and 1994, respectively.

International expenses were unfavorably affected in the third quarter and first nine months of fiscal 1995 when compared to the corresponding periods in the prior year due to changes in the value of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to emphasize marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses increased in the third quarter of fiscal 1995 when compared to the corresponding period of fiscal 1994 primarily as a result of aggressive hiring of sales personnel and marketing program expenditures. As a percentage of total revenues, sales and marketing expenses decreased in the first nine months of fiscal 1995 when compared to the corresponding period in fiscal 1994 primarily as a result of higher revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 59% and 62% of revenues in the third quarters of fiscal 1995 and 1994, respectively, and increased to 60% in the first nine months of fiscal 1995 from 59% in the same corresponding period in fiscal 1994. The Company's service margins for the first nine months of fiscal 1995 have been negatively affected versus the prior year period due, in part, to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the impact of higher headcount levels to support anticipated future growth.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of fiscal 1995 and 1994 would have been 11.0% and 12.0%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 35% from the third quarter of fiscal 1994 and 27% from the first nine months of fiscal 1994 to the corresponding periods of fiscal 1995 (39% and 28% after the adjustment for software capitalization). The Company capitalized approximately $12,095,000 and $10,193,000 during the third quarters of fiscal 1995 and 1994, respectively, and $34,681,000 and $27,802,000 in the corresponding nine month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $11,773,000 and $10,710,000 in the third quarters of fiscal 1995 and 1994, respectively, and $34,471,000 and $28,533,000 in the corresponding nine month periods. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1995 over fiscal 1994, as a result of the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the third quarter and first nine months of fiscal 1995 as compared to the corresponding periods in fiscal 1994, primarily as a result of higher revenue levels.

OTHER INCOME (EXPENSE):

                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                              -------------------------------     --------------------------------
                              FEB 28,                 FEB 28,     FEB 28,                 FEB 28,
                                1995       CHANGE      1994         1995       CHANGE       1994
                              --------     ------     -------     --------     ------     --------
  Other income (expense)....  $  1,533       539%     $   240     $  7,499       264%     $  2,062
  Percentage of revenues....       0.2%                   0.0%         0.4%                    0.2%

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

PROVISION FOR INCOME TAXES:

                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                              -------------------------------     --------------------------------
                              FEB 28,                 FEB 28,     FEB 28,                 FEB 28,
                                1995       CHANGE      1994         1995       CHANGE       1994
                              --------     ------     -------     --------     ------     --------
  Provision for income
    taxes...................  $ 51,607        50%     $34,362     $127,982        54%     $ 83,375
  Percentage of revenues....       7.1%                   7.1%         6.6%                    6.3%

The Company's estimated effective tax rate for the third quarter and first nine months of both fiscal 1995 and 1994 was 33%.

NET INCOME AND EARNINGS PER SHARE:

                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                              -------------------------------     --------------------------------
                              FEB 28,                 FEB 28,     FEB 28,                 FEB 28,
                                1995       CHANGE      1994         1995       CHANGE       1994
                              --------     ------     -------     --------     ------     --------
  Net income................  $104,777        50%     $69,748     $259,843        54%     $169,233
  Percentage of revenues....      14.5%                  14.4%        13.3%                   12.7%
  Earnings per share........  $   0.24        50%     $  0.16     $   0.59        55%     $   0.38

LIQUIDITY AND CAPITAL RESOURCES:

                                                                  NINE MONTHS ENDED
                                                          ----------------------------------
                                                           FEB 28,                  FEB 28,
                                                            1995        CHANGE       1994
                                                          ---------     ------     ---------
    Working capital.....................................  $ 382,607        36%     $ 280,467
    Cash and cash investments...........................  $ 402,547        21%     $ 331,978
    Cash provided by operating activities...............  $ 317,496        30%     $ 244,604
    Cash used for investing activities..................  $(411,058)       87%     $(219,357)
    Cash used for financing activities..................  $ (42,824)      (13)%    $ (49,060)

Working capital increased in the first nine months of fiscal 1995 over the corresponding prior year period, primarily due to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first nine months of fiscal 1995 over fiscal 1994, primarily due to improved profitability.

Cash used for investing activities increased in the first nine months of fiscal 1995 as compared to the corresponding period of the prior year, primarily due to the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation for $108 million in cash. During the first quarter of fiscal 1995, the Company sold land in the UK for proceeds of approximately $27 million, partially offsetting the effect of this acquisition.

The Company's Board of Directors has approved the repurchase of up to 18 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased approximately 2,801,000 shares of the Company's Common Stock for $75,859,000 during the first nine months of fiscal 1995. To date, the Company has repurchased a total of 11,759,000 shares of the Company's Common Stock for approximately $200,645,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

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

At February 28, 1995, the Company also had outstanding debt of approximately $11,836,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital needs at least through the next twelve months.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 6, 1995, the Company held a Special Meeting of Stockholders. At the meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 400,000,000 to 800,000,000 (with 242,054,990 affirmative votes,
14,843,446 negative votes, 223,809 votes withheld and no broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27.1  Financial Data Schedule

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Systems Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE SYSTEMS CORPORATION

Dated: April 5, 1995                      By: /s/  LAWRENCE J. ELLISON
                                            ------------------------------------
                                              Lawrence J. Ellison,
                                              President and Chief Executive
                                              Officer

Dated: April 5, 1995                      By: /s/  JEFFREY O. HENLEY
                                            ------------------------------------
                                              Jeffrey O. Henley,
                                              Executive Vice President and
                                              Chief Financial Officer

Dated: April 5, 1995                      By: /s/  THOMAS A. WILLIAMS
                                            ------------------------------------
                                              Thomas A. Williams,
                                              Chief Accounting Officer

                           ORACLE SYSTEMS CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #                                 EXHIBIT TITLES                                  PAGE
- - ---------   --------------------------------------------------------------------------    -----
   27.1     Financial Data Schedule...................................................       13