Form 10-K
period 1995-05-31
ORACLE CORP /DE/
filed 1995-08-25
CIK 777676

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   FORM 10-K
                            ------------------------

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1995

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-14376

                               ORACLE CORPORATION
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1995 was $12,910,928,692. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 30, 1995: 433,467,932

DOCUMENTS INCORPORATED BY REFERENCE:

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 9, 1995.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               ORACLE CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
                                         PART I.

Item 1.     Business..............................................................      1

Item 2.     Properties............................................................     10

Item 3.     Legal Proceedings.....................................................     10

Item 4.     Submission of Matters to a Vote of Security Holders...................     10

Item 4A.    Executive Officers of the Registrant..................................     11

                                         PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters...............................................................     12

Item 6.     Selected Financial Data...............................................     13

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................     13

Item 8.     Financial Statements and Supplementary Data...........................     19

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................     19

                                        PART III.

Item 10.    Directors and Executive Officers of the Registrant....................     19

Item 11.    Executive Compensation................................................     19

Item 12.    Security Ownership of Certain Beneficial Owners and Management........     19

Item 13.    Certain Relationships and Related Transactions........................     19

                                         PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......     20

SIGNATURES  ......................................................................     43

                                     PART I

ITEM 1. BUSINESS

The Company designs, develops, markets, and supports computer software products with a wide variety of uses, including database management and network products, applications development productivity tools, and end user applications. The Company's principal product, the ORACLE7 relational database management system, is a SQL-based, relational database management system ("DBMS") that runs on a broad range of computers, including massively parallel, clustered, symmetrical multi-processing, mainframes, minicomputers, workstations, and personal computers. The Company also offers consulting, education, support, and systems integration services in support of its customers' use of its software products.

The Company was incorporated on October 29, 1986 in connection with a reincorporation of the Company's predecessor in Delaware, which was completed on March 12, 1987. In May 1995, Oracle Corporation, a California corporation, was merged into Oracle Systems Corporation, a Delaware corporation, whose name was changed to Oracle Corporation. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities at 500 Oracle Parkway, Redwood City, California 94065. Its telephone number is (415) 506-7000.

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

The comparative advantage of a relational DBMS is that users need not know how or where their data is stored in the computer. To access data, users simply specify what data they desire, not how to retrieve it. Relational systems navigate automatically to the data, making database information readily accessible by users of all experience levels. Regardless of how the data is actually stored in the computer memory, the results of database queries are always presented to users in familiar, two-dimensional tables of rows and columns of data. Relational DBMSs therefore have been widely used for management information and decision-support systems which require flexible access to large quantities of data. Because they facilitate applications development and maintenance, relational DBMSs also have become widely used in mid-range and low-end transaction processing environments. As their performance and reliability have improved, relational DBMSs increasingly have been chosen to support mission-critical data processing applications.

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

PRODUCT DEVELOPMENT HISTORY

In 1976, International Business Machines Corporation ("IBM") published the specifications for a simple, English-like command language called SQL (pronounced "sequel"), with which users define, retrieve, manipulate, and control data stored in a relational DBMS. In 1977, the Company was formed to develop a relational DBMS using IBM's published specifications for the SQL language. Two years later, in June 1979, the Company introduced the ORACLE relational DBMS, the first commercially available relational DBMS. IBM's first relational product, SQL/DS, was released in February 1982. In 1985, IBM announced DB2, its second relational DBMS product, and its second product to implement SQL. SQL has become the industry standard command language for relational DBMS products. In October 1986, the American National Standards Institute ("ANSI") approved a standard definition for the SQL command language, which was also adopted by the International Standards Organization ("ISO"). The SQL standard was updated with additional capabilities in 1989, and a second enhanced standard ("SQL92") was finalized in 1992.

Since 1979, the Company has released several new versions of the ORACLE relational DBMS, each of which contained performance and functional enhancements. In 1992, the Company introduced Version 7 of the ORACLE relational DBMS ("ORACLE7"), which was developed to improve the product's ability to support large numbers of users and higher rates of transaction processing, to provide enhanced application development capabilities such as DBMS server enforced business rules for data integrity, and to permit multiple computers running DBMSs of ORACLE and other vendors to cooperatively share data with other computers across a communications network.

In 1994, the Company introduced release 7.1 of ORACLE7. This release includes significant functional enhancements for managing data in a distributed environment (especially where network communications are slow, expensive or unreliable), with advanced capabilities for copying ("replicating") data between locations. Release 7.1 of ORACLE7 also contains features for processing large amounts of data in parallel using multiple processors on a variety of computer hardware architectures, to better support development of and access to the large databases typically found in data warehouse applications used to support business decision-making.

In 1994, the Company acquired the Rdb relational DBMS (now known as "ORACLE Rdb") and associated software products from Digital Equipment Corporation ("DEC"). This product has many of the same attributes as the ORACLE7 relational DBMS, but it operates only on hardware and operating systems developed by Digital Equipment Corporation. As part of its acquisition of ORACLE Rdb, the Company retained the services of nearly all key technical personnel associated with the product.

PRODUCTS

The Company's products are contained within three product families: Server Technology, Application Development and Access Tools, and End User Applications.

  Server Technology Products

The Company's Server Technology products consist of an integrated set of database server and network products. The principal product is the ORACLE relational DBMS. The ORACLE relational DBMS gives users the ability to define, retrieve, manipulate, and control data stored on multiple computers, using the industry standard SQL language. In addition, the ORACLE relational DBMS includes additional capabilities that allow the DBMS to enforce business policies and data integrity rules.

The ORACLE7 relational DBMS provides features to support the operational requirements of on-line transaction processing ("OLTP") and decision support ("DSS" or "data warehouse") environments for high systems availability and performance. The ORACLE relational DBMS provides optional parallel server technology that further extends scalability and availability by allowing multiple, loosely coupled or clustered machines to cooperatively access a logical database spread across multiple disks. Furthermore, release 7.1 of the ORACLE7 DBMS provides optional parallel query capabilities that enable fast searching of large amounts of data for large-scale decision support and data warehouse applications.

The ORACLE7 relational DBMS also supports a client/server architecture between applications programs and database servers, and permits transparent data sharing across a communications network, so that applications programs and users can access data without knowing or specifying the location of the data within the network. The ORACLE7 relational DBMS also contains features that automatically "replicate" or copy data among multiple locations, providing systems architects and application developers with additional flexibility for managing data distribution and access throughout an enterprise.

With the introduction of Oracle Media Server, the Company's database technology has been extended to support the management of unstructured data, such as video, audio and text.

Applications developed with the ORACLE7 relational DBMS are scalable from the desktop to the mainframe and are portable to a wide variety of hardware and operating system environments, and can be redeployed in different environments with little or no change.

  Application Development and Access Tools

The Company provides two primary tools for application development:
Developer/2000 and Designer/2000 (formerly known as Cooperative Development Environment 2 or CDE2). These products increase programmer productivity and allow nonprogrammers to design, develop, and maintain their own applications. Applications built using Developer/2000 and Designer/2000 can access data stored in the ORACLE relational DBMS as well as certain other competitors' databases. Moreover, the applications built are portable across different graphical user interfaces, and can incorporate image, sound and voice multimedia objects. In addition, the Company's Discoverer/2000 access tools enable end users and decision support analysts to perform rapid querying and reporting, and multi-dimensional analysis of data warehouses.

  End User Applications Products

The Company's end user applications products are made up of modules for financial, manufacturing, and human resource applications. The Company's Oracle Financial products consist of an integrated family of end user accounting applications products that use the ORACLE7 relational DBMS and Oracle's development tools to provide full-function end user accounting systems, as well as a similar family of accounting products for government end users called Oracle Government Financials. The Company also offers Oracle Manufacturing products, which provide manufacturing companies with planning and control tools, and Oracle Human Resources products, which provide users with personnel management tools. The Oracle end user applications products can be integrated with a customer's existing accounting systems or other Oracle applications products.

PRODUCT FEATURES

The Company believes that the principal competitive strengths of the ORACLE7 relational DBMS are its high performance and availability for OLTP, its datawarehouse functionality and performance, its advanced distributed processing capabilities, its declarative and procedural data integrity features, its ability to support tightly and loosely coupled parallel processing platforms, its support for multimedia information, its broad portability across different computer hardware and operating systems, and its compatibility with the SQL command language.

  High Performance and Availability for OLTP Environments

The Company participates in the on-line transaction processing market with the ORACLE7 relational DBMS, which provides the high performance, high availability and large database support that customers with OLTP environments demand. The ORACLE7 relational DBMS has repeatedly established new transaction processing performance records on industry standard benchmarks conducted on a variety of hardware platforms.

The ORACLE7 relational DBMS provides high performance for transaction processing through key features such as row-level locking and effective utilization of the popular "symmetrical multiprocessor" ("SMP") computer architecture. Row-level locking controls concurrent user access to data while minimizing overhead and contention among multiple users. The ORACLE7 relational DBMS has consistently demonstrated superior proportional performance improvements ("scalability") as processors are added to an SMP system, providing customers with cost effective upgrade capability as workloads grow. Features of the ORACLE7 relational DBMS such as on-line back-up and recovery maximize system availability, and such routine maintenance operations can be performed without degrading normal OLTP performance.

  Data Warehouse Functionality and Performance

The Company competes in the rapidly-expanding "data warehouse" or "decision support system" ("DSS") marketplace. Increasingly, organizations of all sizes are finding a competitive advantage in analyzing their transactional and operational data for strategic and even tactical decision making. The advent of open systems technology such as commodity hardware and the emergence of parallel processing capabilities have made it economically justifiable for many companies to develop data warehouse applications, which were previously possible only on expensive, proprietary platforms. The databases used to support these requirements often grow very large, containing billions of records of information.

The ORACLE7 relational database is particularly well suited to managing and accessing such large databases because of its storage management and high performance data processing capabilities. The parallel query option of the ORACLE7 relational DBMS provides scalable performance for data loading, indexing and query in an integrated architecture that exploits symmetrical multiprocessor, clustered and massively parallel platforms.

  Distributed Processing Capabilities

The ORACLE7 relational DBMS works with the Company's SQL*Net product to support a client/server architecture, connecting applications programs and database servers across a communications network. The computer running the application and that running the ORACLE7 relational DBMS can be different models, brands or architectures of computers, and may run different operating systems and use different network communications protocols. Using SQL*Net, an application running on one machine may access remote databases on other machines running the ORACLE7 relational DBMS anywhere within a communications network. SQL*Net provides advanced capabilities for secure client/server communications, for routing of connection requests to servers and for managing the network configuration.

In 1994, the Company introduced a new product called Oracle Mobile Agents, which permits applications running on disconnected computers, such as laptop personal computers, to communicate with application servers via digital radio networks. This new technology allows mobile workers to access corporate information regardless of their location.

The ORACLE7 relational DBMS supports a distributed database architecture, where multiple copies of ORACLE7 running on multiple physically separated computers communicate with one another, permitting applications and users to view multiple databases as if they were a single database. This distributed architecture is designed with functionality which makes it suitable for production OLTP distributed applications. The same non-procedural SQL language commands that are used to access data in a single database are used to access data in a distributed database, and the applications and users need not know or specify the location of the data.

Version 5.1 of the ORACLE relational DBMS, when introduced in 1986, was among the first commercial relational DBMSs to support queries (retrieval) of data from a distributed database. ORACLE7 extended this distributed database architecture with distributed update transactions and basic data replication facilities. With the introduction of ORACLE7 release 7.1, the Company introduced optional advanced replication capabilities ("Symmetric Replication"). These advanced capabilities include an integrated architecture that facilitates central administration of the distributed environment, propagation of stored programs as well as data, and support for a variety of data models including "work flow" and "update anywhere."

The Company's Oracle Open Gateway products (Oracle Transparent Gateways and Oracle Procedural Gateways) allow non-ORACLE DBMSs to be integrated into a distributed database environment. Users can employ the SQL language to access data stored in other relational DBMSs such as IBM's DB2 as well as data stored in older hierarchical DBMSs or file systems. The ability to access data stored in non-Oracle databases from applications using the ORACLE7 relational DBMS is attractive to customers because it preserves an organization's investment in existing application systems, and also makes it easier to migrate existing applications and develop new applications using the ORACLE7 relational DBMS.

  Declarative and Procedural Data Integrity Features

ORACLE7 provides advanced capabilities for centrally defining business policies and data integrity rules within a database, and for automatic enforcement of those policies and rules by the DBMS. Simple data integrity rules, such as a requirement that data values in one table match values stored in another, can be specified declaratively (nonprocedurally) using industry standard SQL commands. More complex business policies can be encapsulated in "stored procedures" and "database triggers," which are collections of SQL language statements and procedural logic statements that are stored in a database and executed implicitly when other database changes occur.

  Support for Tightly and Loosely Coupled Parallel Processing Platforms

The Parallel Server configuration of ORACLE7 permits multiple computers using a common operating system to access a single database stored on shared disk devices. The ORACLE Parallel Server runs on hardware platforms comprised of a small number of large processors ("clusters") as well as massively parallel platforms comprised of hundreds or thousands of small processors, where the processors do not share access to common main memory. The Company believes that hardware clusters and massively parallel platforms are attractive alternatives to traditional mainframe computers, because they can provide exceptionally high performance at significantly lower cost than mainframe systems. The Company also believes that the ability of the Oracle Parallel Server configuration of ORACLE7 to exploit hardware clusters and massively parallel platforms for OLTP and decision support applications gives the Company a significant competitive strength with respect to other DBMS suppliers.

  Support for Multimedia Information

The Oracle New Media product family is an end-to-end software architecture for delivering interactive multimedia services over any network to any multitude of client devices, including personal computers, set-top boxes, and personal digital assistants. The networks can range from local and wide area networks to ISDN, internet, broadband and wireless. The product family is comprised of the Oracle Media Server, Oracle Media Objects, and Oracle Media Net. Oracle Media Server acts as a comprehensive multimedia library for storing, retrieving and managing video, audio, and other realtime data. Oracle Media Objects is an authoring tool for creating high-quality multimedia applications for a variety of deployment platforms and network configurations. Oracle Media Net transparently connects Oracle Media Server to any client device, masking the complexities of the delivery networks.

  Portability Across Computer Hardware and Operating Systems

The ORACLE relational DBMS was designed and written to make it adaptable ("portable") to most computer hardware and operating systems, while optimizing and taking full advantage of the unique functional and performance capabilities of each platform. All implementations of the ORACLE relational DBMS -- running on massively parallel platforms, mainframes, minicomputers, workstations, and personal computers -- are functionally identical. However, the performance, size of database and complexity of applications may be limited by the capacity of the computer on which the ORACLE7 relational DBMS is running.

The portability of the ORACLE relational DBMS makes it possible for customers to use different sizes of computers from different vendors but still use the same database management software on all of their machines. This portability allows customers to migrate to the most cost effective hardware platforms and protects their investment in hardware technology while allowing them to take advantage of new hardware innovations. The Company has ported the ORACLE relational DBMS to over 100 distinct computer hardware and operating system environments. In 1994, ORACLE7 was introduced for a variety of personal computing platforms including Microsoft Windows, Windows NT, Novell Netware and IBM OS/2 operating systems environments for IBM-compatible personal computers.

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

The Company believes that the close compatibility of the implementation of SQL in the ORACLE relational DBMS with both IBM and ANSI/ISO standard SQL is a significant competitive strength with respect to other DBMS products. The Company is an active participant in the industry standards development process, and develops products to comply with such standards where appropriate. While no assurance can be made that the future versions of the ORACLE relational DBMS will fully implement all capabilities defined in the SQL92 standard, the Company follows the SQL92 specification, where applicable, as enhancements are incorporated in new versions of the ORACLE relational DBMS.

Because the ORACLE7 relational DBMS has been certified by the U.S. Government's National Institute of Standards and Technology ("NIST") as fully compliant with the 1989 SQL standard and subsequently with the "Entry" level in the 1992 edition of that standard, it is attractive to government agencies and other organizations which choose to implement standards-based systems. In addition, close compatibility with IBM's SQL makes the ORACLE relational DBMS an attractive choice for minicomputer, workstation, and personal computer users who have or intend to use IBM's relational DBMS products for their mainframes. Through the Company's Oracle Open Gateway products, ORACLE relational DBMS users can access IBM's DB2 and SQL/DS and other mainframe-resident databases.

CONSULTING, EDUCATION, AND SUPPORT SERVICES

In most of its sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting and education revenues represented approximately 24%, 23%, and 21%, of total revenues in fiscal 1995, 1994, and 1993, respectively.

The Company's support services are generally priced based on the level of support services provided, along with the number of users authorized to access the Company's software products. Support revenues represented approximately 20% of total revenues in fiscal 1995 and 19% in fiscal 1994 and 1993.

The Company believes that its broad-based service offerings, in conjunction with its current and planned product offerings, facilitate the transfer of technology to customers and stimulate demand for the Company's products.

SYSTEMS INTEGRATION

The Company is also in the systems integration business. The Company delivers complete information systems by combining the ORACLE relational DBMS and other Oracle products with various non-Oracle hardware, communications technologies and software, and with various service offerings.

MARKETING AND SALES

  Direct Sales Organization

In the United States, the Company markets its products and services primarily through its own direct sales and service organization, Oracle USA. As of May 31, 1995, Oracle USA consisted of 4,840 sales and service employees. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 1995, were located in approximately 50 United States metropolitan areas.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 50 subsidiaries. As of May 31, 1995, the international sales and service groups consisted of 7,769 employees. These subsidiaries license and support the Company's products both within their local countries as well as into a number of other foreign countries. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

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

  Indirect Sales Organization

The Company also markets its products through value-added relicensors, hardware providers, system integrators and independent software vendors that combine the ORACLE relational DBMS with computer hardware or software applications packages for redistribution.

The Company also markets its products through various independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

  Additional Customer Information

Revenues from international customers (including end users and resellers) amounted to approximately 58%, 60%, and 63% of the Company's total revenues in fiscal 1995, 1994, and 1993, respectively. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

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

PRODUCT DEVELOPMENT

In order to meet its customers' ever-changing requirements and to expand its product base, the Company must continue to enhance its existing products and develop new products. This development requires a continued high level of research and development expenditures, which were 10% of revenues in fiscal 1995 and 12% of total revenues during both fiscal 1994 and fiscal 1993 (in each case prior to the effect of amounts capitalized in accordance with Statement of Financial Accounting Standards No. 86).

Significant areas of product development expenditures include the following:

        -- enhancing and extending the ORACLE relational DBMS, including extending its distributed database capability, optimizing its performance in production applications, adding additional security features, providing stored procedures and integrity constraints, and incorporating object oriented extensions which add the ability to manage large objects, including voice, graphics, text, and more complex structures of data;

        -- developing and enhancing networking software products, including application development tools for networks and network management products;

        -- developing new and enhanced applications development productivity tools, CASE products and document automation products;

        -- developing and enhancing end-user applications in the Oracle
           Financials, Oracle Government Financials, Oracle Manufacturing, and Oracle Human Resources product families; and

        -- porting new versions and releases of the Company's products to the numerous computer models on which prior versions and releases operate, as well as extending the Company's products to make effective use of new hardware technologies.

COMPETITION

The computer software industry is intensely competitive and rapidly evolving. The Company competes in various markets. The principal independent software competitors in the enterprise and departmental DBMS marketplace include Informix Corporation, Sybase Inc., The ASK Group, Inc., which was acquired in June 1994 by Computer Associates International, Inc., Progress Software Corporation and Software AG. In the workgroup DBMS marketplace, the Company competes with various desktop software vendors including Microsoft Corporation. In addition, hardware systems vendors sell or license database software with which the Company competes, including IBM, in the mainframe and UNIX market. The Company also competes in the enterprise client/server software market. Competitors include SAP Aktiengeschellschaft in the financial, manufacturing and human resources applications markets and Peoplesoft, Inc. in the human resources and financial applications markets. In the applications development tools market, the Company primarily competes with Powersoft Corporation, recently acquired by Sybase, Inc. The Company also completes with system integrators and consulting organizations in the services marketplace.

In the enterprise area (massively parallel, clustered, symmetrical multi-processing, mainframes, minicomputers and workstations), the Company believes that the most important considerations for end user software customers are performance, functionality, product reliability, ease of use, quality of technical support and price. In the workgroup market, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems, and product integration. The Company believes that it competes favorably in each of these areas.

PRODUCT AND SERVICES REVENUES

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity on a designated system and/or for a specified number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of program copies, the number of users, the number of CPUs, or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for government and telemarketing customers) are recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. In general, the Company's products are priced based on the number of users authorized to access the programs.

The Company receives sublicense fees from its Business Alliance Program ("BAP") members (value-added relicensors, hardware providers, system integrators and independent software vendors) based on the sublicenses granted by the BAP member. Sublicense fees are typically based on a percentage of the Company's list price. Agreements with Hardware Providers may include an initial non-refundable payment and sublicense fees based on the value of copies of the Company's products distributed by the reseller. Agreements with Value-added Relicensors typically include a development license for ORACLE and sublicense fees based on the value of copies of the Company's products distributed by the reseller. Revenues from sublicense fees are generally recognized as they are reported by the reseller.

In general, the Company's support services are priced based on the level of support services provided, along with the number of users authorized to access the Company's software products. Most customers renew their support agreements. Support consists of technical support, including telephone consultation on the use of the products and problem resolution, and system updates for software products and user documentation. The Company generally bills support fees at the beginning of each support period, either on an annual or quarterly basis. Support revenues are recognized ratably over the contract period. Revenues related to consulting and education services to be performed by the Company are recognized either proportionately over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT PROTECTION

The Company relies on a combination of trade secret, copyright, patent, trademark, and other proprietary rights laws, license agreements, and technical measures to protect its rights to its software products. The Company owns several issued patents, and has a number of patent applications pending before the United States Patent and Trademark Office.

The Company has registered "ORACLE" as a trademark in the United States and in over 95 foreign countries and has additional registrations pending. The Company also has registered over 30 other trademarks in the United States for other product names and also has registrations pending for various product names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a perpetual license that is nontransferable and that restricts the use of the products to the customer's internal purposes on either a single computer or up to a maximum number of users. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's massively parallel, mainframe, minicomputer and workstation products are licensed pursuant to signed license agreements. Consistent with standard industry practice, the Company's workgroup products generally are licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined by the courts. The Company also distributes certain of its workgroup products through the Internet pursuant to on-line licenses that are acknowledged by the licensee and whose enforceability has not yet been determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

The Company believes that its trade secret, trademark, copyright, patent, and other proprietary rights are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability, and experience of the Company's personnel, brand recognition, and ongoing product support may be more significant in maintaining the Company's competitive advantages.

EMPLOYEES

As of May 31, 1995, the Company employed 16,882 full-time persons, including 11,775 in sales and services, 834 in marketing, 2,348 in research and development, and 1,925 in general and administrative positions. Of such employees, 7,493 were located in the United States and 9,389 were employed in approximately 50 other countries.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

The Company currently leases substantially all of its administrative, marketing, and research and development facilities under long-term operating leases. The Company owns the land and two of the buildings at its headquarters site, which is located in Redwood City, California, and as discussed in Note 2 of Notes to Consolidated Financial Statements, has capitalized certain of the leases for its other buildings at its headquarters site. In addition, the Company has purchased land to be used for its UK subsidiary's headquarters. The Company also leases office space in numerous locations in the United States and many other countries.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

             NAME                                 OFFICE(S)
- ------------------------------   --------------------------------------------
Lawrence J. Ellison              President, Chief Executive Officer and
                                 Chairman of the Board

Raymond J. Lane                  Executive Vice President, President of
                                 Worldwide Operations and Director

Jeffrey O. Henley                Executive Vice President, Chief Financial
                                 Officer and Director

Dirk A. Kabcenell                Executive Vice President, Product Division

David J. Roux                    Senior Vice President, Corporate Development

Raymond L. Ocampo, Jr.           Senior Vice President, General Counsel and
                                 Corporate Secretary

Thomas A. Williams               Vice President and Corporate Controller

Mr. Ellison, 50, has been President and Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995, and served as Chairman of the Board from April 1990 until September 1992. Mr. Ellison is also a director of NeXT Computer, Inc., is co-chairman of California's Council on Information Technology, and is a member of President Clinton's Export Council.

Mr. Lane, 48, has been Executive Vice President of the Company and
President of Worldwide Operations since October 1993, and has been a Director since June 1995. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane served as Senior Vice President and Managing Partner of the Worldwide Information Services Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton Executive Committee from April 1987 to May 1992, and its Board of Directors from April 1991 to May 1992. Mr. Lane is also a member of the Board of Trustees of Carnegie Mellon University.

Mr. Henley, 50, has been Executive Vice President and Chief Financial Officer of the Company since March 1991, and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is also a director of Tricord, Inc., a computer hardware company.

Mr. Kabcenell, 43, has been Executive Vice President of the Product Division since November 1994. He served as Senior Vice President of Server Technologies for the Company from September 1993 to October 1994. From December 1992 to September 1993, he served as a Senior Vice President of the Database and Languages Division for the Company and from June 1990 to December 1992, he served as Vice President of RDBMS Development.

Mr. Roux, 38, has been Senior Vice President of Corporate Development since September 1994. Before joining Oracle, Mr. Roux served as Senior Vice President, Marketing at Central Point Software from April 1992 to July 1994. From October 1991 to April 1992, he served as Senior Vice President of the Portable Computing Group at Lotus Development Corporation and from June 1990 to October 1991, he served as Vice President of Business Development at Lotus Development Corporation. Mr. Roux is also a director of Voxware, Inc. and the Western NIS Enterprise Fund.

Mr. Ocampo, 42, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since October 1992. He was Vice President, General Counsel and Corporate Secretary from September 1990 to September 1992. He served as General Counsel, Legal Operations from July 1989 to August 1990, and as Associate General Counsel from July 1986 to June 1989.

Mr. Williams, 43, has been a Vice President of the Company since October 1990 and Corporate Controller since May 1989. Prior to joining Oracle, Mr. Williams held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm, including Partner from September 1987 to May 1989.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market System since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 3,950 stockholders of record as of May 31, 1995. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                              LOW SALE PRICE     HIGH SALE PRICE
                                                              --------------     ---------------
    Fiscal 1994:
      First Quarter.........................................      $13.25             $ 18.96
      Second Quarter........................................       15.87               22.00
      Third Quarter.........................................       18.17               25.17
      Fourth Quarter........................................       17.50               23.92
    Fiscal 1995:
      First Quarter.........................................      $22.42             $ 29.58
      Second Quarter........................................       25.75               31.00
      Third Quarter.........................................       24.67               32.13
      Fourth Quarter........................................       28.00               38.50

On January 24, 1995, the Company effected a three-for-two stock split in the form of a common stock dividend distributed February 22, 1995, to stockholders of record as of February 6, 1995. All share and per share data have been retroactively adjusted to reflect the stock split.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED MAY 31,
                               ----------------------------------------------------------------------
                                  1995           1994           1993           1992           1991
                               ----------     ----------     ----------     ----------     ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................  $2,966,878     $2,001,147     $1,502,768     $1,178,496     $1,027,949
Operating income.............  $  649,721     $  419,953     $  216,979     $  113,663     $   17,907
Net income (loss)............  $  441,518     $  283,720     $   98,256     $   61,510     $  (12,401)
Earnings (loss) per share....  $     1.00     $     0.64     $     0.22     $     0.14     $    (0.03)
Total assets.................  $2,424,517     $1,594,984     $1,184,020     $  955,572     $  857,640
Short-term debt..............  $    9,599     $    6,898     $   10,684     $   16,512     $  180,065
Long-term debt...............  $   81,721     $   82,845     $   86,380     $   95,935     $   17,991
Stockholders' equity.........  $1,211,358     $  740,553     $  528,039     $  435,034     $  344,685

Effective June 1, 1992, the Company adopted Statement of Position 91-1, "Software Revenue Recognition," which addresses the accounting for software revenues. The cumulative effect, net of tax, of the change in accounting principle was $43,470,000, and was charged against net income in fiscal 1993. Fiscal 1993 net income and earnings per share before the change in accounting principle were $141,726,000 and $0.32, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In fiscal 1995, 1994, and 1993, the Company continued to improve its operating margins over the corresponding prior year periods due to increases in revenue growth rates, coupled with lower operating expenses as a percentage of revenues. The Company's revenue growth rate was 48%, 33% and 28% in fiscal 1995, 1994, and 1993, respectively. Sales and marketing expenses continued to represent the largest category of operating expenses, though decreasing to 37% of revenues in fiscal years 1995 and 1994 from 43% in fiscal 1993. Cost of services as a percentage of total revenues increased to approximately 26% of revenues in fiscal 1995 from 25% in fiscal 1994 and 23% in fiscal 1993, due in part to the increasing proportion of services revenues to total revenues. The Company's investment in research and development decreased to 10% of revenues in fiscal 1995 from 12% of revenues in both fiscal 1994 and fiscal 1993, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues were 6%, 7%, and 8% in fiscal 1995, 1994, and 1993, respectively. Overall, operating income as a percentage of revenues increased to 22% in fiscal 1995, from 21% in fiscal 1994, and 14% in fiscal 1993.

Domestic revenues increased 54% and 44% in fiscal 1995 and 1994, respectively, while international revenues increased 44% and 27% in fiscal 1995 and 1994. International revenues were positively affected in fiscal 1995 and negatively affected in fiscal 1994, when compared to the corresponding prior year periods, due to changes in the value of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 34% in both fiscal 1995 and 1994. Revenues from international customers were approximately 58%, 60%, and 63%, of revenues in fiscal 1995, 1994, and 1993, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

Quarterly revenues reflect distinct seasonality. This seasonality, combined with uneven changes in sales and marketing expenses, created marked fluctuations in quarterly results of operations. Similar fluctuations may be expected in the future, although they will be somewhat mitigated as service revenues increase as a percentage of total revenues. See "Quarterly Results of Operations" below.

REVENUES:

                                              FISCAL YEAR            FISCAL YEAR            FISCAL YEAR
                                                 1995       CHANGE      1994       CHANGE      1993
                                              -----------   ------   -----------   ------   -----------
Licenses and Other..........................  $ 1,673,731     44%    $ 1,163,808     30%    $   895,711
Percentage of revenues......................        56.4%                  58.2%                  59.6%
Services....................................  $ 1,293,147     54%    $   837,339     38%    $   607,057
Percentage of revenues......................        43.6%                  41.8%                  40.4%
  Total revenues............................  $ 2,966,878     48%    $ 2,001,147     33%    $ 1,502,768

Licenses and Other Revenues. During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its relational DBMS operates, and as additional software tools and applications products have been introduced. During this period, there has been a continued increase in the percentage of licenses for computers utilizing the UNIX operating system and desktop operating systems. License revenues for software used on computers utilizing the UNIX operating system increased to 73% of license revenues in fiscal 1995 from 71% in fiscal 1994 and 69% in fiscal 1993. Similarly, license revenues for use on desktop computers increased from 14% in fiscal 1993 to 17% in both fiscal 1994 and 1995. License revenues from software for use on computers utilizing other proprietary operating systems, including DEC minicomputers, IBM mainframes, and other proprietary minicomputers have declined from 17% in fiscal 1993 to 12% of license revenues in fiscal 1994 and 10% in fiscal 1995.

License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues, as well as other miscellaneous revenues. Excluding the systems integration business, which continues to be phased down, license and other revenues increased 45% and 37% in fiscal 1995 and 1994, respectively. The Company believes that the strong revenue growth rate in both fiscal 1995 and fiscal 1994 is due primarily to an overall increase in market demand for database and related products, increased market acceptance of the Company's relational DBMS, and increased penetration in the financial and manufacturing applications markets.

Services Revenues. Support, consulting and education services revenues each increased in fiscal 1995 and 1994 over the corresponding prior year levels. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 53% and 35% in fiscal 1995 and 1994, respectively, reflecting the continued increase in the installed base of the Company's products under support contracts, as well as support revenues associated with the newly acquired Rdb and repository businesses of Digital Equipment Corporation. Consulting and education services likewise grew 56% and 41% in fiscal 1995 and 1994, respectively, as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                       FISCAL YEAR 1995   CHANGE   FISCAL YEAR 1994   CHANGE   FISCAL YEAR 1993
                                       ----------------   ------   ----------------   ------   ----------------
Sales and Marketing..................     $1,103,345        47%        $749,796         16%        $646,027
Percentage of revenues...............          37.2%                      37.5%                       43.0%
Cost of Services.....................     $  779,012        56%        $499,213         44%        $346,633
Percentage of revenues...............          26.3%                      24.9%                       23.1%
Research and Development(1)..........     $  260,597        32%        $197,086         35%        $146,420
Percentage of revenues...............           8.8%                       9.8%                        9.7%
General and Administrative...........     $  174,203        29%        $135,099         10%        $122,709
Percentage of revenues...............           5.9%                       6.8%                        8.2%
Provision for Settlement of
  Litigation.........................             --         --              --           *        $ 24,000
Percentage of revenues...............             --                         --                        1.6%

- ---------------
 *  Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.6%, 1.9%, and 2.0% of total revenues during fiscal 1995, 1994, and 1993, respectively.

Similar to the trend in international revenues, the Company's international expenses were negatively affected in fiscal 1995 and positively affected in fiscal 1994, when compared to the corresponding prior year periods due to changes in the value of the U.S. dollar against certain major international currencies.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to emphasize marketing its products through indirect channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in both fiscal 1995 and 1994 when compared to the corresponding prior years, primarily as a result of higher revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of services revenues, cost of services were 60% in fiscal 1995 and fiscal 1994, having increased from 57% in fiscal 1993. In fiscal 1995 and 1994, the Company's service margins decreased from fiscal 1993 in part due to a higher percentage of service revenues being comprised of consulting and education revenues, which have lower margins than the support business, as well as the effect of higher headcount levels to improve the quality and responsiveness of the Company's support offerings.

Research and Development Expenses. Research and development expenses would have been 10% of total revenues in fiscal 1995 and 12% of total revenues in both fiscal 1994 and fiscal 1993 without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 31% in fiscal 1995 versus a 33% increase in fiscal 1994. The Company capitalized approximately $48,187,000, $38,067,000, and $30,647,000, of computer software development costs in fiscal 1995, 1994, and 1993, respectively, which represented 16%, 16%, and 17%, of total expenditures for research and development during those respective periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $48,662,000, $39,318,000, and $23,043,000, in fiscal 1995,
1994, and 1993, respectively. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1996 over fiscal 1995, as a result of the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues decreased in both fiscal 1995 and 1994 as compared to their corresponding prior year periods, primarily as a result of higher revenue levels coupled with productivity gains.

Provision for Settlement of Litigation. In the third quarter of fiscal 1993, the Company entered into agreements to settle pending class action and derivative lawsuits in exchange for payments totaling $24,000,000. See Note 9 of Notes to Consolidated Financial Statements for a description of legal proceedings.

OTHER INCOME (EXPENSE):

                                       FISCAL YEAR 1995   CHANGE   FISCAL YEAR 1994   CHANGE   FISCAL YEAR 1993
                                       ----------------   ------   ----------------   ------   ----------------
Other Income (Expense)...............       $9,261         164%         $3,510         231%         $1,062
Percentage of revenues...............         0.3%                        0.2%                        0.1%

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

PROVISION FOR INCOME TAXES:

                                       FISCAL YEAR 1995   CHANGE   FISCAL YEAR 1994   CHANGE   FISCAL YEAR 1993
                                       ----------------   ------   ----------------   ------   ----------------
Provision for Income Taxes...........      $217,464         56%        $139,743         83%        $ 76,315
Percentage of revenues...............          7.3%                        7.0%                        5.1%

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

NET INCOME AND EARNINGS PER SHARE:

                                       FISCAL YEAR 1995   CHANGE   FISCAL YEAR 1994   CHANGE   FISCAL YEAR 1993
                                       ----------------   ------   ----------------   ------   ----------------
Income Before Cumulative Effect of
  Change in Accounting Principle.....      $441,518         56%        $283,720        100%        $141,726
Percentage of revenues...............         14.9%                       14.2%                        9.4%
  Net Income.........................      $441,518         56%        $283,720        189%        $ 98,256
Percentage of revenue................         14.9%                       14.2%                        6.5%
Earnings Per Share:
  Income before Cumulative Effect of
     Change in Accounting
     Principle.......................      $   1.00         56%        $   0.64        100%        $   0.32
  Net Income.........................      $   1.00         56%        $   0.64        182%        $   0.22

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

                                                             FISCAL 1995 QUARTER ENDED
                                             --------------------------------------------------------
                                             AUGUST 31     NOVEMBER 30     FEBRUARY 28       MAY 31
                                             ---------     -----------     -----------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $556,474      $ 670,280       $ 722,245      $1,017,879
Operating income............................  $ 87,543      $ 137,932       $ 154,851      $  269,395
Net income..................................  $ 61,200      $  93,866       $ 104,777      $  181,675
Earnings per share..........................  $   0.14      $    0.21       $    0.24      $     0.41
Number of common and common equivalent
  shares outstanding........................   443,247        443,433         443,025         444,691

                                                             FISCAL 1994 QUARTER ENDED
                                             --------------------------------------------------------
                                             AUGUST 31     NOVEMBER 30     FEBRUARY 28       MAY 31
                                             ---------     -----------     -----------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $398,054      $ 452,170       $ 482,790      $  668,133
Operating income............................  $ 54,755      $  91,921       $ 103,870      $  169,407
Net income..................................  $ 37,360      $  62,125       $  69,748      $  114,487
Earnings per share..........................  $   0.08      $    0.14       $    0.16      $     0.26
Number of common and common equivalent
  shares outstanding........................   444,018        443,898         443,655         442,830

LIQUIDITY AND CAPITAL RESOURCES

                                                         FISCAL YEAR ENDED MAY 31,
                                        -----------------------------------------------------------
                                          1995        CHANGE       1994        CHANGE       1993
                                        ---------     ------     ---------     ------     ---------
                                                              (IN THOUSANDS)
Working capital.......................  $ 562,045        43%     $ 393,511       35%      $ 290,964
Cash and cash investments.............  $ 585,818        26%     $ 464,758       30%      $ 389,051
Cash provided by operating
  activities..........................  $ 568,684        28%     $ 443,451       40%      $ 317,483
Cash used for investing activities....  $(495,769)       84%     $(269,888)      71%      $(158,021)
Cash used for financing activities....  $ (16,034)     (69)%     $ (51,305)     111%      $ (24,271)

Working capital increased in both fiscal 1995 and 1994 over the corresponding prior year periods, primarily due to increased cash flow from operations, which resulted in higher cash levels. The Company generated higher positive cash flows from operations in both fiscal 1995 and 1994, primarily due to improved profitability and strong cash collections.

Cash used for investing activities increased in fiscal 1995 as compared to the corresponding prior year period, in part due to the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation for $108 million in cash. During the first quarter of fiscal 1995, the Company sold land in the UK for proceeds of approximately $27 million, partially offsetting the effect of this acquisition. Cash used for investing activities increased in fiscal 1994 over fiscal 1993 due primarily to the purchase of mortgage notes on certain buildings the Company occupies. See Note 2 of Notes to Consolidated Financial Statements. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

The Company's Board of Directors has approved the repurchase of up to 18 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 2,801,250 shares of the Company's Common Stock for approximately $75,859,000 in fiscal 1995, 4,147,500 shares of the Company's Common Stock for approximately $81,157,000 in fiscal 1994, and 4,810,500 shares of the Company's Common Stock for approximately $43,626,000 in fiscal 1993. The Company used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During fiscal 1995 and 1994, the Company sold 3,835,000 put warrants that entitled the holder to sell one share of Common Stock to the Company at prices between $16.125 and $25.625. On March 24, 1995, 2,335,000 of these put warrants were canceled. Additionally, the Company purchased 2,397,000 call options that entitled the Company to buy one share of Common Stock at prices between $20.625 and $31.625. On July 6, 1995, subsequent to the end of the fiscal year, the Company sold 1,459,500 of the call options and credited the net proceeds of $17,175,000 to equity. The put and call options remaining after the sale on July 6, 1995, expire in October 1995. At no future stock price will the Company's combined repurchases of Common Stock from the put and call options exceed 1,500,000 shares at a maximum cost of $38,438,000. In the event that the Company's stock price is above $31.625, and the Company exercises all of its remaining call options, the repurchase of 937,500 shares will cost $29,648,438.

As discussed in Note 4 of Notes to Consolidated Financial Statements, in December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, a subsidiary of the Company, in the event that shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, nor any shares of the Company, subject to certain exceptions.

At May 31, 1995, the Company also had outstanding debt of $11,320,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc., including all related software products and customer support services, for $100 million in cash. The Company will account for this acquisition as a purchase transaction, and expects to record a special charge to expense in-process research and development costs as of the closing of the transaction.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and investing activities requirements at least through May 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 9, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 9, 1995. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 9, 1995 is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 9, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 9, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Public Accountants......................................   23
    Consolidated Financial Statements:
      Balance Sheets as of May 31, 1995 and 1994..................................   24
      Statements of Operations for the years ended May 31, 1995, 1994, and 1993...   25
      Statements of Stockholders' Equity for the years ended May 31, 1995, 1994,
         and 1993.................................................................   26
      Statements of Cash Flows for the years ended May 31, 1995, 1994, and 1993...   27
      Notes to Consolidated Financial Statements..................................   28

(a) 2.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this report:

                                                                                   PAGE
                                                                                   ----
II.   Valuation and Qualifying Accounts..........................................   42

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.  EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

      EXHIBIT
      NUMBER                                       EXHIBIT TITLE
      -------        --------------------------------------------------------------------------
        2.01(18)     Asset Purchase Agreement between Digital Equipment Corporation and Oracle
                     Corporation Amended and Restated effective as of September 1, 1994.
        3.01(1)      Registrant's Restated Certificate of Incorporation, as amended to March
                     11, 1987.
        3.02(4)      Certificate of Amendment of Certificate of Incorporation, dated June 30,
                     1989.
        3.03(1)      Registrant's Bylaws, as adopted October 30, 1986.
        3.04(7)      Amendment to Registrant's Bylaws, dated January 13, 1989.
        3.05(6)      Amendment to Registrant's Bylaws, dated December 3, 1990.
        3.06(6)      Certificate of Designation specifying the terms of the Series A Junior
                     Participating Preferred Stock of Registrant, filed with the Secretary of
                     State of Delaware on December 7, 1990.
        3.07(6)      Rights Agreement between Oracle Systems Corporation and the Bank of
                     America, N.T. & S.A., dated December 3, 1990.
        3.08(1)      Specimen Certificate of Registrant's Common Stock.
        3.09(15)     Certificate of Amendment of Certificate of Incorporation, dated November
                     4, 1993.
        3.10(16)     Amendment Number One to Rights Agreement dated December 3, 1990, between
                     Oracle Systems Corporation and the Bank of America, N.T. & S.A.
        3.11(16)     Rights Agreement dated August 1, 1991, between Oracle Systems Corporation and Harris Trust Company of California.

      EXHIBIT
      NUMBER                                       EXHIBIT TITLE
      -------        --------------------------------------------------------------------------
        3.12         Certificate of Amendment of Certificate of Incorporation dated January 13,
                     1995.
        4.07(11)     Note Purchase Agreement among Nippon Steel Corporation, Nippon Steel
                     U.S.A., Oracle Systems Corporation, and Oracle Corporation, dated December
                     9, 1991.
        4.08(11)     Subordinated Note by and between Oracle Corporation and Nippon Steel
                     U.S.A., dated December 9, 1991.
        4.09(11)     Guaranty made by Oracle Systems Corporation in favor of Nippon Steel
                     Corporation, Nippon Steel U.S.A., and any and all future holders of the
                     Subordinated Note by and between Oracle Corporation and Nippon Steel
                     U.S.A., dated December 9, 1991.
        4.10(11)     Preferred Strategic Relationship Agreement by and among Oracle Systems
                     Corporation, Oracle Corporation, Oracle Corporation Japan, and Nippon
                     Steel Corporation, dated December 9, 1991.
        4.11(11)     Holding Warrant Agreement by and among Oracle Systems Corporation, Oracle
                     Corporation, Oracle Japan Holding, Inc., Nippon Steel Corporation, and
                     Nippon Steel Europe B.V., dated December 9, 1991.
        4.12(11)     Common Stock Warrant Certificate of Oracle Japan Holding, Inc., dated
                     December 9, 1991.
        4.13(11)     Certificate of Designations, Preferences and Rights of Series A
                     Convertible Preferred Stock of Oracle Japan Holding, Inc., dated December
                     9, 1991.
        4.14(11)     Oracle Japan Warrant Agreement by and among Oracle Systems Corporation,
                     Oracle Corporation, Oracle Japan Holding, Inc., Nippon Steel Corporation,
                     and Nippon Steel Europe B.V., dated December 9, 1991.
        4.15(11)     Common Stock Warrant Certificate of Oracle Corporation Japan, dated
                     December 9, 1991.
        4.16(11)     Product Activities Agreement by and among Oracle Systems Corporation,
                     Oracle Corporation, and Nippon Steel Corporation, dated December 9, 1991.
        4.17(11)     Integration Agreement among Oracle Systems Corporation, Oracle
                     Corporation, Oracle Corporation Japan, Oracle Japan Holding, Inc., Nippon
                     Steel Corporation, Nippon Steel U.S.A., and Nippon Steel Europe B.V.,
                     dated December 9, 1991.
        4.18(11)     Tax Sharing and Payment Agreement by and between Oracle Systems
                     Corporation, Oracle Corporation, Oracle Japan Holding, Inc., Nippon Steel
                     Corporation, and Nippon Steel Europe B.V., dated December 9, 1991.
       10.01(2)*     Registrant's Stock Option Plan (1985), as amended to date, and related documents.
       10.02(2)*     Stock Option Agreement with Lawrence J. Ellison for the purchase of
                     480,000 shares of the Registrant's Common Stock, dated October 2, 1986.
       10.03(5)*     1990 Directors' Stock Option Plan as adopted July 30, 1990, and related documents.
       10.04(9)*     1990 Executive Officers' Stock Option Plan as adopted October 15, 1990, and related documents.
       10.05(10)*    1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.
       10.06(12)*    Oracle Systems Corporation Employee Stock Purchase Plan (1992), as adopted
                     August 24, 1992.
       10.07(13)*    1993 Directors' Stock Option Plan as adopted May 24, 1993.
       10.08(17)*    Amendment to 1993 Directors' Stock Option Plan as adopted May 31, 1994.
       10.09(4)      Lease Agreement for 500 Centrum Plaza Drive by and between Oracle
                     Corporation and Centrum V Associates dated May 10, 1989.

      EXHIBIT
      NUMBER                                       EXHIBIT TITLE
      -------        --------------------------------------------------------------------------
       10.10(4)      Lease Agreement for 400 Centrum Plaza Drive by and between Oracle
                     Corporation and Centrum V Associates dated May 10, 1989.
       10.11(5)      Lease Agreement for 300 Centrum Plaza Drive by and between Oracle
                     Corporation and Centrum V Associates dated December 11, 1989.
       10.12(5)      Lease Agreement for 100 Square by and between Oracle Corporation UK
                     Limited, Oracle Systems Corporation and Guidefront Limited dated June 8,
                     1989.
       10.13(12)*    Letter, dated July 9, 1992, from Oracle Corporation to James A.
                     Abrahamson, and amendment, dated January 6, 1993.
       10.14(14)     Loan purchase and sale agreement among Oracle Corporation and Connecticut
                     General Life Insurance Company, dated August 19, 1993, the related notes and related documents.
       10.15(15)*    1993 Oracle Corporation Deferred Compensation Plan.
       10.16*        Summary of arrangement with James A. Abrahamson.
       21.01         Subsidiaries of the Registrant.
       23.01         Consent of Arthur Andersen LLP.
        27.1         Financial Data Schedule.

- ---------------
  *  Indicates management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference to the Form 10-K filed on July 22, 1993.

(14) Incorporated by reference to the Form 10-Q filed on September 23, 1993.

(15) Incorporated by reference to the Form 10-Q filed on January 11, 1994.

(16) Incorporated by reference to the Form 8-A filed on February 28, 1994.

(17) Incorporated by reference to the Form 10-K filed on July 27, 1994.

(18) Incorporated by reference to the Form 10-Q filed on October 14, 1994.

  (B) REPORTS ON FORM 8-K

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, formerly Oracle Systems Corporation, (a Delaware corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective June 1, 1992, the Company changed its method of accounting for software revenues to comply with the provisions of Statement of Position 91-1, "Software Revenue Recognition."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
June 20, 1995

                               ORACLE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          AS OF MAY 31, 1995 AND 1994
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MAY 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................................  $  480,158     $  404,810
  Short-term cash investments.......................................     105,660         59,948
  Trade receivables, net of allowance for doubtful accounts of
     $67,728 in 1995 and $39,777 in 1994............................     764,734        455,884
  Other receivables.................................................      81,608         59,785
  Prepaid and refundable income taxes...............................     135,491         53,765
  Prepaid expenses and supplies.....................................      49,543         41,420
                                                                      ----------     ----------
          Total current assets......................................   1,617,194      1,075,612
PROPERTY, net.......................................................     535,034        378,483
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
  of $70,515 in 1995 and $107,087 in 1994...........................      99,855        100,329
OTHER ASSETS........................................................     172,434         40,560
                                                                      ----------     ----------
          Total assets..............................................  $2,424,517     $1,594,984
                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks............................................  $    6,221     $      551
  Current maturities of long-term debt..............................       3,378          6,347
  Accounts payable..................................................     124,773         95,799
  Income taxes......................................................     134,121         62,591
  Accrued compensation and related benefits.........................     211,643        136,488
  Customer advances and unearned revenues...........................     316,273        227,118
  Value added tax and sales tax payable.............................      67,449         44,781
  Other accrued liabilities.........................................     191,291        108,426
                                                                      ----------     ----------
          Total current liabilities.................................   1,055,149        682,101
LONG-TERM DEBT......................................................      81,721         82,845
OTHER LONG-TERM LIABILITIES.........................................      10,361         12,139
DEFERRED INCOME TAXES...............................................      27,490         38,916
PUT WARRANTS........................................................      38,438         38,430
COMMITMENTS (Note 5)................................................          --             --
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value -- authorized, 1,000,000 shares;
     outstanding: none..............................................          --             --
  Common stock, $.01 par value, and additional paid in
     capital -- authorized, 800,000,000 shares; outstanding:
     433,357,088 shares in 1995 and 429,541,175 shares in 1994......     338,986        254,500
  Retained earnings.................................................     854,138        488,595
  Accumulated foreign currency translation adjustments..............      18,234         (2,542)
                                                                      ----------     ----------
          Total stockholders' equity................................   1,211,358        740,553
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $2,424,517     $1,594,984
                                                                      ==========     ==========

See notes to consolidated financial statements.

                              ORACLE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MAY 31, 1995, 1994, AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MAY 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
REVENUES:
  Licenses and other...................................  $1,673,731     $1,163,808     $  895,711
  Services.............................................   1,293,147        837,339        607,057
                                                         ----------     ----------     ----------
     Total revenues....................................   2,966,878      2,001,147      1,502,768
                                                         ----------     ----------     ----------
OPERATING EXPENSES:
  Sales and marketing..................................   1,103,345        749,796        646,027
  Cost of services.....................................     779,012        499,213        346,633
  Research and development.............................     260,597        197,086        146,420
  General and administrative...........................     174,203        135,099        122,709
  Provision for settlement of litigation...............          --             --         24,000
                                                         ----------     ----------     ----------
     Total operating expenses..........................   2,317,157      1,581,194      1,285,789
                                                         ----------     ----------     ----------
OPERATING INCOME.......................................     649,721        419,953        216,979
                                                         ----------     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income......................................      21,095         17,943         13,801
  Interest expense.....................................      (6,970)        (6,871)        (8,961)
  Other................................................      (4,864)        (7,562)        (3,778)
                                                         ----------     ----------     ----------
     Total other income (expense)......................       9,261          3,510          1,062
                                                         ----------     ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.............     658,982        423,463        218,041
  Provision for income taxes...........................     217,464        139,743         76,315
                                                         ----------     ----------     ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE............................................     441,518        283,720        141,726
  Cumulative effect on prior years of change in
     software revenue recognition method, net of
     related income tax effect (See Note 1)............          --             --        (43,470)
                                                         ----------     ----------     ----------
NET INCOME.............................................  $  441,518     $  283,720     $   98,256
                                                         ==========     ==========     ==========
EARNINGS PER SHARE:
  Income before cumulative effect of change in
     accounting principle..............................  $     1.00     $     0.64     $     0.32
  Cumulative effect of change in accounting
     principle.........................................          --             --          (0.10)
                                                         ----------     ----------     ----------
  Net income...........................................  $     1.00     $     0.64     $     0.22
                                                         ==========     ==========     ==========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING........     443,599        443,601        439,428
                                                         ==========     ==========     ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1995, 1994, AND 1993
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK AND
                                    ADDITIONAL PAID-IN                     ACCUMULATED
                                         CAPITAL                             FOREIGN
                                 ------------------------                   CURRENCY
                                   NUMBER                     RETAINED     TRANSLATION
                                  OF SHARES       AMOUNT      EARNINGS     ADJUSTMENTS       TOTAL
                                 -----------     --------     --------     -----------     ----------
BALANCES, May 31, 1992.........  419,689,740     $163,930     $265,812       $ 5,292       $  435,034
Common stock issued under stock
  option plans, net............    7,279,893       11,032           --            --           11,032
Common stock issued under stock
  purchase plan................    4,524,564       20,666           --            --           20,666
Repurchase of common stock.....   (4,810,500)      (1,987)     (41,639)           --          (43,626)
Tax benefits from stock
  plans........................           --        9,272           --            --            9,272
Foreign currency translation
  adjustments .................           --           --           --        (2,595)          (2,595)
Net income.....................           --           --       98,256            --           98,256
                                 ------------    --------     --------       -------       ----------
BALANCES, May 31, 1993.........  426,683,697      202,913      322,429         2,697          528,039
Common stock issued under stock
  option plans, net............    4,898,042       10,868           --            --           10,868
Common stock issued under stock
  purchase plan................    2,106,936       27,844           --            --           27,844
Reclassification of put warrant
  obligations..................           --       (1,381)     (37,049)           --          (38,430)
Repurchase of common stock.....   (4,147,500)      (2,078)     (79,079)           --          (81,157)
Effect of common stock
  dividend.....................           --        1,426       (1,426)           --               --
Tax benefits from stock
  plans........................           --       14,908           --            --           14,908
Foreign currency translation
  adjustments..................           --           --           --        (5,239)          (5,239)
Net income ....................           --           --      283,720            --          283,720
                                 ------------    --------     --------       -------       ----------
BALANCES, May 31, 1994.........  429,541,175      254,500      488,595        (2,542)         740,553
Common stock issued under stock
  option plans, net............    4,672,918       19,679           --            --           19,679
Common stock issued under stock
  purchase plan................    1,944,245       40,968           --            --           40,968
Reclassification of put warrant
  obligations..................           --          328         (336)           --               (8)
Repurchase of common stock.....   (2,801,250)      (2,187)     (73,672)           --          (75,859)
Effect of common stock
  dividend.....................           --        1,967       (1,967)           --               --
Tax benefits from stock
  plans........................           --       23,731           --            --           23,731
Foreign currency translation
  adjustments .................           --           --           --        20,776           20,776
Net income.....................           --           --      441,518            --          441,518
                                 ------------    --------     --------       -------       ----------
BALANCES, May 31, 1995.........  433,357,088     $338,986     $854,138       $18,234       $1,211,358
                                 ============    ========     ========       =======       ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                                                   YEAR ENDED MAY 31,
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 441,518     $ 283,720     $  98,256
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of change in accounting
       principle........................................         --            --        43,470
     Depreciation and amortization......................    147,772       104,563        79,204
     Provision for doubtful accounts....................     53,784        33,830        26,059
     Provision for settlement of litigation.............         --            --        24,000
     Increase in trade receivables......................   (347,311)     (147,502)      (39,186)
     (Increase) decrease in prepaid and refundable
       income taxes.....................................    (80,183)       (4,608)       11,553
     (Increase) decrease in prepaid expenses and
       supplies.........................................     (5,464)      (11,887)        8,652
     Increase in accounts payable.......................     24,113        23,465        11,339
     Increase in income taxes...........................     90,713        30,334        18,539
     Increase in other accrued liabilities..............    181,638        65,632        37,145
     Increase (decrease) in customer advances and
       unearned revenues................................     77,223        35,049        (3,460)
     Increase (decrease) in deferred income taxes.......    (13,341)       28,752           401
     Increase (decrease) in other non-current
       liabilities......................................     (1,778)        2,103         1,511
                                                          ---------     ---------     ---------
  Net cash provided by operating activities.............    568,684       443,451       317,483
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term cash investments...........   (176,536)           --            --
     Proceeds from maturities of short-term cash
       investments......................................    130,824            --            --
     (Increase) decrease in cash investments............         --        44,543       (81,273)
     Capital expenditures...............................   (262,046)     (250,650)      (41,313)
     Capitalization of computer software development
       costs............................................    (48,187)      (38,067)      (30,647)
     Increase in other assets...........................   (139,824)      (25,714)       (4,788)
                                                          ---------     ---------     ---------
  Net cash used for investing activities................   (495,769)     (269,888)     (158,021)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under notes payable and
       long-term debt...................................      5,346          (987)       (1,518)
     Payments of capital leases.........................     (6,168)       (7,873)      (10,825)
     Proceeds from common stock issued..................     60,647        38,712        31,698
     Repurchase of common stock.........................    (75,859)      (81,157)      (43,626)
                                                          ---------     ---------     ---------
  Net cash used for financing activities................    (16,034)      (51,305)      (24,271)
                                                          ---------     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................     18,467        (2,008)       (3,914)
                                                          ---------     ---------     ---------
  Net increase in cash and cash equivalents.............     75,348       120,250       131,277

CASH AND CASH EQUIVALENTS:
     Beginning of year..................................    404,810       284,560       153,283
                                                          ---------     ---------     ---------
     End of year........................................  $ 480,158     $ 404,810     $ 284,560
                                                          =========     =========     =========

See notes to consolidated financial statements.

                               ORACLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Organization

Oracle Corporation designs, develops, markets, and supports computer software products with a wide variety of uses, including database management and network products, applications development productivity tools, and end user applications. The Company also offers consulting, education, support and systems integration services in support of its customers' use of its software products.

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

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments, including the use of forward foreign exchange contracts. At May 31, 1995, the Company had approximately $101,278,000 of forward foreign exchange contracts outstanding used to hedge intercompany accounts of certain of its international subsidiaries, and $82,867,000 of equity hedges outstanding used to hedge the net assets of certain of its international subsidiaries. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Net foreign exchange transaction losses and expenses were $3,732,000, $6,589,000, and $826,000 in fiscal 1995, 1994, and 1993, respectively, and are included in other income and expense. Net losses on equity hedges were $10,213,000 and $2,239,000 in fiscal 1995 and 1994, respectively, and net gains on equity hedges were $2,875,000 in fiscal 1993. These net gains and losses on equity hedges were recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

As of May 31, 1995, the fair value (and carrying amount) of these foreign forward exchange contracts were as follows:

                                                            CONTRACT
                                                             AMOUNT         FAIR VALUE
                                                          ------------     ------------
        Intercompany Account Hedges.....................  $101,278,000     $101,300,000
        Equity Hedges...................................  $ 82,867,000     $ 75,514,000

At May 31, 1995, maturities of the Company's forward foreign exchange and equity hedge contracts were six months or less in term.

 Statements of Cash Flows

The Company paid income taxes in the amount of $223,725,000, $69,267,000, and $32,130,000, and interest expense of $6,087,000, $6,887,000, and $9,161,000 during the fiscal years ended 1995, 1994, and 1993, respectively. In fiscal 1995, 1994, and 1993, the Company received income tax refunds in the amount of

                               ORACLE CORPORATION

$809,000, $467,000 and $2,378,000, respectively. The Company purchased equipment under capital leases in the amount of $1,438,000, $1,702,000, and $1,102,000 in fiscal 1995, 1994, and 1993, respectively.

Substantially all of the Company's cash and cash equivalents at May 31, 1995 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds, and tax-free municipal securities with original maturities or puts of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Short-term cash investments at May 31, 1995 consisted of tax-exempt municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or puts of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

 Statement of Financial Accounting Standards No. 115

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of this statement on a prospective basis in the first quarter of fiscal year 1995, and the effect on its financial statements was not significant. In accordance with SFAS No. 115, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity, and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements.

At May 31, 1995, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                                      AMORTIZED     AGGREGATE        UNREALIZED
                                                        COST        FAIR VALUE     GAINS/(LOSSES)
                                                      ---------     ----------     --------------
                                                                    (IN THOUSANDS)
    Debt securities issued by the U.S. Treasury and
      other U.S. government corporations and
      agencies......................................  $   9,884      $   9,950          $ 66
    Debt securities issued by states of the United
      States and political subdivisions of the
      states........................................     37,338         37,254           (84)
    Corporate debt securities.......................     58,438         58,804           366
                                                       --------       --------          ----
              Total short-term cash investments.....  $ 105,660      $ 106,008          $348
                                                       ========       ========          ====

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

                               ORACLE CORPORATION

In fiscal 1995 and 1994, the Company purchased approximately $1 million and $2 million, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, President and Chief Executive Officer of the Company, for use for a variety of internal development and production purposes.

 Software Development Costs

The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $48,187,000, $38,067,000, and $30,647,000 in fiscal 1995, 1994, and 1993, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). Amortization amounted to $48,662,000, $39,318,000, and $23,043,000 for the
fiscal years ended May 31, 1995, 1994, and 1993, respectively, and is included in sales and marketing expenses.

 Long Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at May 31, 1995.

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

                               ORACLE CORPORATION

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

 Income Taxes

Effective June 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this statement, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The cumulative effect of adopting SFAS 109 as of June 1, 1992 was not material.

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

 Earnings Per Share

On January 24, 1995, the Company effected a three-for-two stock split in the form of a common stock dividend distributed February 22, 1995 to stockholders of record as of February 6, 1995. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method, and represent incremental shares issuable upon the exercise of outstanding stock options.

 Acquisition

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services, for $108 million in cash. Intangible assets, with an assigned value of approximately $107 million, have been included in Other Assets in the accompanying consolidated balance sheet. These intangible assets, which relate to the value assigned to the Rdb database and repository businesses installed base, as well as the related technologies, are being amortized over a seven year period. Amortization expense of approximately $8 million was charged to cost of services in the accompanying consolidated statement of operations in fiscal 1995.

                               ORACLE CORPORATION

2.  PROPERTY

Property consists of:

                                                             YEAR ENDED MAY 31,
                                                           -----------------------
                                                             1995          1994
                                                           ---------     ---------
                                                               (IN THOUSANDS)
            Computer equipment...........................  $ 372,013     $ 235,237
            Furniture and fixtures.......................    133,817        85,772
            Automobiles..................................      5,636         8,202
            Buildings and improvements...................    270,027       191,048
            Land.........................................     76,952        93,757
                                                           ---------     ---------
                      Total..............................    858,445       614,016
            Accumulated depreciation and amortization....   (323,411)     (235,533)
                                                           ---------     ---------
                      Property, net......................  $ 535,034     $ 378,483
                                                           =========     =========

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

During fiscal 1994, the Company purchased $85.1 million in mortgage notes. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4 million. The Company has the right to leave the partnership in 1996 and take full title to both buildings without making further capital contributions. As a result of the note purchases and capital contribution, the Company has capitalized the two building leases, and the $89.1 million in payments have been classified as buildings and improvements.

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

Leased equipment under capital leases included in property at May 31, 1995 and 1994 was $38,837,000 and $43,581,000, respectively. Accumulated amortization of leased equipment at such dates was $31,256,000 and $32,898,000, respectively.

                               ORACLE CORPORATION

As of May 31, 1995, future minimum annual lease payments under capital leases together with their present value were:

                              YEAR ENDED MAY 31,                     (IN THOUSANDS)
            -------------------------------------------------------
            1996...................................................      $3,684
            1997...................................................       1,309
            1998...................................................         388
            1999...................................................          27
                                                                         ------
                      Total minimum lease payments.................       5,408
            Amounts representing interest..........................        (453)
                                                                         ------
                      Present value of minimum lease payments......      $4,955
                                                                         ======

3.  NOTES PAYABLE

At May 31, 1995 and 1994, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $6,221,000 and $551,000, respectively. Interest on the borrowings outstanding at May 31, 1995 ranged from 4% to 19%.

4.  LONG-TERM DEBT

Long-term debt consists of:

                                                                   YEAR ENDED
                                                                     MAY 31,
                                                               -------------------
                                                                1995        1994
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Subordinated debt................................  $80,000     $80,000
            Other............................................      144         144
            Capital lease obligations (See Note 2)...........    4,955       9,048
                                                               -------     -------
                      Total..................................   85,099      89,192
            Current maturities...............................   (3,378)     (6,347)
                                                               -------     -------
            Long-term debt...................................  $81,721     $82,845
                                                               =======     =======

In December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement and is restricted from making dividend payments if these covenants are not met. As of May 31, 1995, the Company was in compliance with these covenants. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, a subsidiary of the Company, in the event that shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, nor any shares of the Company, subject to certain exceptions.

                               ORACLE CORPORATION

As of May 31, 1995, maturities of long-term debt (excluding capital lease obligations -- see Note 2) are:

                              YEAR ENDED MAY 31,                         (IN THOUSANDS)
        ---------------------------------------------------------------
        1996...........................................................      $    31
        1997...........................................................           34
        1998...........................................................           38
        1999...........................................................       80,041
                                                                             -------
             Total.....................................................      $80,144
                                                                             =======

5.  COMMITMENTS

Facilities and certain furniture and equipment are leased under operating leases. The Company has pledged land, having an original cost of approximately $16,000,000, as security for the mortgage loans covering one of the buildings at the Company's headquarters site.

As of May 31, 1995, future minimum annual lease payments (excluding the lease payments related to capitalized facilities discussed in Note 2) are as follows:

                              YEAR ENDED MAY 31,                         (IN THOUSANDS)
        ---------------------------------------------------------------
        1996...........................................................     $  94,222
        1997...........................................................        74,474
        1998...........................................................        56,807
        1999...........................................................        44,819
        2000...........................................................        35,617
        Thereafter.....................................................        72,154
                                                                             --------
             Total.....................................................     $ 378,093
                                                                             ========

Rent expense was $132,647,000, $105,041,000, and $104,796,000, for fiscal years
1995, 1994, and 1993, respectively. Rent expense in fiscal 1995, 1994, and 1993 is net of sublease income of approximately $2,076,000, $2,366,000, and $2,693,000, respectively.

6.  STOCKHOLDERS' EQUITY

 Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1995, options to purchase 3,525,533 shares were outstanding, of which 3,511,283 shares were vested. As of May 31, 1995, there were no options for shares of Common Stock available for future grant under this plan.

                               ORACLE CORPORATION

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 6,420,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1995, options to purchase 1,898,850 shares of Common Stock were outstanding, of which 856,050 shares were vested. Options for 1,444,193 shares were available for future grant under these plans at May 31, 1995.

In fiscal 1992, the Company adopted the Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 15,000,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. An additional 12,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994. As of May 31, 1995, options to purchase 19,092,138 shares of Common Stock were outstanding, of which 6,129,712 shares were vested. Options for 4,917,291 shares were available for future grant under the plan at May 31, 1995. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 1,500,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. The plan provides for initial stock option grants of 15,000 shares to each individual who was an outside director on May 24, 1993. In addition, the Chairman of the Executive Committee of the Company's Board of Directors was automatically granted options to purchase 120,000 shares of the Company's Common Stock. Each individual who becomes an outside director after May 24, 1993 shall automatically be granted options to purchase 37,500 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year beginning on May 31, 1994, each outside director will be granted options to purchase 11,250 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, each outside director who has served as a Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 26,250 shares of Common Stock on May 31 of each year beginning on May 31, 1994, provided that the outside director has served as a Chairman of any such committee for at least one year. As of May 31, 1995, options to purchase 350,000 shares of common stock were outstanding, of which 85,626 were vested. Options for 1,128,750 shares were available for future grant under this plan at May 31, 1995.

The Company, at its discretion, may accelerate the exercisability of an option. In such cases, the Company has the right to repurchase shares issued upon the exercise of options that were not exercisable under the original schedule at the exercise price paid by the stockholder should the stockholder leave the Company prior to the scheduled vesting date. As of May 31, 1995, there were no shares of outstanding Common Stock subject to such repurchase rights.

                               ORACLE CORPORATION

The following table summarizes stock option plan activity:

                                                         SHARES UNDER
                                                            OPTION         OPTION PRICES
                                                         ------------     ---------------
        Balance, May 31, 1992..........................   26,933,727      $ 0.05 - $ 8.21
          Granted......................................    7,684,950        3.04 -  14.55
          Exercised....................................   (7,246,350)       0.05 -   8.21
          Canceled.....................................   (1,613,349)       0.16 -  11.58
                                                         -----------
        Balance, May 31, 1993..........................   25,758,978      $ 0.10 - $14.55
          Granted......................................    7,004,400       13.71 -  24.08
          Exercised....................................   (4,898,042)       0.10 -  13.13
          Canceled.....................................   (2,859,727)       0.16 -  22.92
                                                         -----------
        Balance, May 31, 1994..........................   25,005,609      $ 0.16 - $24.08
          Granted......................................    5,583,350       23.04 -  37.00
          Exercised....................................   (4,245,418)      23.25 -  37.00
          Canceled.....................................   (1,477,020)       1.92 -  32.00
                                                         -----------
        Balance, May 31, 1995..........................   24,866,521      $ 0.16 - $37.00
                                                         ===========

 Non-Plan Options

In addition to the above option plans, non-qualified stock options to purchase 52,500 common shares were outstanding and vested as of May 31, 1995 at an exercise price of $0.65.

As of May 31, 1995, the Company had reserved 32,409,255 shares of Common Stock for the exercise of options.

 Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan"), and reserved 24,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 750,000 shares of Common Stock for the purpose of ensuring that sufficient shares remained available for a full allocation of shares to all participants in the offering period ended September 30, 1992. The 1987 Purchase Plan was terminated on September 30, 1992, and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "1992 Purchase Plan"), and reserved 6,000,000 shares of Common Stock for issuance thereunder. An additional 6,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1995, 5,887,008 shares had been issued and 6,388,527 shares are reserved for future issuances under this plan.

 Shareholder Rights Plan

On December 3, 1990, the Board adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one-third Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board also authorized the issuance of Rights for each share of Common Stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company.

                               ORACLE CORPORATION

The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 20% of the Company's Common Stock or (ii) ten business days (or such later date as may be determined by the Board) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of the Company's outstanding Common Stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date"). The Rights are initially exercisable for one-three thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $83.33 per one-three thousandth share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 20% of the Company's Common Stock, then holders of Rights (other than the 20% holder) will be entitled to receive upon exercise of the Right, Common Stock of the Company (or in the case of acquisition of the Company, Common Stock of the acquiror) having a market value of two times the exercise price of the Right.

The Company is entitled to redeem the Rights, for $.00033 per Right, at the discretion of the Board of Directors, until certain specified times. The rights are not exercisable until the Company's period for redemption has passed. The Company may also require the exchange of rights, at a rate of one share of Common Stock, or one-three thousandth share of Series A Junior Participating Preferred Stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

 Put Warrants

During fiscal 1995 and 1994, the Company sold 3,835,000 put warrants that entitle the holder to sell one share of Common Stock to the Company at prices between $16.125 and $25.625. On March 24, 1995, 2,335,000 of these put warrants were canceled. Additionally, the Company purchased 2,397,000 call options that entitle the Company to buy one share of Common Stock at prices between $20.625 and $31.625. At no future stock price will the Company's combined repurchases of Common Stock from the put and call options exceed 1,500,000 shares at a maximum cost of $38,438,000.

7.  INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes and before cumulative effect of change in accounting principle:

                                                             YEAR ENDED MAY 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
                                                               (IN THOUSANDS)
        Domestic...................................  $526,815     $306,426     $135,029
        Foreign....................................   132,167      117,037       83,012
                                                     --------     --------     --------
          Total....................................  $658,982     $423,463     $218,041
                                                     ========     ========     ========

                               ORACLE CORPORATION

The provision for income taxes, excluding the tax effect of the cumulative effect of change in accounting principle in fiscal 1993, consists of the following:

                                                             YEAR ENDED MAY 31,
                                                     ----------------------------------
                                                       1995          1994        1993
                                                     ---------     --------     -------
                                                               (IN THOUSANDS)
        Current Payable:
          Federal..................................  $ 189,012     $ 50,282     $27,420
          State....................................     31,831       11,423       3,915
          Foreign..................................    108,695       50,620      43,142
                                                     ---------     --------     -------
             Total current.........................    329,538      112,325      74,477
                                                     ---------     --------     -------
        Deferred Payable (Prepaid):
          Federal..................................    (63,398)      30,971         525
          State....................................     (4,282)          97       1,673
          Foreign..................................    (44,394)      (3,650)       (360)
                                                     ---------     --------     -------
             Total deferred........................   (112,074)      27,418       1,838
                                                     ---------     --------     -------
          Total....................................  $ 217,464     $139,743     $76,315
                                                     =========     ========     =======

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes and before the cumulative effect of change in accounting principle as follows:

                                                             YEAR ENDED MAY 31,
                                                      ---------------------------------
                                                        1995         1994        1993
                                                      --------     --------     -------
                                                               (IN THOUSANDS)
        Tax provision at statutory rate.............  $230,643     $148,212     $74,134
        Tax credits.................................    (4,600)      (5,219)     (5,365)
        Tax benefit of exempt FSC income............   (16,368)     (12,666)     (9,533)
        State tax, net of federal benefit...........    17,308        7,488       3,688
        Foreign taxes provided at rates other than
          the U.S. statutory rate...................    (8,575)         284      (7,538)
        Foreign losses not tax benefited............     4,104        1,347       4,788
        Other.......................................    (5,048)         297      16,141
                                                      --------     --------     -------
        Provision for income taxes..................  $217,464     $139,743     $76,315
                                                      ========     ========     =======

                               ORACLE CORPORATION

The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                                 YEAR ENDED MAY 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Deferred Tax Liabilities:
      Capitalized software development costs...........  $(33,681)    $(28,170)    $(30,026)
      State taxes......................................   (10,351)      (6,364)      (2,917)
      Depreciation and amortization....................        --           --       (2,490)
      Other tax liabilities............................   (17,099)     (19,042)     (22,952)
                                                         --------     --------     --------
         Total deferred tax liabilities................   (61,131)     (53,576)     (58,385)
    Deferred Tax Assets:
      Reserves and accruals............................    45,990       31,302       28,618
      Tax credit carry forwards........................        --           --       30,601
      Differences in timing of revenue recognition.....    47,698       24,651       34,148
      Foreign earnings deemed repatriated..............    22,938       11,169        3,052
      Net operating loss carryovers....................    19,516        6,119       10,347
      Depreciation and amortization....................     6,294          526           --
      Other tax assets.................................    30,939       10,537           --
                                                         --------     --------     --------
         Total deferred tax assets.....................   173,375       84,304      106,766
      Valuation allowance..............................    (4,243)     (15,879)      (7,447)
                                                         --------     --------     --------
         Net...........................................  $108,001     $ 14,849     $ 40,934
                                                         --------     --------     --------
    Recorded as:
      Prepaid and refundable income taxes..............  $135,491     $ 53,765     $ 49,157
      Deferred income taxes............................   (27,490)     (38,916)      (8,223)
                                                         --------     --------     --------
                                                         $108,001     $ 14,849     $ 40,934
                                                         ========     ========     ========

The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. As of May 31, 1995, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $14,332,000. At May 31, 1995, the unrecognized deferred tax liability for these earnings is approximately $3,583,000.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1995, totaling approximately $56,130,000, which may be used to offset future taxable income. The carryforwards expire at various dates; $19,309,000 in 1996, $1,732,000 in 1998, $13,672,000 in 2000, $2,636,000 in
2002, and the remaining balance has no expiration. As of May 31, 1995, the Company has recorded a gross deferred tax asset related to the loss carryforwards of $19,516,000, and a related valuation allowance of $4,243,000. At May 31, 1994 and 1993, the deferred assets were $6,119,000 and $10,347,000, respectively, and the related valuation allowance attributed to loss carryforwards were $1,119,000 and $7,447,000, respectively.

As of May 31, 1993, the Company had, for tax purposes, tax credit carryforwards totaling $30,601,000. At May 31, 1995 and 1994 there were no credit carryforwards.

                               ORACLE CORPORATION

8.  SEGMENT INFORMATION

The Company operates in one industry segment: the development and marketing of computer software and related services. The Company's products are marketed internationally through the Company's subsidiaries, with the principal subsidiaries located in continental Europe, the United Kingdom, Canada, Australia, Asia, the Middle East and Latin America, and through distributors. Intercompany revenues are generally based on a sublicense fee, representing a percentage of license and support revenues generated by non-U.S. operations from their unaffiliated customers.

The following table presents a summary of operations by geographic region:

                                                                YEAR ENDED MAY 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Revenues from Unaffiliated Customers:
      Domestic operations..........................  $1,252,732     $  814,920     $  574,853
                                                     ----------     ----------     ----------
      International operations:
         European operations.......................   1,125,259        800,373        676,021
         Other international operations............     588,887        385,854        251,894
                                                     ----------     ----------     ----------
           Total international operations..........   1,714,146      1,186,227        927,915
                                                     ----------     ----------     ----------
         Consolidated..............................  $2,966,878     $2,001,147     $1,502,768
                                                     ==========     ==========     ==========
    Intercompany revenues:
      Domestic operations..........................  $  365,807     $  255,132     $  183,714
                                                     ==========     ==========     ==========
    Operating Income:
      Domestic operations..........................  $  523,115     $  309,362     $  142,238
      European operations..........................      72,527         76,053         58,687
      Other international operations...............      54,079         34,538         16,054
                                                     ----------     ----------     ----------
         Consolidated..............................  $  649,721     $  419,953     $  216,979
                                                     ==========     ==========     ==========
    Identifiable Assets:
      Domestic operations..........................  $1,451,720     $  893,563     $  695,325
      European operations..........................     655,324        514,459        359,043
      Other international operations...............     317,473        186,962        129,652
                                                     ----------     ----------     ----------
         Consolidated..............................  $2,424,517     $1,594,984     $1,184,020
                                                     ==========     ==========     ==========

Domestic revenues from unaffiliated customers include certain export sales. The following table presents a summary of total revenues generated by geographic region after adjustments to include such export sales based on the location of the customer:

                                                                YEAR ENDED MAY 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    Domestic revenues..............................  $1,234,339     $  799,654     $  553,480
    European revenues..............................   1,125,550        803,703        686,569
    Other international revenues...................     606,989        397,790        262,719
                                                     ----------     ----------     ----------
      Total revenues...............................  $2,966,878     $2,001,147     $1,502,768
                                                     ==========     ==========     ==========

                               ORACLE CORPORATION

9. LITIGATION

Certain class action and derivative lawsuits were filed against the Company and certain present and former officers and directors in 1990. In February 1993, the suits were settled for an aggregate amount of approximately $24 million. In July 1994, the United States District Court, Northern District of California, dismissed the class and derivative actions and entered final judgment in both actions.

The Company is also subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

                                                                     SCHEDULE II

                               ORACLE CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT        ADDITIONS                                          BALANCE
                           BEGINNING         CHARGED                         TRANSLATION       AT END
      CLASSIFICATION       OF PERIOD      TO OPERATIONS      WRITEOFFS       ADJUSTMENTS      OF PERIOD
- ------------------------  -----------     -------------     ------------     -----------     -----------
Allowance for Doubtful
  Accounts
   Year Ended:
     May 31, 1993.......  $45,282,000      $ 26,059,000     $(36,161,000)    $  (546,000)    $34,634,000
                          ===========       ===========     ============      ==========     ===========
     May 31, 1994.......  $34,634,000      $ 33,830,000     $(28,400,000)    $  (287,000)    $39,777,000
                          ===========       ===========     ============      ==========     ===========
     May 31, 1995.......  $39,777,000      $ 53,784,000     $(28,011,000)    $ 2,178,000     $67,728,000
                          ===========       ===========     ============      ==========     ===========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 1995.

                                          ORACLE CORPORATION

                                          By:         Lawrence J. Ellison

                                            ------------------------------------
                                               Lawrence J. Ellison, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   NAME                                  TITLE                       DATE
- ------------------------------------------  -------------------------------    ----------------
           Lawrence J. Ellison                President, Chief Executive        August 25, 1995
- ------------------------------------------    Officer and Chairman of the
           Lawrence J. Ellison                    Board of Directors

            Jeffrey O. Henley               Executive Vice President, Chief     August 25, 1995
- ------------------------------------------  Financial Officer and Director
            Jeffrey O. Henley

             Raymond J. Lane                   Executive Vice President,        August 25, 1995
- ------------------------------------------      President of Worldwide
             Raymond J. Lane                    Operations and Director

            Thomas A. Williams               Vice President and Corporate       August 25, 1995
- ------------------------------------------            Controller
            Thomas A. Williams

           James A. Abrahamson                         Director                 August 25, 1995
- ------------------------------------------
           James A. Abrahamson

            Michael J. Boskin                          Director                 August 25, 1995
- ------------------------------------------
            Michael J. Boskin

                Jack Kemp                              Director                 August 25, 1995
- ------------------------------------------
                Jack Kemp

             Donald L. Lucas                           Director                 August 25, 1995
- ------------------------------------------
             Donald L. Lucas

             Delbert W. Yocam                          Director                 August 25, 1995
- ------------------------------------------
             Delbert W. Yocam

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #                                EXHIBIT TITLES                                  PAGE
- ---------   -------------------------------------------------------------------------    ----
   3.12     Certificate of Amendment of Certificate of Incorporation.................      45
  10.16     Summary of Arrangement with James A. Abrahamson..........................      46
  21.01     Subsidiaries of the Registrant...........................................      47
  23.01     Consent of Arthur Andersen LLP...........................................      49
   27.1     Financial Data Schedule..................................................      50