Form 10-Q
period 1995-08-31
ORACLE CORP /DE/
filed 1995-09-29
CIK 777676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1995

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
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                              500 ORACLE PARKWAY,
                         REDWOOD CITY, CALIFORNIA 94065
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS, INCLUDING ZIP CODE)

                                 (415) 506-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO    .

Number of shares of registrant's common stock outstanding as of August 31, 1995: 434,614,210.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets at August 31, 1995 and May 31, 1995...    3
            Condensed Consolidated Statements of Operations for the three months ended
            August 31, 1995 and 1994....................................................    4
            Condensed Consolidated Statements of Cash Flows for the three months ended
            August 31, 1995 and 1994....................................................    5
            Notes to Condensed Consolidated Financial Statements........................    6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    7
PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K............................................   10
            Signatures..................................................................   11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ORACLE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      AUGUST 31,      MAY 31,
                                                                         1995           1995
                                                                      ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents.........................................  $  475,586     $  480,158
  Short-term cash investments.......................................     101,714        105,660
  Trade receivables, net of allowance for doubtful accounts of
     $64,849 and $67,728, respectively..............................     611,063        764,734
  Prepaid and refundable income taxes...............................     122,251        135,491
  Other current assets..............................................     123,250        131,151
                                                                      ----------     ----------
          Total current assets......................................   1,433,864      1,617,194
                                                                      ----------     ----------
LONG-TERM CASH INVESTMENTS..........................................      10,414             --
PROPERTY, net.......................................................     557,373        535,034
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
  of $83,324 and $70,515, respectively..............................      99,509         99,855
OTHER ASSETS........................................................     248,248        172,434
                                                                      ----------     ----------
          Total assets..............................................  $2,349,408     $2,424,517
                                                                       =========      =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks............................................  $    7,782     $    6,221
  Current maturities of long-term debt..............................       2,603          3,378
  Accounts payable..................................................     113,786        124,773
  Income taxes......................................................      65,262        134,121
  Accrued compensation and related benefits.........................     121,177        211,643
  Customer advances and unearned revenues...........................     326,669        316,273
  Value added tax and sales tax payable.............................      34,940         67,449
  Other accrued liabilities.........................................     202,854        191,291
                                                                      ----------     ----------
          Total current liabilities.................................     875,073      1,055,149
                                                                      ----------     ----------
LONG-TERM DEBT......................................................      81,347         81,721
OTHER LONG-TERM LIABILITIES.........................................      10,335         10,361
DEFERRED INCOME TAXES...............................................      38,313         27,490
PUT WARRANTS........................................................      38,438         38,438
STOCKHOLDERS' EQUITY................................................   1,305,902      1,211,358
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $2,349,408     $2,424,517
                                                                       =========      =========

           See notes to condensed consolidated financial statements.

                               ORACLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                              AUGUST 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
REVENUES:
  Licenses and other...................................................  $365,720     $295,229
  Services.............................................................   406,083      261,245
                                                                         --------     --------
          Total revenues...............................................   771,803      556,474
                                                                         --------     --------
OPERATING EXPENSES:
  Sales and marketing..................................................   279,023      217,922
  Cost of services.....................................................   231,509      156,523
  Research and development.............................................    84,441       55,157
  General and administrative...........................................    51,708       39,329
  Acquired in-process research and development.........................    50,931           --
                                                                         --------     --------
          Total operating expenses.....................................   697,612      468,931
                                                                         --------     --------
OPERATING INCOME.......................................................    74,191       87,543
  Other income (expense), net..........................................     7,268        3,800
                                                                         --------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES...............................    81,459       91,343
  Provision for income taxes...........................................    27,696       30,143
                                                                         --------     --------
NET INCOME.............................................................  $ 53,763     $ 61,200
                                                                         ========     ========
EARNINGS PER SHARE.....................................................  $   0.12     $   0.14
                                                                         ========     ========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING........................   446,517      443,247
                                                                         ========     ========

           See notes to condensed consolidated financial statements.

                               ORACLE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                             AUGUST 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................    $  53,763     $  61,200
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................       50,339        30,639
     Write-off of acquired in-process research and development.....       50,931            --
     Provision for doubtful accounts...............................       11,500         8,000
     Decrease in trade receivables.................................      147,988        33,571
     (Increase) decrease in prepaid and refundable income taxes....       12,375        (6,256)
     Increase in other current assets..............................      (15,106)       (7,513)
     Increase (decrease) in accounts payable.......................       (8,997)        6,371
     Decrease in income taxes......................................      (64,408)      (12,959)
     Increase in customer advances and unearned revenues...........       15,953        14,510
     Decrease in other accrued liabilities.........................     (102,460)      (24,435)
     Decrease in other long-term liabilities.......................          (26)       (3,192)
     Increase in deferred income taxes.............................       10,825         1,866
                                                                        --------      --------
  Net cash provided by operating activities........................      162,677       101,802
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in cash investments.......................       (6,468)       29,205
     Capital expenditures, net.....................................      (59,667)      (30,135)
     Capitalization of computer software development costs.........      (12,586)      (10,816)
     Increase in other assets......................................     (108,124)      (11,790)
                                                                        --------      --------
  Net cash used for investing activities...........................     (186,845)      (23,536)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on debt obligations............................          721         3,993
     Proceeds from common stock issued.............................        8,384         3,934
     Repurchase of common stock....................................           --       (31,943)
     Proceeds from sales of call options...........................       17,175            --
                                                                        --------      --------
  Net cash provided by (used for) financing activities.............       26,280       (24,016)
                                                                        --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............................       (6,684)        3,488
                                                                        --------      --------
  Net increase (decrease) in cash and cash equivalents.............       (4,572)       57,738
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................      480,158       404,810
                                                                        --------      --------
  End of period....................................................    $ 475,586     $ 462,548
                                                                        ========      ========

           See notes to condensed consolidated financial statements.

                               ORACLE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 1995. The results for the three month period ended August 31, 1995 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

     Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3. ACQUISITION

     On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc., including all related software products and customer support services, for $100,000,000 in cash. In connection with the estimated purchase price allocation, the Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development has not yet reached technological feasibility and has no alternative future uses, and accordingly, the Company has recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations for the first quarter of fiscal 1996. Pending the final allocation of the purchase price, the remaining $48,569,000 million, net of $500,000 amortization expense, has been included in Other Assets in the accompanying condensed consolidated balance sheet.

4. PUT WARRANTS AND CALL OPTIONS

     During fiscal 1995, the Company sold 1,500,000 put warrants that entitle the holder to sell one share of Common Stock to the Company at a price of $25.625. Additionally, in fiscal 1995, the Company purchased 937,500 call options that entitle the Company to buy one share of Common Stock at a price of $31.625. To date, the Company has purchased 2,397,000 call options that entitle the Company to buy one share of Common Stock at prices between $20.625 and $31.625. On July 6, 1995, the Company sold 1,459,500 of the call options and credited the net proceeds of $17,175,000 to stockholders' equity. At no future stock price will the Company's combined repurchases of common stock from the puts and call options exceed 1,500,000 shares at a maximum cost of $38,438,000. In the event that the Company's stock price is above $31.625, and the Company exercises all of its call options, the repurchase of 937,500 shares will cost $29,648,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Domestic and international revenues increased 46% and 34%, respectively, from the first quarter of fiscal 1995. International revenues were favorably affected in the first quarter of fiscal 1996 when compared to the corresponding period of the prior year as a result of the weakening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased in the first quarter of fiscal 1996 by approximately 28% from the corresponding period of fiscal 1995. International revenues constituted approximately 57% of total revenues in the first quarter of fiscal 1996 and 61% of total revenues in the first quarter of fiscal 1995. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                                                THREE MONTHS ENDED
                                                       -------------------------------------
                                                       AUGUST 31,                 AUGUST 31,
                                                          1995        CHANGE         1994
                                                       ----------     -------     ----------
        Licenses and other...........................   $ 365,720        24%       $ 295,229
        Percentage of revenues.......................       47.4%                      53.1%
        Services.....................................   $ 406,083        55%       $ 261,245
        Percentage of revenues.......................       52.6%                      46.9%
          Total revenues.............................   $ 771,803        39%       $ 556,474

     Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business and other revenues, which include documentation revenues, certain software development revenues and other miscellaneous revenues. The Company experienced quarterly revenue growth rates ranging from 36% to 49% during the four quarters of fiscal 1995 as compared to the comparable four quarters of fiscal 1994. The Company believes that these strong growth rates were primarily due to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS. The Company believes that the lower growth rate experienced in the first three months of fiscal 1996 was due to weaknesses in certain countries, most notably in Europe, as well as fewer identified license opportunities at the beginning of the first quarter of fiscal 1996 as a result of the strong results realized in the fourth quarter of fiscal 1995 where the license and other growth rate was 49% as compared to fiscal 1994.

     Service Revenues. Support, consulting and education services revenues each increased in the first quarter of fiscal 1996 from the corresponding prior year period. The Company's support revenues continued to constitute the largest portion of service revenues. Support revenues grew 62% in the first quarter of fiscal 1996 when compared to the corresponding period in fiscal 1995. This growth reflects the continued increase in the installed base of the Company's products under support contracts and support revenues associated with the newly acquired Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. Consulting and education services grew 50% in the first quarter of fiscal 1996 when compared to the corresponding period in fiscal 1995. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                                                THREE MONTHS ENDED
                                                        ----------------------------------
                                                        AUGUST 31,               AUGUST 31,
                                                          1995        CHANGE       1994
                                                        ---------     ------     ---------
        Sales and marketing.........................    $ 279,023       28%      $ 217,922
        Percentage of revenues......................        36.2%                    39.2%
        Cost of services............................    $ 231,509       48%      $ 156,523
        Percentage of revenues......................        30.0%                    28.1%
        Research and development (1)................    $  84,441       53%      $  55,157
        Percentage of revenues......................        10.9%                     9.9%
        General and administrative..................    $  51,708       31%      $  39,329
        Percentage of revenues......................         6.7%                     7.1%
        Acquired in-process research and
          development...............................    $  50,931        *       $      --
        Percentage of revenues......................         6.6%                       --

---------------

 *  Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.6% and 1.9% of total revenues during the first quarters of fiscal 1996 and 1995, respectively.

     International expenses were unfavorably affected in the first quarter of fiscal 1996 when compared to the corresponding period in the prior year due to changes in the value of the U.S. dollar against certain major international currencies.

     Sales and Marketing Expenses. The Company continues to place significant emphasis on direct sales through its own sales force. The Company also markets its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the first quarter of fiscal 1996 when compared to the corresponding period of fiscal 1995 due primarily to revisions to certain prior fiscal year compensation-related accruals as a result of changes in the amounts of estimated liabilities based on actual payments made during the quarter and, to a lesser extent, due to increased revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

     Cost of Services. The cost of providing services consists largely of expenses for consulting, education, and support personnel. As a percentage of service revenues, cost of services was 57% and 60% of revenues in the first quarters of fiscal 1996 and 1995, respectively. The Company's service margins have been positively affected versus the prior year period due primarily to improved consulting margins. These margins have improved as a result of higher utilization and billable rates in the consulting area, and a higher percentage of support revenues which have higher margins than the consulting and education revenues.

     Research and Development Expenses. Research and development expenses for the first quarters of fiscal 1996 and 1995 would have been 13% and 12%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 47% from the first quarter of fiscal 1995 (53% after the adjustment for software capitalization). The Company capitalized approximately $12,586,000 and $10,816,000 during the first quarters of fiscal 1996 and 1995, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $12,932,000 and $10,875,000 in the first quarters of fiscal 1996 and 1995, respectively. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1996 over fiscal 1995. This increase is due to the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position. The Company expects these costs to continue to constitute a significant percentage of revenues.

     General and Administrative Expenses. General and administrative expenses as a percentage of revenues decreased in the first quarter of fiscal 1996 as compared to the corresponding period in fiscal 1995, primarily because of higher revenue levels.

     Acquired In-Process Research and Development. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                                                                 THREE MONTHS ENDED
                                                        ------------------------------------
                                                        AUGUST 31,                AUGUST 31,
                                                           1995        CHANGE        1994
                                                        ----------     ------     ----------
        Other income (expense)......................     $   7,268       91%       $   3,800
        Percentage of revenues......................          0.9%                      0.7%

     Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates. They also reflect foreign exchange and other miscellaneous income and expense items. Additionally, the Company realized a gain of approximately $3.1 million and $1.8 million during the first quarters of fiscal 1996 and 1995, respectively, related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                                                 THREE MONTHS ENDED
                                                        ------------------------------------
                                                        AUGUST 31,                AUGUST 31,
                                                           1995        CHANGE        1994
                                                        ----------     ------     ----------
        Provision for income taxes..................     $  27,696       (8%)      $  30,143
        Percentage of revenues......................          3.6%                      5.4%

     The Company's estimated effective tax rate for the first quarter fiscal 1996 was 34% as compared to a 33% tax rate in the corresponding period of fiscal 1995.

NET INCOME AND EARNINGS PER SHARE:

                                                                 THREE MONTHS ENDED
                                                        ------------------------------------
                                                        AUGUST 31,                AUGUST 31,
                                                           1995        CHANGE        1994
                                                        ----------     ------     ----------
        Net income..................................     $  53,763      (12%)      $  61,200
        Percentage of revenues......................          7.0%                     11.0%
        Earnings per share..........................     $    0.12      (14%)      $    0.14

LIQUIDITY AND CAPITAL RESOURCES:

                                                                 THREE MONTHS ENDED
                                                        ------------------------------------
                                                        AUGUST 31,                AUGUST 31,
                                                           1995        CHANGE        1994
                                                        ----------     ------     ----------
        Working capital.............................     $ 558,791        36%      $ 410,744
        Cash and cash investments...................     $ 587,714        19%      $ 493,291
        Cash provided by operating activities.......     $ 162,677        60%      $ 101,802
        Cash used for investing activities..........     $ 186,845       694%      $  23,536
        Cash provided by (used for) financing
          activities................................     $  26,280       209%      $ (24,016)

     Working capital increased in the first three months of fiscal 1996 over the corresponding fiscal 1995 period, primarily due to increased cash flow from operations which resulted in higher cash levels. The Company generated higher positive cash flows from operations in the first quarter of fiscal 1996 over fiscal 1995, primarily due to improved profitability, before the $50,931,000 special charge, and strong cash collections.

     Cash used for investing activities increased in the first three months of fiscal 1996 as compared to the corresponding period of fiscal 1995, primarily due to the acquisition of the on-line analytical processing business of Information Resources, Inc., including all related software products and customer support services, for $100 million in cash, and higher capital asset expenditures.

     The Company's Board of Directors has approved the repurchase of up to 18 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. There were no shares of the Company's Common Stock repurchased during the first quarter of fiscal 1996. To date, the Company has repurchased a total of 11,759,250 shares of the Company's Common Stock for approximately $200,642,000.

     In December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company, if shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest, and has agreed not to acquire any shares of the Company, subject to certain exceptions.

     At August 31, 1995, the Company also had outstanding debt of approximately $11,732,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

     The Company anticipates that current cash balances and anticipated cash flows from operations will be sufficient to meet its working capital needs at least through the next twelve months.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1 Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: September 29, 1995                 By: /s/  JEFFREY O. HENLEY
                                              --------------------------------
                                            Jeffrey O. Henley,
                                            Executive Vice President and Chief
                                              Financial Officer

Dated: September 29, 1995                 By: /s/  THOMAS A. WILLIAMS
                                              --------------------------------
                                            Thomas A. Williams,
                                            Vice President and Corporate
                                              Controller

                               ORACLE CORPORATION

                                INDEX OF EXHIBITS

Exhibit #                         Exhibit Titles                        Page
---------                         --------------                        ----
27.1                              Financial Data Schedule                13