Form 10-Q
period 1995-11-30
ORACLE CORP /DE/
filed 1995-12-26
CIK 777676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1995
                                  OR
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM
                                                TO
                                                 .

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

                                 (415) 506-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---
Number of shares of registrant's common stock outstanding as of November 30, 1995: 435,304,173.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.      FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets at November 30, 1995 and May 31,
             1995....................................................................       3
             Condensed Consolidated Statements of Operations for the three months and
             six months ended November 30, 1995 and 1994.............................       4
             Condensed Consolidated Statements of Cash Flows for the six months ended
             November 30, 1995 and 1994..............................................       5
             Notes to Condensed Consolidated Financial Statements....................       6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................       7
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings.......................................................      11
Item 4.      Submission of Matters to a Vote of Security Holders.....................      11
Item 6.      Exhibits and Reports on Form 8-K........................................      11
             Signatures..............................................................      12

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                     NOVEMBER 30,      MAY 31,
                                                                         1995            1995
                                                                     ------------     ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................   $  497,726      $  480,158
  Short-term cash investments......................................       56,736         105,660
  Trade receivables, net of allowance for doubtful accounts of
     $66,884 and $67,728, respectively.............................      766,918         764,734
  Prepaid and refundable income taxes..............................      131,626         135,491
  Other current assets.............................................      138,405         131,151
                                                                      ----------      ----------
          Total current assets.....................................    1,591,411       1,617,194
                                                                      ----------      ----------
LONG-TERM CASH INVESTMENTS.........................................        7,626              --
PROPERTY, net......................................................      602,993         535,034
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $93,947 and $70,515, respectively................       99,299          99,855
OTHER ASSETS.......................................................      228,964         172,434
                                                                      ----------      ----------
          Total assets.............................................   $2,530,293      $2,424,517
                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks...........................................   $    7,772      $    6,221
  Current maturities of long-term debt.............................        2,123           3,378
  Accounts payable.................................................      129,244         124,773
  Income taxes.....................................................       83,189         134,121
  Accrued compensation and related benefits........................      164,759         211,643
  Customer advances and unearned revenues..........................      301,568         316,273
  Value added tax and sales tax payable............................       49,362          67,449
  Other accrued liabilities........................................      218,404         191,291
                                                                      ----------      ----------
          Total current liabilities................................      956,421       1,055,149
                                                                      ----------      ----------
LONG-TERM DEBT.....................................................       81,243          81,721
OTHER LONG-TERM LIABILITIES........................................       11,437          10,361
DEFERRED INCOME TAXES..............................................       19,496          27,490
PUT WARRANTS.......................................................           --          38,438
STOCKHOLDERS' EQUITY...............................................    1,461,696       1,211,358
                                                                      ----------      ----------
          Total liabilities and stockholders' equity...............   $2,530,293      $2,424,517
                                                                      ==========      ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   NOVEMBER 30,                NOVEMBER 30,
                                               ---------------------     -------------------------
                                                 1995         1994          1995           1994
                                               --------     --------     ----------     ----------
REVENUES:
  Licenses and other.........................  $502,948     $362,524     $  868,668     $  657,753
  Services...................................   464,236      307,756        870,319        569,001
                                               --------     --------     ----------     ----------
          Total revenues.....................   967,184      670,280      1,738,987      1,226,754
                                               --------     --------     ----------     ----------
OPERATING EXPENSES:
  Sales and marketing........................   356,650      244,067        635,673        461,989
  Cost of services...........................   255,422      187,578        486,931        344,101
  Research and development...................    93,272       57,226        177,713        112,383
  General and administrative.................    57,228       43,477        108,936         82,806
  Acquired in-process research and
     development.............................        --           --         50,931             --
                                               --------     --------     ----------     ----------
          Total operating expenses...........   762,572      532,348      1,460,184      1,001,279
                                               --------     --------     ----------     ----------
OPERATING INCOME.............................   204,612      137,932        278,803        225,475
  Other income (expense), net................     2,814        2,166         10,082          5,966
                                               --------     --------     ----------     ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES...............................   207,426      140,098        288,885        231,441
  Provision for income taxes.................    70,525       46,232         98,221         76,375
                                               --------     --------     ----------     ----------
NET INCOME...................................  $136,901     $ 93,866     $  190,664     $  155,066
                                               ========     ========     ==========     ==========
EARNINGS PER SHARE...........................  $   0.31     $   0.21     $     0.43     $     0.35
                                               ========     ========     ==========     ==========
COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING.........................   447,140      443,433        446,829        443,340
                                               ========     ========     ==========     ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994
(IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                            NOVEMBER 30,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................  $ 190,664     $ 155,066
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................    104,847        65,108
     Write-off of acquired in-process research and development.......     50,931            --
     Provision for doubtful accounts.................................     27,991        20,965
     Increase in trade receivables...................................    (36,522)      (88,858)
     (Increase) decrease in prepaid and refundable income taxes......      3,263       (14,209)
     Increase in other current assets................................    (13,127)       (2,184)
     Increase in accounts payable....................................      5,879        30,053
     Decrease in income taxes........................................    (42,407)       (8,055)
     Increase (decrease) in customer advances and unearned
      revenues.......................................................    (11,343)        6,534
     Increase (decrease) in other accrued liabilities................    (30,365)       10,125
     Increase (decrease) in other long-term liabilities..............      1,076        (3,057)
     Decrease in deferred income taxes...............................     (8,090)       (5,036)
                                                                       ---------     ---------
  Net cash provided by operating activities..........................    242,797       166,452
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in cash investments.........................     41,298       (48,402)
     Capital expenditures, net.......................................   (140,617)     (107,942)
     Capitalization of computer software development costs...........    (25,350)      (22,585)
     Increase in other assets........................................   (107,137)     (127,299)
                                                                       ---------     ---------
  Net cash used for investing activities.............................   (231,806)     (306,228)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on debt obligations...................       (200)          115
     Proceeds from common stock issued...............................     42,612        27,015
     Repurchase of common stock......................................    (48,580)      (75,855)
     Proceeds from sales of call options.............................     17,175            --
                                                                       ---------     ---------
  Net cash provided by (used for) financing activities...............     11,007       (48,725)
                                                                       ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................     (4,430)        4,788
                                                                       ---------     ---------
  Net increase (decrease) in cash and cash equivalents...............     17,568      (183,713)
CASH AND CASH EQUIVALENTS:
  Beginning of period................................................    480,158       404,810
                                                                       ---------     ---------
  End of period......................................................  $ 497,726     $ 221,097
                                                                       =========     =========

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended November 30, 1995. The results for the six month period ended November 30, 1995 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3. ACQUISITIONS

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for $100 million in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations for the first quarter of fiscal 1996. Amortization expense of approximately $2 million was charged to general and administrative expenses in the accompanying condensed consolidated statement of operations in the first six months of fiscal 1996. Pending the final allocation of the purchase price, the remaining $47 million of the purchase price is being amortized over a five year period.

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. Intangible assets, with an assigned value of approximately $105 million, have been included in Other Assets in the accompanying condensed consolidated balance sheet. These intangible assets relate to the value assigned to the Rdb database and repository businesses installed base and related technologies and are being amortized over a seven year period. Amortization expense of approximately $8 million was charged to cost of services in the accompanying condensed consolidated statement of operations in the first six months of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Domestic revenues increased 44% and 45% in the second quarter and first half of fiscal 1996, respectively, while international revenues increased 44% and 40% in the second quarter and first half of fiscal 1996, respectively, as compared to the corresponding periods in fiscal 1995. International revenues were favorably affected in the second quarter and first half of fiscal 1996 when compared to the corresponding periods of the prior year as a result of the weakening of the U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the second quarter and first half of fiscal 1996 by approximately 42% and 36%, respectively, from the corresponding periods of fiscal 1995. International revenues constituted approximately 60% of total revenues in the second quarters of both fiscal 1996 and 1995 and 59% and 60% of total revenues in the first half of fiscal 1996 and 1995, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                        --------------------------------     ------------------------------------
                        NOV 30,                 NOV 30,       NOV 30,                   NOV 30,
                          1995       CHANGE       1994          1995        CHANGE        1994
                        --------     ------     --------     ----------     ------     ----------
    Licenses and
      other...........  $502,948       39%      $362,524     $  868,668       32%      $  657,753
    Percentage of
      revenues........     52.0%                   54.1%          50.0%                     53.6%
    Services..........  $464,236       51%      $307,756     $  870,319       53%      $  569,001
    Percentage of
      revenues........     48.0%                   45.9%          50.0%                     46.4%
    Total revenues....  $967,184       44%      $670,280     $1,738,987       42%      $1,226,754

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues. The Company experienced quarterly license and other revenue growth rates ranging from 36% to 49% during the four quarters of fiscal 1995 as compared to the comparable four quarters of fiscal 1994. The Company believes that these strong growth rates were due primarily to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS and applications products and the addition of revenues generated from the acquisition of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The Company believes that the license and other growth rate of 39% experienced in the second quarter of fiscal 1996 reflects a continuation during the second quarter of the trend experienced in fiscal 1995. The lower license and other growth rate experienced in the first half of fiscal 1996 was due primarily to weaknesses in first quarter revenues in certain countries, most notably in Europe, as well as fewer identified license opportunities at the beginning of the first quarter of fiscal 1996 as a result of the strong results realized in the fourth quarter of fiscal 1995 when the license growth rate was 49% as compared to fiscal 1994.

SERVICE REVENUES. Support, consulting and education services revenues each increased from the corresponding periods of fiscal 1995. The Company's support revenues continued to constitute the largest portion of service revenues in the second quarter and first half of fiscal 1996. Support revenues grew 60% and 61% in the second quarter and first half of fiscal 1996. This growth reflects the continued increase in the installed base of the Company's products under support contracts and support revenues associated with the recently acquired Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. Consulting and education services grew 44% and 46% in the second quarter and first half of fiscal 1996 when compared to the corresponding periods in fiscal 1995. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ----------------------------   --------------------------------
                                  NOV 30,             NOV 30,     NOV 30,               NOV 30,
                                    1995     CHANGE     1994        1995      CHANGE      1994
                                  --------   ------   --------   ----------   ------   ----------
    Sales and marketing.........  $356,650     46%    $244,067   $  635,673     38%    $  461,989
    Percentage of revenues......     36.9%               36.4%        36.6%                 37.7%
    Cost of services............  $255,422     36%    $187,578   $  486,931     42%    $  344,101
    Percentage of revenues......    26.4 %               28.0%        28.0%                 28.0%
    Research and development
      (1).......................  $ 93,272     63%    $ 57,226   $  177,713     58%    $  112,383
    Percentage of revenues......      9.6%                8.5%        10.2%                  9.2%
    General and
      administrative............  $ 57,228     32%    $ 43,477   $  108,936     32%    $   82,806
    Percentage of revenues......      5.9%                6.5%         6.3%                  6.8%
    Acquired in-process research
      and development...........  $     --      --    $     --   $   50,931       *    $       --
    Percentage of revenues......        --                  --         2.9%                    --

---------------
     *  Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.3% and 1.8% of total revenues during the second quarters of fiscal 1996 and 1995, respectively, and 1.5% and 1.8% of total revenues in the first half of fiscal 1996 and 1995, respectively.

International expenses were unfavorably affected in the second quarter and first half of fiscal 1996 when compared to the corresponding periods in the prior year due to changes in the value of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to emphasize marketing its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses increased in the second quarter of fiscal 1996 when compared to the corresponding period of fiscal 1995 primarily due to aggressive hiring of sales personnel and marketing program expenditures. As a percentage of total revenues, sales and marketing expenses decreased in the first half of fiscal 1996 when compared to the corresponding period in fiscal 1995. This decrease was primarily due to revisions made in the first quarter of fiscal 1996 to certain prior fiscal year compensation-related accruals that resulted from changes in the amounts of estimated liabilities based on actual payments made and, to a lesser extent, due to increased revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 55% and 61% of revenues in the second quarters of fiscal 1996 and 1995, respectively, and decreased to 56% in the first half of fiscal 1996 from 60% in the corresponding period in fiscal 1995. The Company's service margins have been positively affected versus the prior year periods due primarily to improved consulting margins. These margins have improved as a result of higher utilization and billable rates in the consulting area and a higher percentage of support revenues which have higher margins than the consulting and education revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarters of fiscal 1996 and 1995 would have been 11% and 10%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 54% from the second quarter of fiscal 1995 and 51% from the first half of fiscal 1995 to the corresponding periods of fiscal 1996 (63% and 58% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisition of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The Company capitalized approximately $12,764,000 and $11,770,000 during the second quarters of fiscal 1996 and 1995, respectively, and $25,350,000 and $22,586,000 in the corresponding six month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $12,975,000 and $11,823,000 in the second quarters of fiscal 1996 and 1995, respectively, and $25,907,000 and $22,698,000 in the corresponding six month periods. The Company expects the amount of amortization of capitalized software development costs to continue to increase in fiscal 1996 over fiscal 1995, as a result of the introduction of new products and the commencement of the related amortization. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1996 as compared to the corresponding periods in fiscal 1995, primarily because of higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ----------------------------   --------------------------------
                                  NOV 30,             NOV 30,     NOV 30,               NOV 30,
                                    1995     CHANGE     1994        1995      CHANGE      1994
                                  --------   ------   --------   ----------   ------   ----------
    Other income (expense)......  $  2,814     30%    $  2,166   $   10,082     69%    $    5,966
    Percentage of revenues......      0.3%                0.3%         0.6%                  0.5%

Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates. They also reflect foreign exchange and other miscellaneous income and expense items. Additionally, the Company realized a gain of approximately $3.1 million and $1.8 million during the first three months of fiscal 1996 and 1995, respectively, related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ----------------------------   --------------------------------
                                  NOV 30,             NOV 30,     NOV 30,               NOV 30,
                                    1995     CHANGE     1994        1995      CHANGE      1994
                                  --------   ------   --------   ----------   ------   ----------
    Provision for income
      taxes.....................  $ 70,525     53%    $ 46,232   $   98,221     29%    $   76,375
    Percentage of revenues......      7.3%                6.9%         5.6%                  6.2%

The Company's estimated effective tax rate for the first half of fiscal 1996 was 34% as compared to a 33% tax rate in the corresponding period of fiscal 1995.

NET INCOME AND EARNINGS PER SHARE:

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ----------------------------   --------------------------------
                                  NOV 30,             NOV 30,     NOV 30,               NOV 30,
                                    1995     CHANGE     1994        1995      CHANGE      1994
                                  --------   ------   --------   ----------   ------   ----------
    Net income..................  $136,901     46%    $ 93,866   $  190,664     23%    $  155,066
    Percentage of revenues......     14.2%               14.0%          11%                 12.6%
    Earnings per share..........  $   0.31     48%    $   0.21   $     0.43     23%    $     0.35

LIQUIDITY AND CAPITAL RESOURCES:

                                                                    SIX MONTHS ENDED
                                                            --------------------------------
                                                            NOV 30,                 NOV 30,
                                                              1995       CHANGE       1994
                                                            --------     ------     --------
      Working capital...................................    $634,990       102%     $314,865
      Cash and cash investments.........................    $562,088        71%     $329,447
      Cash provided by operating activities.............    $242,797        46%     $166,452
      Cash used for investing activities................    $231,806       (24%)    $306,228
      Cash provided by (used for) financing
        activities......................................    $ 11,007       123%     $(48,725)

Working capital increased in the first half of fiscal 1996 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first half of fiscal 1996 over fiscal 1995, due primarily to improved profitability.

Cash used for investing activities decreased in the first half of fiscal 1996 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures and acquired the Rdb database and repository businesses of Digital Equipment Corporation and the on-line processing business of Information Resources, Inc.

The Company's Board of Directors has approved the repurchase of up to 18 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 1,457,500 shares of the Company's Common Stock for approximately $48,580,000 during the first half of fiscal 1996. To date, the Company has repurchased a total of 13,216,884 shares of the Company's Common Stock for approximately $249,224,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

In December 1991, the Company entered into an $80 million subordinated debt agreement with Nippon Steel Corporation ("NSC"). In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan. The subordinated debt agreement has a maturity date of December 9, 1998, though the Company expects to prepay the note in early calendar 1996. Interest is charged at LIBOR plus three-quarters of one percent, payable semi-annually in arrears. The Company is required to maintain certain financial covenants under the agreement. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company, if shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest and has agreed not to acquire any shares of the Company, subject to certain exceptions.

At November 30, 1995, the Company also had outstanding debt of approximately $11,138,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure needs at least through the next twelve months.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on October 23, 1995. The derivative suit has been brought by Company shareholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative plaintiffs allege primarily that certain officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging in or acquiescing in certain activities related to nCUBE, a company in which Oracle's chief executive officer owns a controlling interest. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and certain assets, temporary and permanent injunctions requiring the defendants to relinquish their directorships, and a voiding of all contracts with nCUBE. The Company on December 19, 1995 filed a demurrer, seeking dismissal of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 9, 1995, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 357,193,641 affirmative votes, and 2,350,823 votes withheld), Raymond J. Lane (with 357,194,470 affirmative votes, and 2,349,994 votes withheld), Jeffrey O. Henley (with 357,194,428 affirmative votes, and 2,350,036 votes withheld), James
A. Abrahamson (with 357,070,678 affirmative votes, and 2,473,786 votes withheld), Michael J. Boskin (with 357,199,035 affirmative votes, and 2,345,429 votes withheld), Jack Kemp (with 357,046,632 affirmative votes, and 2,497,832 votes withheld), Donald L. Lucas (with 357,197,493 affirmative votes and 2,346,971 votes withheld) and Delbert W. Yocam (with 357,197,643 affirmative votes, and 2,346,821 votes withheld).

In addition, the stockholders approved the adoption of the Company's Executive Officers 1996 Bonus Plan (with 340,723,624 affirmative votes, 11,758,329 negative votes, 843,179 votes withheld and 6,219,332 broker non-votes).

The stockholders also approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan increasing the number of shares of the Company's common stock reserved thereunder by 12,000,000 shares (with 260,494,243 affirmative votes, 92,058,830 negative votes, 772,009 votes withheld and 6,219,382 broker non-votes).

The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock by 200,000,000 shares (with 347,467,307 affirmative votes, 7,558,566 negative votes, 630,712 votes withheld and 3,887,879 broker non-votes).

The stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 1996 (with 359,007,542 affirmative votes, 159,377 negative votes and 377,545 votes withheld).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1 Financial Data Schedule

(b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: December 26, 1995                  By: /s/  JEFFREY O. HENLEY
                                            ------------------------------------
                                            Jeffrey O. Henley,
                                            Executive Vice President and Chief
                                              Financial Officer

Dated: December 26, 1995                  By: /s/  THOMAS A. WILLIAMS
                                            ------------------------------------
                                            Thomas A. Williams,
                                            Vice President and Corporate
                                              Controller

                               ORACLE CORPORATION
                               INDEX OF EXHIBITS

EXHIBIT #                                             EXHIBIT TITLES                        PAGE
----------                        ------------------------------------------------------    ----
27.1                              Financial Data Schedule                                    14