Form 10-Q
period 1996-02-29
ORACLE CORP /DE/
filed 1996-04-12
CIK 777676

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

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

Number of shares of registrant's common stock outstanding as of February 29, 1996: 436,151,902.

================================================================================

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at February 29, 1996 and
          May 31, 1995...................................................     3
          Condensed Consolidated Statements of Operations for the three months and nine months ended February 29, 1996 and February 28,
          1995...........................................................     4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 29, 1996 and February 28, 1995...........     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7
 PART II. OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K...............................    13
          Signatures.....................................................    14

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         FEBRUARY 29,  MAY 31,
                                                             1996        1995
                                                         ------------ ----------
                           ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................   $  612,667  $  480,158
 Short-term cash investments...........................       97,078     105,660
 Trade receivables, net of allowance for doubtful
  accounts of $74,678 and $67,728, respectively........      774,523     764,734
 Prepaid and refundable income taxes...................      142,136     135,491
 Other current assets..................................      149,504     131,151
                                                          ----------  ----------
     Total current assets..............................    1,775,908   1,617,194
                                                          ----------  ----------
LONG-TERM CASH INVESTMENTS.............................        9,451          --
PROPERTY, net..........................................      642,987     535,034
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $96,748 and $70,515, respectively.....       98,951      99,855
OTHER ASSETS...........................................      235,735     172,434
                                                          ----------  ----------
     Total assets......................................   $2,763,032  $2,424,517
                                                          ==========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks................................   $    8,185  $    6,221
 Current maturities of long-term debt..................        1,700       3,378
 Accounts payable......................................      153,597     124,773
 Income taxes..........................................       99,738     134,121
 Accrued compensation and related benefits.............      168,246     211,643
 Customer advances and unearned revenues...............      350,219     316,273
 Value added tax and sales tax payable.................       57,902      67,449
 Other accrued liabilities.............................      230,411     191,291
                                                          ----------  ----------
     Total current liabilities.........................    1,069,998   1,055,149
                                                          ----------  ----------
LONG-TERM DEBT.........................................       81,083      81,721
OTHER LONG-TERM LIABILITIES............................       11,802      10,361
DEFERRED INCOME TAXES..................................        8,996      27,490
PUT WARRANTS...........................................           --      38,438
STOCKHOLDERS' EQUITY...................................    1,591,153   1,211,358
                                                          ----------  ----------
     Total liabilities and stockholders' equity........   $2,763,032  $2,424,517
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28,
1995
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                            FEBRUARY            FEBRUARY
                                       ------------------ ---------------------
                                         1996      1995      1996       1995
                                       --------- -------- ---------- ----------
REVENUES:
 Licenses and other................... $ 528,351 $390,687 $1,397,019 $1,048,440
 Services.............................   491,888  331,558  1,362,207    900,559
                                       --------- -------- ---------- ----------
     Total revenues................... 1,020,239  722,245  2,759,226  1,948,999
                                       --------- -------- ---------- ----------
OPERATING EXPENSES:
 Sales and marketing..................   365,282  261,314  1,000,955    723,303
 Cost of services.....................   286,843  196,683    773,774    540,784
 Research and development.............    92,805   67,363    270,518    179,746
 General and administrative...........    55,367   42,034    164,303    124,840
 Acquired in-process research and
  development.........................        --       --     50,931         --
                                       --------- -------- ---------- ----------
     Total operating expenses.........   800,297  567,394  2,260,481  1,568,673
                                       --------- -------- ---------- ----------
OPERATING INCOME......................   219,942  154,851    498,745    380,326
 Other income (expense), net..........     1,709    1,533     11,791      7,499
                                       --------- -------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES................................   221,651  156,384    510,536    387,825
 Provision for income taxes...........    75,361   51,607    173,582    127,982
                                       --------- -------- ---------- ----------
NET INCOME............................ $ 146,290 $104,777 $  336,954 $  259,843
                                       ========= ======== ========== ==========
EARNINGS PER SHARE.................... $    0.33 $   0.24 $     0.75 $     0.59
                                       ========= ======== ========== ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING..........................   446,986  443,025    446,881    443,235
                                       ========= ======== ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
(IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                               FEBRUARY
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................. $ 336,954  $ 259,843
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................   159,715    102,255
  Write-off of acquired in-process research and
   development...........................................    50,931         --
  Provision for doubtful accounts........................    41,844     35,857
  Increase in trade receivables..........................   (65,740)  (119,586)
  Increase in prepaid and refundable income taxes........    (7,535)   (34,848)
  Increase in other current assets.......................   (20,988)    (3,258)
  Increase in accounts payable...........................    30,949     16,948
  Increase (decrease) in income taxes....................   (20,777)    16,603
  Increase in customer advances and unearned revenues....    38,907     28,972
  Increase (decrease) in other accrued liabilities.......    (3,385)    34,050
  Increase (decrease) in other long-term liabilities.....     1,441     (3,334)
  Decrease in deferred income taxes......................   (17,916)   (16,006)
                                                          ---------  ---------
 Net cash provided by operating activities...............   524,400    317,496
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in cash investments...........................      (869)   (65,683)
  Capital expenditures, net..............................  (220,022)  (179,653)
  Capitalization of computer software development costs..   (36,478)   (34,681)
  Increase in other assets...............................  (113,777)  (131,041)
                                                          ---------  ---------
 Net cash used for investing activities..................  (371,146)  (411,058)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on debt obligations..........      (420)       689
  Proceeds from common stock issued......................    52,454     32,346
  Repurchase of common stock.............................   (82,920)   (75,859)
  Proceeds from sales of call options....................    17,175         --
                                                          ---------  ---------
 Net cash used for financing activities..................   (13,711)   (42,824)
                                                          ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................    (7,034)     8,492
                                                          ---------  ---------
 Net increase (decrease) in cash and cash equivalents....   132,509   (127,894)
CASH AND CASH EQUIVALENTS:
 Beginning of period.....................................   480,158    404,810
                                                          ---------  ---------
 End of period........................................... $ 612,667  $ 276,916
                                                          =========  =========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are in the opinion of management necessary to state fairly the results for the nine month period ended February 29, 1996. The results for the nine month period ended February 29, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

On March 14, 1996, the Company announced a three-for-two stock split in the form of a common stock dividend to be distributed on April 16, 1996 to stockholders of record as of April 2, 1996. Per share data and numbers of common shares contained in these condensed consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations have not been adjusted to reflect the stock split that will be effective in the fourth quarter of fiscal 1996.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3. ACQUISITIONS

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for $100 million in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations in the first quarter of fiscal 1996. The remaining intangible assets acquired are being amortized over a five year period. Amortization expense of approximately $4 million was charged to general and administrative expenses in the accompanying condensed consolidated statement of operations in the first nine months of fiscal 1996.

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services for $108 million in cash. Intangible assets, with an assigned value of approximately $105 million, have been included in Other Assets in the accompanying condensed consolidated balance sheet. These intangible assets relate to the value assigned to the Rdb database and repository businesses installed base and related technologies and are being amortized over a seven year period. Amortization expense of approximately $11 million was charged to cost of services in the accompanying condensed consolidated statement of operations in the first nine months of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements, including those discussed below or in the Company's Form 10-K for the fiscal year ended May 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Domestic revenues increased 44% in the third quarter and first nine months of fiscal 1996 while international revenues increased 39% and 40% in the third quarter and first nine months of fiscal 1996, respectively, when compared to the corresponding periods in fiscal 1995. International revenues were favorably affected in the first nine months of fiscal 1996 when compared to the corresponding period of the prior year as a result of the weakening of the
U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the third quarter and first nine months of fiscal 1996 by approximately 39% and 37%, respectively, from the corresponding periods of fiscal 1995. International revenues constituted approximately 57% and 59% of total revenues in the third quarters of fiscal 1996 and 1995, respectively, and 58% and 60% of total revenues in the first nine months of fiscal 1996 and 1995, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                            -------------------------- ----------------------------
                             FEB 29,          FEB 28,   FEB 29,           FEB 28,
                               1996    CHANGE   1995      1996    CHANGE    1995
                            ---------- ------ -------- ---------- ------ ----------
   Licenses and other...... $  528,351  35%   $390,687 $1,397,019   33%  $1,048,440
   Percentage of revenues..      51.8%           54.1%      50.6%             53.8%
   Services................ $  491,888  48%   $331,558 $1,362,207   51%  $  900,559
   Percentage of revenues..      48.2%           45.9%      49.4%             46.2%
     Total revenues........ $1,020,239  41%   $722,245 $2,759,226   42%  $1,948,999

LICENSE AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues. The Company believes that the period over period growth rates were due primarily to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS and applications products and the addition of revenues generated from the acquisition of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The lower license and other growth rate experienced in the first nine months of fiscal 1996 was due primarily to weaknesses in first quarter revenues in certain countries, most notably in Europe.

SERVICE REVENUES. Support, consulting and education services revenues each increased from the corresponding periods of fiscal 1995. The Company's support revenues continued to constitute the largest portion of service revenues in the third quarter and first nine months of fiscal 1996. Support revenues grew 50% and 57% in the third quarter and first nine months of fiscal 1996. This growth reflects the continued increase in the installed base of the Company's products under support contracts and support revenues associated with the recently acquired Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. Consulting and education services grew 47% in the third quarter and first nine months of fiscal 1996 when compared to the corresponding periods in fiscal 1995. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                             -------------------------- --------------------------
                              FEB 29,          FEB 28,   FEB 29,          FEB 28,
                                1996    CHANGE   1995      1996    CHANGE   1995
                             ---------- ------ -------- ---------- ------ --------
   Sales and marketing.....  $  365,282  40%   $261,314 $1,000,955  38%   $723,303
   Percentage of revenues..       35.8%           36.2%      36.3%           37.1%
   Cost of services........  $  286,843  46%   $196,683 $  773,774  43%   $540,784
   Percentage of revenues..       28.1%           27.2%      28.0%           27.7%
   Research and development
    (1)....................  $   92,805  38%   $ 67,363 $  270,518  51%   $179,746
   Percentage of revenues..        9.1%            9.3%       9.8%            9.2%
   General and administra-
    tive...................  $   55,367  32%   $ 42,034 $  164,303  32%   $124,840
   Percentage of revenues..        5.4%            5.8%       6.0%            6.4%
   Acquired in-process
    research and
    development............  $       --   --   $     -- $   50,931    *   $     --
   Percentage of revenues..          --              --       1.8%              --

- --------
*  Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.1% and 1.7% of total revenues during the third quarters of fiscal 1996 and 1995, respectively, and 1.3% and 1.8% of total revenues in the first nine months of fiscal 1996 and 1995, respectively.

International expenses were unfavorably affected in the first nine months of fiscal 1996 when compared to the corresponding periods in the prior year due to changes in the value of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the third quarter of fiscal 1996 when compared to the corresponding period of fiscal 1995 primarily due to increased revenue levels. As a percentage of total revenues, sales and marketing expenses also decreased in the first nine months of fiscal 1996 when compared to the corresponding period in fiscal 1995. This decrease was primarily due to revisions made in the first quarter of fiscal 1996 to certain prior fiscal year compensation-related accruals based on actual payments made and, to a lesser extent, due to increased revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of service revenues, cost of services was 58% and 59% of revenues in the third quarters of fiscal 1996 and 1995, respectively, and decreased to 57% in the first nine months of fiscal 1996 from 60% in the corresponding period in fiscal 1995. The Company's year to date service margins have been positively affected versus the prior year periods due primarily to higher margins in the consulting area and a higher percentage of support revenues which have higher margins than consulting and education revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of fiscal 1996 and 1995 would have been 10% and 11%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 31% from the third quarter of fiscal 1995 and 43% from the first nine months of fiscal 1995 to the corresponding periods of fiscal 1996 (38% and 51% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisition of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The

Company capitalized approximately $11,127,000 and $12,095,000 during the third quarters of fiscal 1996 and 1995, respectively, and $36,477,000 and $34,681,000 in the corresponding nine month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $11,475,000 and $11,773,000 in the third quarters of fiscal 1996 and 1995, respectively, and $37,382,000 and $34,471,000 in the corresponding nine month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the third quarter and first nine months of fiscal 1996 as compared to the corresponding periods in fiscal 1995, primarily because of higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                              ------------------------ ------------------------
                              FEB 29,         FEB 28,  FEB 29,         FEB 28,
                                1996   CHANGE   1995     1996   CHANGE   1995
                              -------- ------ -------- -------- ------ --------
   Other income (expense).... $  1,709  11%   $  1,533 $ 11,791  57%   $  7,499
   Percentage of revenues....     0.2%            0.2%     0.4%            0.4%

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

PROVISION FOR INCOME TAXES:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                              ------------------------ ------------------------
                              FEB 29,         FEB 28,  FEB 29,         FEB 28,
                                1996   CHANGE   1995     1996   CHANGE   1995
                              -------- ------ -------- -------- ------ --------
   Provision for income
    taxes.................... $ 75,361  46%   $ 51,607 $173,582  36%   $127,982
   Percentage of revenues....     7.4%            7.1%     6.3%            6.6%

The Company's estimated effective tax rate for the third quarter and first nine months of fiscal 1996 was 34% as compared to a 33% tax rate in the corresponding periods of fiscal 1995.

NET INCOME AND EARNINGS PER SHARE:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                              ------------------------ ------------------------
                              FEB 29,         FEB 28,  FEB 29,         FEB 28,
                                1996   CHANGE   1995     1996   CHANGE   1995
                              -------- ------ -------- -------- ------ --------
   Net income................ $146,290  40%   $104,777 $336,954  30%   $259,843
   Percentage of revenues....    14.3%           14.5%    12.2%           13.3%
   Earnings per share........ $   0.33  38%   $   0.24 $   0.75  27%   $   0.59

LIQUIDITY AND CAPITAL RESOURCES:

                                                         NINE MONTHS ENDED
                                                      -------------------------
                                                      FEB 29,          FEB 28,
                                                        1996   CHANGE    1995
                                                      -------- ------  --------
   Working capital................................... $705,910   85%   $382,607
   Cash and cash investments......................... $719,196   79%   $402,547
   Cash provided by operating activities............. $524,400   65%   $317,496
   Cash used for investing activities................ $371,146  (10%)  $411,058
   Cash used for financing activities................ $ 13,711  (68%)  $ 42,824

Working capital increased in the first nine months of fiscal 1996 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first nine months of fiscal 1996 over fiscal 1995, due primarily to improved profitability.

Cash used for investing activities decreased in the first nine months of fiscal 1996 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures. In addition, the Company acquired the Rdb database and repository businesses of Digital Equipment Corporation for $108 million in cash in the third quarter of fiscal 1995, and the on-line analytical processing business of Information Resources, Inc. for $100 million in cash in the first quarter of fiscal 1996.

The Company's Board of Directors has approved the repurchase of up to 18 million shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased approximately 2,275,000 shares of the Company's Common Stock for approximately $82,920,000 during the first nine months of fiscal 1996. To date, the Company has repurchased a total of 14,034,384 shares of the Company's Common Stock for approximately $283,565,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

In December 1991, the Company entered into an $80 million subordinated note purchase agreement with Nippon Steel Corporation ("NSC") which was terminated on March 1, 1996 upon the redemption in full of the subordinated note by the Company. In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan; this relationship continues even though the subordinated note was redeemed. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, an indirect wholly owned subsidiary of the Company, if shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest and has agreed not to acquire any shares of the Company, subject to certain exceptions.

At February 29, 1996, the Company also had outstanding debt of approximately $10,968,000 (in addition to the NSC subordinated debt) primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure needs at least through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large hardware and software vendors that develop and market database, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. The entry of any such vendor into one or more of the Company's various markets through the introduction of new products, strategic alliances or acquisition could adversely affect the Company's business. In addition, intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the enterprise and departmental database marketplace where certain vendors recently have offered deep discounts in an effort to recapture or gain marketshare.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and in particular its license revenues, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including
(i) the relatively long sales cycles for the Company's products, (ii) the size and timing of individual license transactions, (iii) the timing of the introduction of new products or product enhancements by the Company or its competitors, (iv) the potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets and
(vi) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels.

License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels.

The Company believes that fourth quarter revenues are positively affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors typically result in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1997. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor could also adversely affect first quarter revenues.

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance.

Significant undetected errors or delays in new products or new versions of a product may affect market acceptance of the Company's products and adversely affect operating results. If the Company were to experience delays in the commercialization and introduction of new and enhanced products, if customers were to experience significant problems with the implementation and installation of new releases or if customers were dissatisfied with product functionality or performance, it could materially adversely affect the Company's business and operating results.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to market in the future are in various stages of development. Some of these products, such as the Network Computer(TM), are in business areas that are new to the Company's product development and sales and product marketing personnel. See "New Business Areas."

MANAGEMENT OF GROWTH. The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire significant numbers of qualified employees, forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's results of operations.

INTERNATIONAL SALES. More than half of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, unexpected changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer accounts receivables payment cycles in certain countries. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar therefore could adversely affect future revenues and operating results. In addition, foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred.

The Company has reduced its transaction and translation gains and losses by using forward foreign exchange contracts to hedge transaction and translation exposures in certain currencies. Such contracts meet the criteria established in FASB 52 for hedge accounting treatment. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

NEW BUSINESS AREAS. The Company has in recent years diversified into a number of new business areas including internet and interactive media applications. It has also begun to develop hardware reference specifications and promote the use of the Network Computer. These areas are new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The Company's success with Network Computers is difficult to predict because it represents a method of computing that is new to the entire computer industry and is counter to traditional computing methods. Its successful introduction to the market will depend in large measure on the commitment by hardware vendors to manufacture, promote and distribute the Network Computer. There can be no assurances that sufficient numbers of hardware vendors will undertake this commitment, that the market will accept the Network Computer or that it will generate significant revenues to the Company. See "New Products."

KEY EMPLOYEES. The Company's continued success depends to a significant extent on senior management and other key employees. None of these individuals is subject to a long-term employment or a noncompetition agreement. Competition for qualified people in the software industry is intense. The loss of one or more key employees or the Company's inability to attract and retain other key employees could have a material adverse effect on the Company.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of the protections provided under applicable patent, copyright, trademark and trade secret laws. It also relies on confidentiality procedures and licensing arrangements to establish and protect its rights in its products.

Despite the Company's efforts to protect these rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlap. Regardless of its merit, any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements may not be offered or may not be available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business and operating results could be materially adversely affected.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's results of operations, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   27.1 Financial Data Schedule

(b) Reports on Form 8-K

   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORACLE CORPORATION

Dated: April 12, 1996                   By:  /s/ JEFFREY O. HENLEY
                                             --------------------------------
                                             Jeffrey O. Henley,
                                             Executive Vice President and
                                             Chief Financial Officer

Dated: April 12, 1996                   By:  /s/ THOMAS A. WILLIAMS
                                             --------------------------------
                                             Thomas A. Williams,
                                             Vice President and Corporate
                                             Controller

                               [LOGO OF ORACLE]

                              ORACLE CORPORATION
                               INDEX OF EXHIBITS

EXHIBIT #                       EXHIBIT TITLES                  PAGE
- ---------                       --------------                  ----

  27.1                    Financial Data Schedule                16