Form 10-K
period 1996-05-31
ORACLE CORP /DE/
filed 1996-07-25
CIK 777676

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549

                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996 was $20,085,776,623. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 30, 1996: 656,388,768

DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 14, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               ORACLE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.
 Item 1.   Business.....................................................     3
 Item 2.   Properties...................................................    11
 Item 3.   Legal Proceedings............................................    11
 Item 4.   Submission of Matters to a Vote of Security Holders..........    12
 Item 4A.  Executive Officers of the Registrant.........................    12
 PART II.
           Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters......................................................    13
 Item 6.   Selected Financial Data......................................    14
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations...............................................    14
 Item 8.   Financial Statements and Supplementary Data..................    23
 Item 9.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure........................................    23
 PART III.
 Item 10.  Directors and Executive Officers of the Registrant...........    23
 Item 11.  Executive Compensation.......................................    23
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management...................................................    23
 Item 13.  Certain Relationships and Related Transactions...............    23
 PART IV.
           Exhibits, Financial Statement Schedules and Reports on Form
 Item 14.  8-K..........................................................    23
           Signatures...................................................    45

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Oracle Corporation undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1996 and 1997 and any Current Reports on Form 8-K filed by the Company.

                                    PART I

ITEM 1. BUSINESS

Oracle Corporation is the world's leading independent supplier of software for information management. In 1979, the Company introduced the first commercially available relational database management system for the storing, manipulating and sharing of information. The Company's primary information management products can be categorized in three primary product families: Server Technologies (distributed database servers, connectivity products and gateways), Application Development and Business Intelligence Tools (application design, application development, and data access tools) and Client Server Business Applications (modules for finance and administration, manufacturing, distribution and human resources). The Company's principal product is a multimedia, relational database management system ("DBMS") that runs on a broad range of computers, including massively parallel, clustered, symmetrical multi-processing, minicomputers, workstations, personal computers and laptop computers and over 85 different operating systems, primarily UNIX, Digital, VAX, Windows NT and Netware. Oracle7 relational DBMS is a key component of Oracle(R) Universal Server(R), a database server for relational video, audio, text, messaging, spatial and other types of data. The Company's Application Development and Business Intelligence Tools and Client Server Business Applications also run on a broad range of operating systems including UNIX, Windows and Windows NT. The Company also offers consulting, education, support and systems integration services in support of its customers' use of the Company's software products.

The Company was incorporated on October 29, 1986 in connection with a reincorporation of the Company's predecessor in Delaware, which was completed on March 12, 1987. The Company's primary operating subsidiary, Oracle Corporation, a California corporation, was incorporated in June 1977. In May 1995, Oracle Corporation was merged into Oracle Systems Corporation, a Delaware corporation, whose name was changed to Oracle Corporation. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities at 500 Oracle Parkway, Redwood City, California 94065. Its telephone number is (415) 506-7000.

BACKGROUND

Computer software can be classified into two broad categories: system software and application software. System software includes (1) operating systems, which control the computer hardware, (2) compilers and interpreters, which translate programs into a form that can be executed by a computer, (3) communications software, which permits computers to send data across a network, and (4) database management systems, which are used to create, retrieve and modify data stored in computers. Application software automates the performance of specific business functions such as payroll processing, general ledger accounting and inventory control.

Database management systems software permits multiple users and applications to access data concurrently while protecting the data against user and program errors and against computer and network failures. Database management systems are used to support the data access and data management requirements of transaction processing and decision-support systems.

The comparative advantage of a relational DBMS over a non-relational DBMS is that users need not know how or where their data is stored in the computer. To access data, users simply specify what data they desire, not how to retrieve it. Relational systems navigate automatically to the data, making database information readily accessible by users of all experience levels. Regardless of how the data is actually stored in the computer memory, the results of database queries are presented to users in familiar, two-dimensional tables of rows and columns of data. Relational DBMSs therefore have been widely used for management information and decision-support systems which require flexible access to large quantities of data.

Relational databases are often chosen to support data warehouses. A data warehouse is designed to store large amounts of historical or reference data which is typically used to support the decision-making and information needs of an enterprise. Because they facilitate application development and maintenance, relational DBMSs also have become widely used in mid-range and low-end transaction processing environments. As their performance and reliability have improved, relational DBMSs increasingly have been chosen to support mission-critical data processing applications.

Recently, usage of relational DBMSs has moved toward the management of multimedia information such as video, audio, text, messaging, spatial and multi-dimensional data. The Company believes that this is particularly important as application development becomes more prevalent on the Internet. Traditionally, web-based systems have been primarily transaction-oriented in nature. Because internet applications are becoming more information-oriented, relational DBMSs have become more widely used for web-based systems. As the information on the Internet becomes more complex and widely used (video, audio, text, messaging, spatial and multi-dimensional data), the Company believes the demand for more sophisticated DBMSs will increase.

Object oriented DBMSs and tools are designed to support applications with "advanced" data management requirements, such as those of certain engineering applications which historically have not been able to use DBMSs. As compared with relational DBMSs, object oriented DBMSs and tools permit more complex data structures to be defined and accessed by applications programs. However, currently available object oriented systems provide limited capabilities for the ad hoc data access requirements of decision support systems and have insufficient performance and reliability for most business transaction processing applications. Nevertheless, the Company believes that object oriented techniques can be incorporated into existing relational DBMSs without sacrificing upward compatibility and the advantages of existing relational DBMSs. Merging object oriented capabilities with existing relational DBMSs will further broaden the applicability of relational DBMSs while providing the reliability, performance and flexibility that have been lacking in the object oriented DBMSs now available. While the Company plans to incorporate object oriented technologies into future versions of the Oracle relational DBMS, no assurance can be given that the Company will be able to do so successfully or in a timely fashion as compared to competitive object oriented DBMSs.

PRODUCT DEVELOPMENT HISTORY

In 1976, International Business Machines Corporation ("IBM") published the specifications for a simple, English-like command language called SQL (pronounced "sequel"), with which users define, retrieve, manipulate and control data stored in a relational DBMS. In 1977, the Company was formed to develop a relational DBMS using IBM's published specifications for the SQL language. Two years later, in June 1979, the Company introduced the Oracle relational DBMS, the first commercially available relational DBMS. IBM's first relational product, SQL/DS, was released in February 1982. In 1985, IBM announced DB2, its second relational DBMS product, and its second product to implement SQL. SQL has become the industry standard command language for relational DBMS products. In October 1986, the American National Standards Institute ("ANSI") approved a standard definition for the SQL command language, which was also adopted by the International

Standards Organization ("ISO"). The SQL standard was updated with additional capabilities in 1989, and a second enhanced standard ("SQL92") was finalized in 1992.

Since 1979, the Company has periodically released updated versions of the Oracle relational DBMS containing performance and functionality enhancements for distributed computing, on-line transaction processing and decision support applications. In 1992, the Company introduced Version 7 of the Oracle relational DBMS ("Oracle7"), which was developed to improve the product's ability to support large numbers of users and higher rates of transaction processing, to provide enhanced application development capabilities such as DBMS server-enforced business rules for data integrity, and to permit multiple computers running DBMSs of Oracle and other vendors to cooperatively share data with other computers across a communications network.

In 1994, the Company introduced release 7.1 of Oracle7. This release includes significant functional enhancements for managing data in a distributed environment (especially where network communications are slow, expensive or unreliable) with advanced capabilities for copying ("replicating") data between locations. Release 7.1 of Oracle7 also contains features for processing large amounts of data in parallel using multiple processors on a variety of computer hardware architectures, which enable development of and access to the large databases typically found in data warehouse applications used to support business decision-making.

In 1994, the Company acquired the Rdb relational DBMS (now known as "Oracle Rdb") and associated software products from Digital Equipment Corporation ("DEC"). This product has many of the same attributes as the Oracle7 relational DBMS, but it operates only on hardware and operating systems developed by DEC.

In 1995, the Company acquired the Express(R) family of on-line analytical processing ("OLAP") software products from Information Resources Inc. ("IRI") in order to enhance its existing data warehousing strategy. The Company believes that the acquired products and services compliment Oracle's existing products for the development and maintenance of data warehouses. The acquired products that have been incorporated into the Company's product line have been renamed and are now called: the Oracle Express Server(TM), Personal Express(TM), Oracle Express Analyzer(TM), Oracle Financial Analyzer(TM) and Oracle Sales Analyzer(TM). These OLAP products enable customers to manage and perform complex analyses of business data.

In July 1995, the Company introduced Oracle7, Release 7.2, the second maintenance release of Oracle7. This release includes improved performance, scalability, and flexibility for data warehousing operations, significant enhancements of application developer productivity and application reliability, security, and performance, with improved overall manageability of the server. Release 7.2 features PL/SQL and the Oracle Programmatic Interfaces, a family of advanced application development tools and 3GL languages, and Oracle SQL*Net Version 2.2, a family of network products that transparently integrate clients, servers and gateways into a unified information resource.

In February 1996, the Company announced general availability of the latest version of its primary product, Release 7.3 of Oracle7. This release enables easier management and better integration of all enterprise data, including relational data as well as video, audio, text, messaging and spatial information, and facilitates easy integration of Oracle7-based information with the World Wide Web. Release 7.3 of Oracle7 also includes significant improvements in capability and performance for complex queries.

PRODUCTS

The Company's product strategy is to deliver to its customers scalable solutions for personal, workgroup, department and enterprise computing as well as via the emerging information superhighway. The Company's products span all of these markets and are contained within three primary product families:
Server Technologies, Application Development and Business Intelligence Tools, and Client/Server Business Applications. The following chart sets forth the Company's products and how they generally relate to various computing markets:


           [CHART: PRODUCT CATEGORIES BY END USER COMPUTING MARKETS]

SERVER TECHNOLOGIES

 Products

The Company's Server Technologies product family consists of an integrated set of database server and network products. The principal product is the Oracle relational DBMS. The Oracle relational DBMS gives users the ability to define, retrieve, manipulate and control data stored on multiple computers, using the industry standard SQL language. With the current version, Oracle 7.3, the Oracle(R) Universal Server(R), additional capabilities have been included that allow users to more easily manage unstructured information such as video, audio, text, messaging and spatial data.

In 1994, the Company introduced a new mobile technology product called Oracle Mobile Agents(TM), which permits users on disconnected computers, such as laptop personal computers, to communicate with application servers via digital radio networks. This new technology allows mobile workers to access corporate information regardless of their location and without a physical connection.

Another component of the Server Technologies product family is the Oracle Open Gateway products (Oracle Transparent Gateway(TM) and Oracle Procedural Gateway(TM)). These products allow non-Oracle DBMSs to be integrated into a distributed database environment. Users can employ the SQL language to access data stored in other relational DBMSs such as IBM's DB2 and data stored in older hierarchical DBMSs or file systems.

The Oracle WebSystem consists of WebServer and client products that provide easy integration with existing corporate data and which enable the development of web-based client server applications. The WebSystem products will allow companies to create real-time web applications that can reliably manage high volumes of on-line dynamic data. The Oracle WebSystem consists of three products: Oracle WebServer Option, Oracle WebServer and Oracle PowerBrowser(R).

 Key Features

The Oracle7 relational DBMS supports a client server architecture between application programs and database servers, and permits transparent data sharing across a communications network, so that application programs and users can access data without knowing or specifying the location of the data within the network. The Oracle7 relational DBMS provides features to support the operational requirements of on-line transaction processing

(OLTP), decision support and data warehouse environments for high systems availability and performance. The Oracle relational DBMS provides optional parallel server technology that further extends scalability and availability by allowing multiple, loosely coupled or clustered machines to cooperatively access a logical database spread across multiple disks. Furthermore, the Oracle7 DBMS provides optional parallel query capabilities that enable expeditious searching of large amounts of data for large-scale decision support and data warehouse applications. The Oracle7 relational DBMS also contains replication features that automatically copy data among multiple locations, providing systems architects and application developers with additional flexibility for managing data distribution and access throughout an enterprise.

Applications developed with the Oracle7 relational DBMS are scalable from the desktop to massively parallel computers and are portable to a wide variety of hardware and operating system environments with little or no change to the underlying structure.

APPLICATION DEVELOPMENT AND BUSINESS INTELLIGENCE TOOLS

 Products

The Company provides a number of development tools for different types of applications. For the personal market (single user) and workgroup market (2 to 20 users), Oracle offers Oracle Power Objects, a simple, easy-to-use development tool for client server and web applications. For the departmental and enterprise level (20 to thousands of users), Oracle offers two primary tools for application development which are used in conjunction with Oracle's latest server technology products: Designer/2000(TM) and Developer/2000(TM). Designer/2000 is a tool for modeling and designing mission-critical, complex applications. Developer/2000 is an application development and deployment tool for developing robust, scalable, second generation client server applications, including interactive forms, reports and charts. Oracle also provides special tools for multimedia applications called Oracle Media Objects(R).

The Company also offers products called business intelligence tools that allow users to query and access information within applications. For client server applications, users can query applications with Oracle Discoverer/2000(TM) to perform rapid querying and reporting and can perform multi-dimensional analysis of data contained within data warehouses via its OLAP tools. Also, Oracle Power Browser provides users the ability to browse the World Wide Web.

 Key Features

Applications built with these products are portable across different hardware platforms. They support graphical user interfaces and have rich multi-media functionality incorporating video, audio and text. Oracle's solution is scalable from personal to enterprise and based on an open systems platform that allows an efficient use of hardware resources.

CLIENT SERVER BUSINESS APPLICATIONS

 Products

Oracle's Application products consist of approximately 30 integrated software modules for finance and administration, supply chain management, manufacturing, project management, human resources and market management. The Company's end user application products combine proven business functionality with innovative technologies, such as data warehousing and mobile computing, to build solutions that provide a unique competitive advantage. The Company anticipates the release of Oracle Applications for the Web and Oracle Applications Data Warehouse in the second half of calendar 1996. Oracle Applications for the Web will allow businesses to transform their operations by providing customers, suppliers and employees with universal, low-cost access to selected business information. Oracle Applications Data Warehouse will provide businesses the enterprise-wide view of information required for informed decision making. All of the application products are designed for rapid implementation and change.

 Key Features

Oracle is the only application vendor that combines applications with its own core tools and database technologies. This allows the Company to build application enhancements within each technology layer for improved flexibility, scalability and performance. A flexible and open architecture also allows customers to tailor the applications with minimal programming. Client server business applications are also easily integrated with third party and legacy systems. Oracle's unique SmartClient architecture uses application partitioning to deliver high performance and a graphical user interface, which enable Oracle applications to be used across multiple locations to meet the scalability and performance requirements of large multinational organizations.

CONSULTING, EDUCATION AND SUPPORT SERVICES

In most of its sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting and education revenues represented approximately 24% of total revenues in fiscal 1996 and 1995, and 23% of total revenues in fiscal 1994.

The Company offers a wide range of support services that include on-site or telephonic access to support personnel as well as software updates to existing products. The prices of the Company's support services are generally based on the level of support services provided and the number of users authorized to access the Company's software products. Support revenues represented approximately 21%, 20% and 19% of total revenues in fiscal 1996, 1995 and 1994, respectively.

The Company believes that its broad-based service offerings and its current and planned product offerings facilitate the transfer of technology to customers and stimulate demand for the Company's products.

MARKETING AND SALES

 Direct and Indirect Sales Organization

In the United States, the Company markets its product and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 1996, were located in approximately 60 United States metropolitan areas.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 55 subsidiaries. These subsidiaries license and support the Company's products both within their local countries and certain other foreign countries where the Company does not operate through a direct sales subsidiary. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

The Company also markets its products through value-added relicensors, hardware providers, systems integrators and independent software vendors that combine the Oracle relational DBMS, application development tools and business applications with computer hardware or software application packages for redistribution.

Additionally, the Company markets its products through independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

As of May 31, 1996, headcount in the United States consisted of 7,409 sales and service employees while the international sales and service groups consisted of 10,322 employees.

 Additional Customer Information

Revenues from international customers (including end users and resellers) amounted to approximately 57%, 58% and 59% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

PRODUCT DEVELOPMENT

The Company must continue to enhance its existing products and develop new products in order to meet its customers' ever-changing requirements and to expand its product base. Research and development expenditures were 10% of total revenues in fiscal 1996 and 1995, and 12% of total revenues in fiscal 1994 (in each case prior to the effect of amounts capitalized in accordance with Statement of Financial Accounting Standards No. 86).

Significant areas of product development expenditures include the following:

  . Enhancing and extending the Oracle relational DBMS, including extending its distributed database capability, optimizing its performance in production applications, adding additional security features, incorporating object oriented extensions to SQL, and adding the ability to manage large objects, including video, audio, text, and more complex structures of data;

  . Developing and enhancing network software products, including application development tools for networks and network management products;

  . Developing new and enhanced application development and business intelligence tools;

  . Developing and enhancing client server business applications for finance and administration, supply chain management, manufacturing, project management, human resources and market management, including vertical industry extensions to meet specific industry solutions initiative ("ISI") requirements;

  . Developing and enhancing messaging, scheduling, directory services and linguistic analysis;

  . Developing and enhancing Oracle products for data management and storage on the World Wide Web, web applications development and web end-user applications;

  . Developing reference design specifications for a family of low-cost, easy-to-use network computing devices and applications, as well as some applications development for the Network Computer ("NC(TM)") device; and

  . Porting new versions and releases of the Company's products to the numerous computer models on which prior versions and releases operate, as well as extending the Company's products to make effective use of new hardware technologies.

COMPETITION

The computer software industry is intensely competitive and rapidly evolving. The Company competes in various markets. Prospective customers often perform a detailed technical evaluation or benchmark of competitive products as a part of the DBMS selection process. Technical support is therefore a critical element in the Company's sales and delivery process. Consequently, sales representatives typically are teamed with technical support specialists who can answer technical questions, help customers run benchmarks against competitive products and develop prototype databases and Oracle-based applications.

The principal independent software competitors in the enterprise and departmental DBMS marketplace include Informix Corporation, Sybase Inc., Computer Associates International, Inc., Progress Software Corporation and Software AG. In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors including Microsoft Corporation. In addition, hardware systems vendors sell or license database software with which the Company competes, including International Business Machines Corporation. In the application development and business intelligence tools market, the Company competes primarily with Microsoft's Visual Basic product and Powerbuilder, a product owned by Sybase, Inc. Other competitors include Forte Software, Business Objects and Cognos, Inc. The Company also competes in the client server business applications software market. Primary competitors in this market include SAP Aktiengeschellschaft, Peoplesoft, Inc., The Baan Company and Hyperion Software. The Company also completes with systems integrators and consulting organizations in the services marketplace.

In the enterprise area (massively parallel, clustered, symmetrical multi-processing, mainframes, minicomputers and workstations), the Company believes that the most important considerations for end user software customers are performance, functionality, product reliability, ease of use, quality of technical support and price. In the workgroup market, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes favorably in each of these areas, although the competition is intense in each area.

PRODUCT AND SERVICES REVENUES

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users on a specified computer. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of program copies, the number of users, the number of CPUs or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for shrink-wrap, government and telemarketing customers) are recognized as revenue upon shipment if there are no post-delivery obligations and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. The Company provides for sales returns based on historical rates of return.

The Company receives sublicense fees from its Business Alliance Program ("BAP") members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the BAP member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

In general, the Company prices its support services based on the level of support services provided and the number of concurrent users authorized to access the Company's software products. Most customers take support initially and renew their support agreements. Support usually consists of two parts: (1) technical support, including telephone consultation on the use of the products and problem resolution; and (2) system updates for software products and user documentation. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period. Revenues related to consulting and education services to be performed by the Company generally are recognized proportionately over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues and expenses reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT PROTECTION

The Company relies on a combination of trade secret, copyright, patent, trademark and other proprietary or intellectual property rights laws, license agreements and technical measures to protect its rights to its software products. The Company owns several issued patents and has numerous patent applications pending before the United States Patent and Trademark Office.

The Company has registered "ORACLE" as a trademark in the United States and in over 100 foreign countries and has additional registrations pending. The Company also has registered over 45 other trademarks in the United States for other product names and also has registrations pending for other product names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a nontransferable perpetual license that restricts the use of the products to the customer's internal purposes on either a single computer or up to a maximum number of users. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's enterprise and departmental products are generally licensed pursuant to signed license agreements. Consistent with standard industry practice, the Company's workgroup and personal products generally are licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined in all jurisdictions. The Company also distributes certain of its workgroup products through the Internet pursuant to on-line licenses that are acknowledged by the licensee and whose enforceability has not yet been determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

The Company believes that its trade secret, copyright, patent, trademark and other proprietary and intellectual property rights are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability, and experience of the Company's personnel, brand recognition, and ongoing product support may be more significant in maintaining the Company's competitive advantages.

EMPLOYEES

As of May 31, 1996, the Company employed 23,113 full-time persons, including 16,807 in sales and services, 924 in marketing, 3,125 in research and development, and 2,257 in general and administrative positions. Of such employees, 10,911 were located in the United States and 12,202 were employed in approximately 55 other countries outside the United States.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's headquarters facilities consist of approximately 1,600,000 square feet of office space in Redwood City, California, of which 1,400,000 square feet is located in six buildings. The Company owns two of the buildings and has options to acquire the other four buildings, which are currently leased. As discussed in Note 2 to the Consolidated Financial Statements, the Company has capitalized leases for three of the four leased buildings. The Company also owns the land under its six main headquarters buildings and owns or controls additional land near its headquarters site for potential future expansion. In addition, the Company has purchased land in the UK and is constructing a 100,000 square foot facility to be used for its UK subsidiary's headquarters. The Company also purchased land in New Hampshire where it has commenced construction on a 70,000 square foot field office site. The Company also leases office space in numerous locations in the United States and many other countries.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on October 23, 1995. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against all of the Company's present and one former director. The derivative plaintiffs allege primarily that these officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging in or acquiescing to certain activities related to nCUBE, a company in which Oracle's Chief

Executive Officer owns a controlling interest. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and certain assets, temporary and permanent injunctions requiring the defendants to relinquish their directorships, and a voiding of all contracts with nCUBE. Plaintiffs filed a First Amended Complaint on March 15, 1996. On May 29, 1996 the court granted the defendants' motion to dismiss the complaint, with leave to amend. The Company anticipates that plaintiffs will file a Second Amended Complaint.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

   NAME                     OFFICE(S)
   ----                     ---------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board
   Raymond J. Lane......... President, Chief Operating Officer and Director
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer and Director
   Dirk A. Kabcenell....... Executive Vice President, Product Division
   David J. Roux........... Executive Vice President, Corporate Development
   Raymond L. Ocampo Jr.... Senior Vice President, General Counsel and Corporate Secretary
   Thomas A. Williams...... Vice President and Corporate Controller

Mr. Ellison, 51, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is also a director of NeXT Computer, Inc., is co-chairman of California's Council on Information Technology, and is a member of President Clinton's Export Council.

Mr. Lane, 49, has been President and Chief Operating Officer of the Company since July 1996. Mr. Lane served as Executive Vice President of the Company and President of Worldwide Operations from October 1993 to June 1996, and has been a Director since June 1995. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane served as Senior Vice President and Managing Partner of the Worldwide Information Technology Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton Executive Committee and its Board of Directors from April 1987 to May 1992. Mr. Lane is also a member of the Board of Trustees of Carnegie Mellon University.

Mr. Henley, 51, has been Executive Vice President and Chief Financial Officer of the Company since March 1991, and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is also a director of Tricord, Inc., a computer hardware company.

Mr. Kabcenell, 44, has been Executive Vice President of the Product Division since November 1994. He served as Senior Vice President of Server Technologies for the Company from September 1993 to October 1994. From December 1992 to September 1993, he served as a Senior Vice President of the Database and Languages Division for the Company and from June 1990 to December 1992, he served as Vice President of relational DBMS Development. Mr. Kabcenell is also a member of the Board of Managers of Post N Mail, a Texas limited liability corporation doing business as E-Stamp.

Mr. Roux, 39, has been Executive Vice President of Corporate Development since March 1996, and Senior Vice President of Corporate Development of the Company since September 1994. Before joining Oracle, Mr. Roux served as Senior Vice President, Marketing at Central Point Software from April 1992 to July 1994. From October 1991 to April 1992, he served as Senior Vice President of the Portable Computing Group at Lotus Development Corporation and from June 1990 to October 1991, he served as Vice President of Business Development at Lotus Development Corporation. Mr. Roux is also a director of Voxware, Inc. and the Western NIS Enterprise Fund.

Mr. Ocampo, 43, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since October 1992. He was Vice President, General Counsel and Corporate Secretary from September 1990 to September 1992. He served as General Counsel, Legal Operations from July 1989 to August 1990, and as Associate General Counsel from July 1986 to June 1989.

Mr. Williams, 44, has been a Vice President of the Company since October 1990 and Corporate Controller since May 1989. Prior to joining Oracle, Mr. Williams held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm, including Partner from September 1987 to May 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and the Nasdaq National Market since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 5,461 stockholders of record as of May 31, 1996. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                  LOW SALE PRICE HIGH SALE PRICE
                                                  -------------- ---------------
   Fiscal 1996:
    Fourth Quarter...............................     $26.49         $36.00
    Third Quarter................................      26.33          36.67
    Second Quarter...............................      23.33          32.50
    First Quarter................................      22.67          29.58
   Fiscal 1995:
    Fourth Quarter...............................     $18.67         $25.67
    Third Quarter................................      16.45          21.42
    Second Quarter...............................      17.17          20.67
    First Quarter................................      14.95          19.72

On March 14, 1996, the Company effected a three-for-two stock split in the form of a common stock dividend distributed on April 16, 1996 to stockholders of record as of April 2, 1996. All share and per share data have been retroactively adjusted to reflect the stock split.

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                              YEAR ENDED MAY 31,
                            ------------------------------------------------------
                               1996       1995       1994       1993       1992
                            ---------- ---------- ---------- ---------- ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues................ $4,223,300 $2,966,878 $2,001,147 $1,502,768 $1,178,496
   Operating income........    904,891    649,721    419,953    216,979    113,663
   Net income..............    603,279    441,518    283,720     98,256     61,510
   Earnings per share......       0.90       0.66       0.43       0.15       0.10
   Total assets............  3,357,243  2,424,517  1,594,984  1,184,020    955,572
   Short-term debt.........      5,623      9,599      6,898     10,684     16,512
   Long-term debt..........        897     81,721     82,845     86,380     95,935
   Stockholders' equity....  1,870,449  1,211,358    740,553    528,039    435,034

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In fiscal 1996, 1995 and 1994, the Company continued to improve its operating margins (prior to the effect of the fiscal 1996 adjustment for acquired in-process research and development) over the corresponding prior year periods due to increases in revenue growth, coupled with lower research and development and general and administrative expenses as a percentage of revenues. The Company's revenue growth rate was 42%, 48% and 33% in fiscal 1996, 1995 and 1994, respectively. Sales and marketing expenses continued to represent the largest category of operating expenses, constituting 37% of revenues in fiscal years 1996, 1995 and 1994. Cost of services as a percentage of total revenues increased to 26% in fiscal 1996 and 1995 from 25% in fiscal 1994. The Company's investment in research and development decreased to 10% of revenues in fiscal 1996 and 1995 from 12% of revenues in fiscal 1994, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues decreased to 6% in fiscal 1996 and 1995 from 7% in fiscal 1994. Overall, operating income as a percentage of revenues was 21% (23% prior to the adjustment for acquired in-process research and development), 22% and 21% in fiscal 1996, 1995 and 1994, respectively.

Domestic revenues increased 47% and 52% in fiscal 1996 and 1995, respectively, while international revenues increased 39% and 46% in fiscal 1996 and 1995, respectively. International revenues were negatively affected in fiscal 1996 and positively affected in fiscal 1995 when compared to the corresponding prior year periods due to changes in the value of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 41% and 34% in fiscal 1996 and 1995, respectively. Revenues from international customers were approximately 57%, 58% and 59% of revenues in fiscal 1996, 1995 and 1994, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will continue to be adversely affected if the U.S. dollar strengthens against certain major international currencies.

Quarterly revenues reflect distinct seasonality. This seasonality, combined with uneven changes in sales and marketing expenses, created marked fluctuations in quarterly results of operations. Similar fluctuations may be expected in the future, although they will be somewhat mitigated as service revenues increase as a percentage of total revenues. See "Quarterly Results of Operations" below.

REVENUES:

                            FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995 CHANGE FISCAL YEAR 1994
                            ---------------- ------ ---------------- ------ ----------------
   Licenses and Other......    $2,296,572     37%      $1,673,731     44%      $1,163,808
   Percentage of revenues..         54.4%                   56.4%                   58.2%
   Services................    $1,926,728     49%      $1,293,147     54%      $  837,339
   Percentage of revenues..         45.6%                   43.6%                   41.8%
     Total Revenues........    $4,223,300     42%      $2,966,878     48%      $2,001,147

LICENSES AND OTHER REVENUES. During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its relational DBMS operates, and as additional software products have been acquired or introduced. License revenues for software used on computers utilizing the UNIX operating system decreased to 70% of license revenues in fiscal 1996 from 73% in fiscal 1995 and 71% in fiscal 1994. License revenues for use on desktop computers increased from 17% in both fiscal 1994 and 1995 to 19% in fiscal 1996. License revenues from software for use on computers utilizing other proprietary operating systems, including DEC, IBM and other proprietary vendors were 11%, 10% and 12% in fiscal 1996, 1995 and 1994, respectively.

License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues. Excluding the systems integration business, which continues to represent an increasingly smaller percentage of total revenues, license and other revenues increased 39% and 45% in fiscal 1996 and 1995, respectively. The Company believes that the year over year growth rates were due primarily to an overall increase in market demand for database and related products, increased market acceptance of the Company's relational DBMS and applications products, and the addition of revenues generated from the acquisitions of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The lower license and other growth rate experienced in fiscal 1996 was due primarily to a negative currency impact in fiscal 1996 combined with a positive currency impact in fiscal 1995.

SERVICES REVENUES. Support, consulting and education services revenues each increased in fiscal 1996 and 1995 over the corresponding prior year levels. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 55% and 53% in fiscal 1996 and 1995, respectively. This growth reflects the continued increase in the installed base of the Company's products under support contracts, increased revenue associated with a broad range of support offerings, and support revenues associated with the recently acquired Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. Consulting and education services grew 44% and 56% in fiscal 1996 and 1995, respectively, as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                             FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995 CHANGE FISCAL YEAR 1994
                             ---------------- ------ ---------------- ------ ----------------
   Sales and Marketing.....     $1,549,231      40%     $1,103,345      47%     $  749,796
   Percentage of revenues..          36.7%                   37.2%                   37.5%
   Cost of Services........     $1,096,013      41%     $  779,012      56%     $  499,213
   Percentage of revenues..          26.0%                   26.3%                   24.9%
   Research and Development
    (1)....................     $  389,093      49%     $  260,597      32%     $  197,086
   Percentage of revenues..           9.2%                    8.8%                    9.8%
   General and
    Administrative.........     $  233,141      34%     $  174,203      29%     $  135,099
   Percentage of revenues..           5.5%                    5.9%                    6.8%
   Acquired In-Process
    Research and
    Development............     $   50,931       *              --      --              --
   Percentage of revenues..           1.2%                      --                      --

- --------
*Not meaningful
(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 1.1%, 1.6% and 1.9% of total revenues during fiscal 1996, 1995 and 1994, respectively.

Similar to the trend in international revenues, the Company's international expense growth rates were positively affected in fiscal 1996 and negatively affected in fiscal 1995 when compared to the corresponding prior year periods due to changes in the value of the U.S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect and electronic channels in order to increase market share, while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in both fiscal 1996 and 1995 when compared to fiscal 1994, primarily as a result of higher revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below) which was essentially unchanged between years and thus, contributed to the decrease in sales and marketing expenses as a percentage of revenues.

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services were 57% in fiscal 1996, having decreased from 60% in both fiscal 1995 and fiscal 1994. The Company's service margins for fiscal 1996 were positively affected versus the prior years due primarily to higher margins in the consulting area and a higher percentage of support revenues which have higher margins than consulting and education revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 10% of total revenues in fiscal 1996 and 1995, and 12% of total revenues in fiscal 1994, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 42% in fiscal 1996 versus a 31% increase in fiscal 1995. A portion of this increase was due to research and development staff hired in connection with the acquisitions of the Rdb and repository businesses of Digital Equipment Corporation and the on-line analytical processing business of Information Resources, Inc. The Company capitalized $48,031,000, $48,187,000 and $38,067,000 of computer software development costs in fiscal 1996, 1995 and 1994, respectively, which represented 11% of total expenditures for research and development in fiscal 1996 and 16% in fiscal 1995 and 1994. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $48,815,000, $48,662,000 and $39,318,000, in fiscal 1996, 1995 and 1994, respectively. The
Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in both fiscal 1996 and 1995 as compared to their corresponding prior year periods, primarily because of higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                            FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995 CHANGE FISCAL YEAR 1994
                            ---------------- ------ ---------------- ------ ----------------
   Other Income (Expense)..     $14,619        58%      $ 9,261       164%      $ 3,510
   Percentage of revenues..        0.3%                    0.3%                    0.2%

Changes in other income and non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. Additionally, the Company realized a gain of approximately $3,100,000 and $1,800,000 during the first quarter of fiscal 1996 and 1995, respectively, related to the sale of certain marketable securities.

PROVISION FOR INCOME TAXES:

                            FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995 CHANGE FISCAL YEAR 1994
                            ---------------- ------ ---------------- ------ ----------------
   Provision for Income
    Taxes..................     $316,231       45%      $217,464       56%      $139,743
   Percentage of revenues..         7.5%                    7.3%                    7.0%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. See Note 7 of Notes to Consolidated Financial Statements. The effective tax rate was 34.4% in fiscal 1996 and 33% in fiscal 1995 and 1994. The increase in the tax rate in fiscal 1996 is due to the expiration of the federal research and development credit and the relative profitability of legal entities.

NET INCOME AND EARNINGS PER SHARE:

                            FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995 CHANGE FISCAL YEAR 1994
                            ---------------- ------ ---------------- ------ ----------------
   Net Income..............     $603,279       37%      $441,518       56%      $283,720
   Percentage of revenues..        14.3%                   14.9%                   14.2%
   Earnings Per Share......     $   0.90       36%      $   0.66       53%      $   0.43

QUARTERLY RESULTS OF OPERATIONS

The Company believes that fourth quarter revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1997. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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

                                            FISCAL 1996 QUARTER ENDED
                                  ---------------------------------------------
                                  AUGUST 31  NOVEMBER 30 FEBRUARY 29   MAY 31
                                  ---------- ----------- ----------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues...................... $  771,803 $  967,184  $1,020,239  $1,464,074
   Operating income.............. $   74,191 $  204,612  $  219,942  $  406,146
   Net income.................... $   53,763 $  136,901  $  146,290  $  266,325
   Earnings per share (1)........ $     0.08 $     0.20  $     0.22  $     0.40
   Number of common and common
    equivalent shares
    outstanding..................    669,776    670,710     670,479     671,667
                                            FISCAL 1995 QUARTER ENDED
                                  ---------------------------------------------
                                  AUGUST 31  NOVEMBER 30 FEBRUARY 28   MAY 31
                                  ---------- ----------- ----------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues...................... $  556,474 $  670,280  $  722,245  $1,017,879
   Operating income.............. $   87,543 $  137,932  $  154,851  $  269,395
   Net income.................... $   61,200 $   93,866  $  104,777  $  181,675
   Earnings per share............ $     0.09 $     0.14  $     0.16  $     0.27
   Number of common and common
    equivalent shares
    outstanding..................    664,871    665,150     664,538     667,037

- --------
(1) Earnings per share before the effect of the adjustment for acquired in-process research and development was $0.13 per share in the quarter ended August 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

                                               FISCAL YEAR ENDED MAY 31,
                                        -----------------------------------------
                                          1996   CHANGE   1995   CHANGE    1994
                                        -------- ------ -------- ------  --------
                                                     (IN THOUSANDS)
   Working capital....................  $829,501   48%  $562,045   43%   $393,511
   Cash and cash investments..........   882,871   51%   585,818   26%    464,758
   Cash provided by operating
    activities........................   889,157   56%   568,684   28%    443,451
   Cash used for investing activities.   551,488   11%   495,769   84%    269,888
   Cash used for financing activities.    88,291  451%    16,034  (69%)    51,305

Working capital increased in both fiscal 1996 and 1995 over the corresponding prior year periods, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in both fiscal 1996 and 1995, due primarily to improved profitability and strong cash collections.

Cash used for investing activities increased in fiscal 1996 as compared to the corresponding prior year period due primarily to higher capital expenditures. Additionally, in fiscal 1996, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc., including all related software products, for approximately $100,000,000 in cash on July 27, 1995. Cash used for investing activities increased in fiscal 1995 over 1994 due in part to the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation for approximately $108,000,000 in cash. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

The Company's Board of Directors has approved the repurchase of up to 27,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 4,478,134 shares of the Company's Common Stock for approximately $113,087,000 in fiscal 1996, 4,201,875 shares of the Company's Common Stock for approximately $75,859,000 in fiscal 1995, 6,221,250 shares of the Company's Common Stock for approximately $81,157,000 in fiscal 1994 and 7,215,750 shares of the Company's Common Stock for approximately $43,626,000 in fiscal 1993. The Company used cash flow from operations to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During fiscal 1995 and 1994, the Company sold 5,752,500 put warrants. On March 24, 1995, 3,502,500 of these put warrants were canceled at minimal cost and the remaining options expired without being exercised. Additionally, the Company purchased 3,595,500 call options in fiscal 1995 and 1994. On July 6, 1995, the Company sold 2,189,250 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 1,406,250 call options were exercised in October 1995 at $21.08 per share for a total of $29,648,000. The remaining put warrants expired in October 1995 without exercise.

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

At May 31, 1996, the Company had outstanding debt of $6,520,000 primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs at least through May 31, 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and in particular its license revenues, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including
(i) the relatively long sales cycles for the Company's products, (ii) the size and timing of individual license transactions, (iii) the timing of the introduction of new products or product enhancements by the Company or its competitors, (iv) the potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, and (vi) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels.

The Company operates with little or no license backlog and, as a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels. Further, any other unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company believes that fourth quarter revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1997. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor could also adversely affect first quarter revenues.

MANAGEMENT OF GROWTH. The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, forecast revenues and control expenses. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. If any such vendor introduces new products into one or more of the Company's various markets, the Company's business could be adversely affected. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition from such companies in the various markets in which it competes, particularly in the current economy in which a significant amount of financing is available to start-up companies.

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense, particularly in the strong economic cycle currently prevailing for high technology companies. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a noncompetition agreement although stock options are issued to many employees as part of the Company's employee retention program. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the enterprise and departmental database marketplace where certain vendors offer deep discounts in an effort to recapture or gain marketshare. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions could adversely affect the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

SHIFTING POPULARITY OF OPERATING SYSTEMS. Microsoft's Windows and Windows NT operating systems are becoming an established alternative to the UNIX operating system in certain market segments. The Company derives significant revenues from sales of its products that run on UNIX. At present, Oracle7 and certain other Company products run on both UNIX and NT. However, if Microsoft denies the Company early access to new versions of NT, or the Company's ability to port to or run on the NT operating system is otherwise inhibited, or the Company fails to successfully position and/or price its products in the market, it could have a material adverse effect on the Company's ability to compete effectively in the NT market.

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

Significant undetected errors or delays in new products or new versions of a product may affect market acceptance of the Company's products and adversely affect operating results. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products or if customers were dissatisfied with product functionality or performance, the Company's business, results of operations or financial condition could be materially adversely affected.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to market in the future are in various stages of development. Some of these products, such as NC and OLAP products, are in business areas that are new to the Company's product development and sales and product marketing personnel. See "New Business Areas."

RELATIVE PRODUCT PROFITABILITY. Certain of the Company's revenues are derived from products which, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to certain of its other core products. To the extent that revenues generated from such products become a greater percentage of the Company's total revenues, the Company's operating margins may be adversely affected, unless the expenses associated with such products decline as a percentage of revenues.

ALTERNATE DISTRIBUTION CHANNELS. The Company historically has relied heavily on its direct sales force. However, the Company is moving increasingly toward indirect, electronic and other alternate distribution channels to meet competitive demands. There can be no assurances that the Company will be successful in shifting to these alternate distribution channels. If the Company is not successful, the Company may miss significant sales opportunities.

UNCERTAINTY OF EMERGING AREAS. The impact on the Company of emerging areas such as the Internet, on-line services and electronic commerce is uncertain. There can be no assurances that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurances that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas.

NEW BUSINESS AREAS. The Company has in recent years diversified into a number of new business areas including Internet and interactive media applications and data warehousing. It also has begun to develop hardware reference specifications and to promote the use of network computers. These areas are new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The Company's success with its network computer product, NC, and network computers generally is difficult to predict because network computers represent a method of computing that is new to the entire computer industry because the software resides on a network as opposed to the desktop. Network computers are not yet commercially available. Their successful introduction to the market will depend in large measure on the commitment by hardware vendors to manufacture, promote and distribute network computers. There can be no assurances that sufficient numbers of hardware vendors will undertake this commitment, that the market will accept network computers or that they will generate significant revenues to the Company. See "New Products."

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, and longer payment cycles in certain countries. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar therefore could adversely affect future revenues and operating results. Foreign currency transaction gains and losses are primarily related to sublicense fee agreements between the Company and selling distributors and subsidiaries. These gains and losses are charged against earnings in the period incurred.

The Company has reduced its transaction and translation gains and losses associated with converting foreign currencies into U.S. dollars by using forward foreign exchange contracts to hedge transaction and translation exposures in certain currencies. Such contracts meet the criteria established in SFAS 52 for hedge accounting treatment. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any such future acquisitions or investments would be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party proprietary rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlap. Regardless of its merit, any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements may not be offered or may not be available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's results of operations, changes in prices of the Company's or its competitors' products and services, changes in the Company's revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

LONG-TERM INVESTMENT CYCLE. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ended May 31, 1997 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Because the Company's sales are primarily to major corporate, government, education and other business customers, the Company's business also partly depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy or otherwise, may result in decreased revenues (or declining revenue growth rates) for the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-
K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 14, 1996.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 14, 1996. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 14, 1996 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 14, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 14, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1.FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this report:

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants.............................   26
     Consolidated Financial Statements:
      Balance Sheets as of May 31, 1996 and 1995..........................   27
      Statements of Operations for the years ended May 31, 1996, 1995 and
       1994...............................................................   28
      Statements of Stockholders' Equity for the years ended May 31, 1996,
       1995 and 1994......................................................   29
      Statements of Cash Flows for the years ended May 31, 1996, 1995 and
       1994...............................................................   30
      Notes to Consolidated Financial Statements..........................   31

(A)2.FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this report:

                                                                                      PAGE
                                                                                      ----
     II    Valuation and Qualifying Accounts.........................................  44

    All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(A)3.EXHIBITS

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER                                        EXHIBIT TITLE
- -------                                       -------------
 3.01(1)    Registrant's Restated Certificate of Incorporation, as amended to March 11, 1987.
 3.02(4)    Certificate of Amendment of Certificate of Incorporation, dated June 30, 1989.
 3.03(1)    Registrant's Bylaws, as adopted October 30, 1986.
 3.04(7)    Amendment to Registrant's Bylaws, dated January 13, 1989.
 3.05(6)    Amendment to Registrant's Bylaws, dated December 3, 1990.
 3.06(6)    Certificate of Designation specifying the terms of the Series A
            Junior Participating Preferred Stock of Registrant, filed with the
            Secretary of State of Delaware on December 7, 1990.
 3.07(6)    Rights Agreement between Oracle Systems Corporation and the Bank of America,
            N.T. & S.A., dated December 3, 1990.
 3.08(1)    Specimen Certificate of Registrant's Common Stock.
 3.09(15)   Certificate of Amendment of Certificate of Incorporation, dated November 4, 1993.
 3.10(16)   Amendment Number One to Rights Agreement dated December 3, 1990, between
            Oracle Systems Corporation and the Bank of America, N.T. & S.A.
 3.11(16)   Rights Agreement dated August 1, 1991, between Oracle Systems Corporation and
            Harris Trust Company of California.
 3.12(18)   Certificate of Amendment of Certificate of Incorporation dated January 13, 1995.
10.01(2)*   Registrant's Stock Option Plan (1985), as amended to date, and related documents.
10.02(2)*   Stock Option Agreement with Lawrence J. Ellison for the purchase of 720,000 shares of the Registrant's Common Stock, dated October 2, 1986.
10.03(5)*   1990 Directors' Stock Option Plan as adopted July 30, 1990, and related documents.
10.04(9)*   1990 Executive Officers' Stock Option Plan as adopted October 15, 1990, and related documents.
10.05(10)*  1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.
10.06(12)*  Oracle Systems Corporation Employee Stock Purchase Plan (1992), as adopted August
            24, 1992.
10.07(13)*  1993 Directors' Stock Option Plan as adopted May 24, 1993.
10.08(17)*  Amendment to 1993 Directors' Stock Option Plan as adopted May 31, 1994.
10.09(4)    Lease Agreement for 500 Centrum Plaza Drive by and between Oracle Corporation and
            Centrum V Associates dated May 10, 1989.
10.10(4)    Lease Agreement for 400 Centrum Plaza Drive by and between Oracle Corporation and
            Centrum V Associates dated May 10, 1989.
10.11(5)    Lease Agreement for 300 Centrum Plaza Drive by and between Oracle Corporation and
            Centrum V Associates dated December 11, 1989.
10.12(5)    Lease Agreement for 100 Square by and between Oracle Corporation UK Limited,
            Oracle Systems Corporation and Guidefront Limited dated June 8, 1989.
10.13(12)*  Letter, dated July 9, 1992, from Oracle Corporation to James A. Abrahamson, and amendment, dated January 6, 1993.
10.14(14)   Loan purchase and sale agreement among Oracle Corporation and Connecticut General
            Life Insurance Company, dated August 19, 1993, the related notes and related documents.
10.15(15)*  1993 Oracle Corporation Deferred Compensation Plan.
10.16(18)*  Summary of arrangement with James A. Abrahamson.
10.17(11)   Preferred Strategic Relationship Agreement by and among Oracle
            Systems Corporation, Oracle Corporation, Oracle Corporation Japan,
            and Nippon Steel Corporation, dated December 9, 1991.

EXHIBIT
NUMBER                                       EXHIBIT TITLE
- -------                                      -------------
10.18(11)  Holding Warrant Agreement by and among Oracle Systems Corporation, Oracle
           Corporation, Oracle Japan Holding, Inc., Nippon Steel Corporation, and Nippon
           Steel Europe B.V., dated December 9, 1991.
10.19(11)  Common Stock Warrant Certificate of Oracle Japan Holding, Inc., dated December 9,
           1991.
10.20(11)  Certificate of Designations, Preferences and Rights of Series A Convertible
           Preferred Stock of Oracle Japan Holding, Inc., dated December 9, 1991.
10.21(11)  Oracle Japan Warrant Agreement by and among Oracle Systems Corporation,
           Oracle Corporation, Oracle Japan Holding, Inc., Nippon Steel Corporation, and
           Nippon Steel Europe B.V., dated December 9, 1991.
10.22(11)  Common Stock Warrant Certificate of Oracle Corporation Japan, dated December 9,
           1991.
10.23(11)  Product Activities Agreement by and among Oracle Systems Corporation, Oracle
           Corporation, and Nippon Steel Corporation, dated December 9, 1991.
10.24(11)  Integration Agreement among Oracle Systems Corporation, Oracle Corporation,
           Oracle Corporation Japan, Oracle Japan Holding, Inc., Nippon Steel Corporation,
           Nippon Steel U.S.A., and Nippon Steel Europe B.V., dated December 9, 1991.
10.25(11)  Tax Sharing and Payment Agreement by and between Oracle Systems Corporation,
           Oracle Corporation, Oracle Japan Holding, Inc., Nippon Steel Corporation, and
           Nippon Steel Europe B.V., dated December 9, 1991.
21.01      Subsidiaries of the Registrant.
23.01      Consent of Arthur Andersen LLP.
27.1       Financial Data Schedule.

- --------
*Indicates management contract or compensatory plan or arrangement.
 (1) Incorporated by reference to the Form S-1 Registration Statement filed March 27, 1987, File No. 33-12941.
 (2) Incorporated by reference to the Form S-8 Registration Statement filed February 24, 1986, File No. 33-3536, as amended.
 (3) Incorporated by reference to the Form S-8 Registration Statement filed September 15, 1987, File No. 33-16749.
 (4) Incorporated by reference to the Form 10-K filed August 25, 1989.
 (5) Incorporated by reference to the Form 10-K filed on August 27, 1990.
 (6) Incorporated by reference to the Form 8-K filed on December 10, 1990.
 (7) Incorporated by reference to the Form 10-Q filed on January 11, 1991.
 (8) Incorporated by reference to the Form 10-Q filed on April 12, 1991.
 (9) Incorporated by reference to the Form 10-K filed on August 28, 1991.
(10) Incorporated by reference to the Form S-8 Registration Statement filed December 23, 1991, File No. 33-44702.
(11) Incorporated by reference to the Form 10-Q filed on January 13, 1992.
(12) Incorporated by reference to the Form 10-Q filed on January 7, 1993.
(13) Incorporated by reference to the Form 10-K filed on July 22, 1993.
(14) Incorporated by reference to the Form 10-Q filed on September 23, 1993.
(15) Incorporated by reference to the Form 10-Q filed on January 11, 1994.
(16) Incorporated by reference to the Form 8-A filed on February 28, 1994.
(17) Incorporated by reference to the Form 10-K filed on July 27, 1994.
(18) Incorporated by reference to the Form 10-K filed on August 25, 1995.

(B)REPORTS ON FORM 8-K

  None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

San Jose, California
June 19, 1996

                               ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          AS OF MAY 31, 1996 AND 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MAY 31,
                                                 ---------------------
                                                    1996       1995
                                                 ---------- ----------
                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...................... $  715,742 $  480,158
 Short-term cash investments....................    125,166    105,660
 Trade receivables, net of allowance for doubt-
  ful accounts of $105,711 in 1996 and $67,728
  in 1995.......................................  1,084,858    764,734
 Other receivables..............................    119,118     81,608
 Prepaid and refundable income taxes............    171,560    135,491
 Prepaid expenses and other current assets......     68,021     49,543
                                                 ---------- ----------
  Total current assets..........................  2,284,465  1,617,194
LONG-TERM CASH INVESTMENTS......................     41,963         --
PROPERTY, net...................................    685,754    535,034
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of ac-
 cumulated amortization of $78,025 in 1996 and
 $70,515 in 1995................................     99,072     99,855
OTHER ASSETS....................................    245,989    172,434
                                                 ---------- ----------
  Total assets.................................. $3,357,243 $2,424,517
                                                 ========== ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable to banks......................... $    4,377 $    6,221
 Current maturities of long-term debt...........      1,246      3,378
 Accounts payable...............................    169,895    124,773
 Income taxes...................................    181,999    134,121
 Accrued compensation and related benefits......    295,048    211,643
 Customer advances and unearned revenues........    434,435    316,273
 Value added tax and sales tax payable..........     99,409     67,449
 Other accrued liabilities......................    268,555    191,291
                                                 ---------- ----------
  Total current liabilities.....................  1,454,964  1,055,149
LONG-TERM DEBT..................................        897     81,721
OTHER LONG-TERM LIABILITIES.....................     21,726     10,361
DEFERRED INCOME TAXES...........................      9,207     27,490
PUT WARRANTS....................................         --     38,438
COMMITMENTS (Note 5)............................         --         --
STOCKHOLDERS' EQUITY:
 Preferred stock, $0.01 par value--authorized,
  1,000,000 shares; outstanding: none...........         --         --
 Common stock, $0.01 par value, and additional
  paid in capital--authorized, 1,000,000,000
  shares; outstanding: 655,825,902 shares in
  1996 and 650,035,632 shares in 1995...........    475,833    338,986
 Retained earnings..............................  1,382,203    854,138
 Accumulated foreign currency translation ad-
  justments and unrealized gain on equity secu-
  rities........................................     12,413     18,234
                                                 ---------- ----------
  Total stockholders' equity....................  1,870,449  1,211,358
                                                 ---------- ----------
  Total liabilities and stockholders' equity.... $3,357,243 $2,424,517
                                                 ========== ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED MAY 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
REVENUES:
 Licenses and other........................ $2,296,572  $1,673,731  $1,163,808
 Services..................................  1,926,728   1,293,147     837,339
                                            ----------  ----------  ----------
  Total revenues...........................  4,223,300   2,966,878   2,001,147
                                            ----------  ----------  ----------
OPERATING EXPENSES:
 Sales and marketing.......................  1,549,231   1,103,345     749,796
 Cost of services..........................  1,096,013     779,012     499,213
 Research and development..................    389,093     260,597     197,086
 General and administrative................    233,141     174,203     135,099
 Acquired in-process research and develop-
  ment.....................................     50,931          --          --
                                            ----------  ----------  ----------
  Total operating expenses.................  3,318,409   2,317,157   1,581,194
                                            ----------  ----------  ----------
OPERATING INCOME...........................    904,891     649,721     419,953
                                            ----------  ----------  ----------
OTHER INCOME (EXPENSE):
 Interest income...........................     30,235      21,095      17,943
 Interest expense..........................     (6,632)     (6,970)     (6,871)
 Other.....................................     (8,984)     (4,864)     (7,562)
                                            ----------  ----------  ----------
  Total other income (expense).............     14,619       9,261       3,510
                                            ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...    919,510     658,982     423,463
 Provision for income taxes................    316,231     217,464     139,743
                                            ----------  ----------  ----------
NET INCOME................................. $  603,279  $  441,518  $  283,720
                                            ==========  ==========  ==========
EARNINGS PER SHARE......................... $     0.90  $     0.66  $     0.43
                                            ==========  ==========  ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING...............................    670,658     665,399     665,402
                                            ==========  ==========  ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)




                           COMMON STOCK AND                  ACCUMULATED FOREIGN
                           ADDITIONAL PAID-                  CURRENCY TRANSLATION
                              IN CAPITAL                         ADJUSTMENTS
                         ---------------------                 AND UNREALIZED
                           NUMBER                RETAINED      GAIN ON EQUITY
                          OF SHARES    AMOUNT    EARNINGS        SECURITIES        TOTAL
                         -----------  --------  ----------  -------------------- ----------
BALANCES, May 31, 1993.. 640,025,546  $202,913  $  322,429        $ 2,697        $  528,039
Common stock issued
 under stock option
 plans, net.............   7,347,063    10,868          --             --            10,868
Common stock issued
 under stock purchase
 plan...................   3,160,404    27,844          --             --            27,844
Reclassification of put
 warrant obligations....          --    (1,381)    (37,049)            --           (38,430)
Repurchase of common
 stock..................  (6,221,250)   (2,078)    (79,079)            --           (81,157)
Effect of common stock
 dividend...............          --     1,426      (1,426)            --                --
Tax benefits from stock
 plans..................          --    14,908          --             --            14,908
Foreign currency
 translation
 adjustments............          --        --          --         (5,239)           (5,239)
Net income..............          --        --     283,720             --           283,720
                         -----------  --------  ----------        -------        ----------
BALANCES, May 31, 1994.. 644,311,763   254,500     488,595         (2,542)          740,553
Common stock issued
 under stock option
 plans, net.............   7,009,377    19,679          --             --            19,679
Common stock issued
 under stock purchase
 plan...................   2,916,367    40,968          --             --            40,968
Reclassification of put
 warrant obligations....          --       328        (336)            --                (8)
Repurchase of common
 stock..................  (4,201,875)   (2,187)    (73,672)            --           (75,859)
Effect of common stock
 dividend...............          --     1,967      (1,967)            --                --
Tax benefits from stock
 plans..................          --    23,731          --             --            23,731
Foreign currency
 translation
 adjustments............          --        --          --         20,776            20,776
Net income..............          --        --     441,518             --           441,518
                         -----------  --------  ----------        -------        ----------
BALANCES, May 31, 1995.. 650,035,632   338,986     854,138         18,234         1,211,358
Common stock issued
 under stock option
 plans, net.............   7,145,391    31,720          --             --            31,720
Common stock issued
 under stock purchase
 plan...................   3,123,013    61,071          --             --            61,071
Reclassification of put
 warrant obligations....          --     1,053      37,385             --            38,438
Proceeds from call
 options exercised......          --    17,175          --             --            17,175
Repurchase of common
 stock..................  (4,478,134)   (2,676)   (110,411)            --          (113,087)
Effect of common stock
 dividend...............          --     2,188      (2,188)            --                --
Tax benefits from stock
 plans..................          --    26,316          --             --            26,316
Foreign currency
 translation
 adjustments............          --        --          --        (12,147)          (12,147)
Unrealized gain on
 equity securities......          --        --          --          6,326             6,326
Net income..............          --        --     603,279             --           603,279
                         -----------  --------  ----------        -------        ----------
BALANCES, May 31, 1996.. 655,825,902  $475,833  $1,382,203        $12,413        $1,870,449
                         ===========  ========  ==========        =======        ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................... $603,279  $441,518  $283,720
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................  219,494   147,772   104,563
  Write-off of acquired in-process research and
   development...................................   50,931        --        --
  Provision for doubtful accounts................   64,412    53,784    33,830
  Increase in trade receivables.................. (449,780) (347,311) (147,502)
  Increase in prepaid and refundable income tax-
   es............................................  (20,377)  (80,183)   (4,608)
  Increase in prepaid expenses and other current
   assets........................................  (37,685)   (5,464)  (11,887)
  Increase in accounts payable...................   48,392    24,113    23,465
  Increase in income taxes.......................   86,367    90,713    30,334
  Increase in other accrued liabilities..........  210,984   181,638    65,632
  Increase in customer advances and unearned rev-
   enues.........................................  127,126    77,223    35,049
  Increase (decrease) in deferred income taxes...  (25,351)  (13,341)   28,752
  Increase (decrease) in other non-current lia-
   bilities......................................   11,365    (1,778)    2,103
                                                  --------  --------  --------
 Net cash provided by operating activities.......  889,157   568,684   443,451
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of cash investments.................. (238,960) (176,536)  (71,728)
  Proceeds from maturities of cash investments...  177,491   130,824   116,271
  Capital expenditures........................... (308,392) (262,046) (250,650)
  Capitalization of computer software development
   costs.........................................  (48,031)  (48,187)  (38,067)
  Increase in other assets....................... (133,596) (139,824)  (25,714)
                                                  --------  --------  --------
 Net cash used for investing activities.......... (551,488) (495,769) (269,888)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under notes payable
   and long-term debt............................  (81,624)    5,346      (987)
  Payments of capital leases.....................   (3,546)   (6,168)   (7,873)
  Proceeds from common stock issued..............   92,791    60,647    38,712
  Proceeds from sales of call options............   17,175        --        --
  Repurchase of common stock..................... (113,087)  (75,859)  (81,157)
                                                  --------  --------  --------
 Net cash used for financing activities..........  (88,291)  (16,034)  (51,305)
                                                  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........  (13,794)   18,467    (2,008)
                                                  --------  --------  --------
 Net increase in cash and cash equivalents.......  235,584    75,348   120,250
CASH AND CASH EQUIVALENTS:
 Beginning of year...............................  480,158   404,810   284,560
                                                  --------  --------  --------
 End of year..................................... $715,742  $480,158  $404,810
                                                  ========  ========  ========

See notes to consolidated financial statements.

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle Corporation designs, develops, markets and supports computer software products with a wide variety of uses, including database management and network products, application development and business intelligence productivity tools, and client server business applications. The Company also offers consulting, education and support services in support of its customers' use of its software products.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. At May 31, 1996 and 1995, accumulated foreign translation balances were $6,087,000 and $18,234,000, respectively.

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments. The primary hedging instruments are forward foreign exchange contracts. At May 31, 1996, the Company had approximately $149,415,000 of forward foreign exchange contracts outstanding used to hedge intercompany accounts of certain of its international subsidiaries, and $98,058,000 of equity hedges outstanding used to hedge the net assets of certain of its international subsidiaries. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. The intercompany balances primarily reflect sub-license fees owed to Oracle Corporation or intercompany loans. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Net foreign exchange transaction losses and expenses were $4,232,000, $3,732,000 and $6,589,000 in fiscal 1996, 1995 and 1994, respectively, and are included in other income and expense. Net gains on equity hedges were $9,051,000 in fiscal 1996, net losses on equity hedges were $10,213,000 and $2,239,000 in fiscal 1995 and 1994, respectively. These net gains and losses on equity hedges were recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


As of May 31, 1996, the fair value (and carrying amount) of these foreign forward exchange contracts were as follows:

                                                        CONTRACT
                                                         AMOUNT     FAIR VALUE
                                                      ------------ ------------
   Intercompany account hedges....................... $149,415,000 $149,359,000
   Equity hedges..................................... $ 98,058,000 $103,424,000

At May 31, 1996, maturities of the Company's forward foreign exchange and equity hedge contracts were twelve months or less in term.

Statements of Cash Flows

The Company paid income taxes in the amount of $438,791,000, $223,725,000 and $69,267,000, and interest expense of $8,616,000, $6,087,000 and $6,887,000, during the fiscal years ended 1996, 1995 and 1994, respectively. In fiscal 1996, 1995 and 1994, the Company received income tax refunds in the amount of $6,201,000, $809,000 and $467,000, respectively. The Company purchased equipment under capital leases in the amount of $803,000, $1,438,000 and $1,702,000 in fiscal 1996, 1995 and 1994, respectively.

Non-cash transactions in fiscal 1996 included the expiration of $38,438,000 of put warrants which were reclassified from liabilities to stockholders' equity.

Substantially all of the Company's cash and cash equivalents at May 31, 1996 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds and tax-free municipal securities with original maturities or puts of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Cash investments at May 31, 1996 primarily consisted of tax-exempt municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or puts of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of this statement on a prospective basis in the first quarter of fiscal year 1995 and the effect on its financial statements was not significant. In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. The Company has classified its marketable equity securities as available for sale (included in "Other Assets" in the accompanying consolidated balance sheets) and has recorded a net unrealized holding gain in equity of $6,326,000 which is included in "Unrealized gain on equity securities" in the accompanying consolidated balance sheets.

At May 31, 1996, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                            AMORTIZED AGGREGATE    UNREALIZED
                                              COST    FAIR VALUE GAINS/(LOSSES)
                                            --------- ---------- --------------
                                                      (IN THOUSANDS)
   Debt securities issued by states of the
    United States and political
    subdivisions of the states............. $131,119   $130,625      $(494)
   Corporate debt securities...............   36,010     36,101         91
                                            --------   --------      -----
     Total cash investments................ $167,129   $166,726      $(403)
                                            ========   ========      =====

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


All of the Company's long-term investments mature within 18 months.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customer's financial condition and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is highly diversified.

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

In fiscal 1996 and 1995, the Company purchased approximately $300,000 and $1,000,000, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, Chief Executive Officer of the Company, for use for a variety of internal development and production purposes.

Software Development Costs

The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $48,031,000, $48,187,000 and $38,067,000, in fiscal 1996, 1995 and 1994, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). Amortization amounted to $48,815,000, $48,662,000 and $39,318,000, for the fiscal years ended May 31, 1996, 1995 and 1994, respectively, and is included in sales and marketing expenses.

Acquisitions

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for approximately $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying consolidated statement of operations in fiscal 1996. Additionally, intangible assets with an assigned value of approximately $30,000,000 were included in "Other Assets" in the accompanying consolidated balance sheet and are being amortized over a five year period. Amortization expense of approximately $5,000,000 was charged to general and administrative expenses in the accompanying consolidated statement of operations in fiscal 1996.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services, for approximately $108,000,000 in cash. Intangible assets, with an assigned value of approximately $105,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a seven year period. Amortization expense of approximately $15,000,000 and $8,000,000 was charged to cost of services in the accompanying consolidated statements of operations in fiscal 1996 and 1995, respectively.

Long Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at May 31, 1996.

Revenue Recognition

The Company generates several types of revenue including the following:

License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users on a specified computer. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of program copies, the number of users, the number of CPUs or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for shrink-wrap, government and telemarketing customers) are recognized as revenue upon shipment if there are no significant, post-delivery obligations and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. The Company provides for sales returns based on historical rates of return.

The Company receives sublicense fees from its Business Alliance Program ("BAP") members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the BAP member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

Support Agreements. Support agreements generally call for the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statement of operations.

Consulting and Education Services. The Company provides consulting and education services to its customers; revenue from such services is generally recognized as the services are performed.

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which will be effective for the Company in fiscal year 1997. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company plans to adopt the disclosure provisions of this statement and, therefore, does not anticipate that SFAS No. 123 will have a material impact on its financial position, results of operations or cash flows.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Income Taxes

Deferred income taxes are provided for timing differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for capitalized software development costs, the timing of recognition of certain revenue items, the timing of the deductibility of certain reserves and accruals for income tax purposes and the timing of recognition of dividends from subsidiaries.

Earnings Per Share

On March 14, 1996, the Company effected a three-for-two stock split in the form of a common stock dividend distributed April 16, 1996 to stockholders of record as of April 2, 1996. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will become effective for the Company's year ending May 31, 1997. The Company has studied the implications of SFAS No. 121 and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.PROPERTY

  Property consists of:

                                                            YEAR ENDED MAY 31,
                                                            -------------------
                                                              1996       1995
                                                            ---------  --------
                                                              (IN THOUSANDS)
      Computer equipment................................... $ 523,991  $372,013
      Furniture and fixtures...............................   172,355   133,817
      Automobiles..........................................     4,764     5,636
      Buildings and improvements...........................   344,071   270,027
      Land.................................................    83,413    76,952
                                                            ---------  --------
       Total............................................... 1,128,594   858,445
      Accumulated depreciation and amortization............  (442,840) (323,411)
                                                            ---------  --------
       Property, net....................................... $ 685,754  $535,034
                                                            =========  ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Leased equipment under capital leases included in property at May 31, 1996 and 1995 was $30,428,000 and $38,837,000, respectively. Accumulated amortization of leased equipment at such dates was $27,650,000 and $31,256,000, respectively.


As of May 31, 1996, future minimum annual lease payments under capital leases together with their present value were:

      YEAR ENDED MAY 31,
      ------------------                                          (IN THOUSANDS)
      1997.......................................................     $1,451
      1998.......................................................        675
      1999.......................................................        193
      2000.......................................................         35
      2001.......................................................          1
                                                                      ------
       Total minimum lease payments..............................      2,355
      Amounts representing interest..............................       (312)
                                                                      ------
       Present value of minimum lease payments...................     $2,043
                                                                      ======

3.NOTES PAYABLE

At May 31, 1996 and 1995, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $4,377,000 and $6,221,000, respectively. Interest on the borrowings outstanding at May 31, 1996 ranged from 3% to 16%.

4.LONG-TERM DEBT

Long-term debt consists of:

                                                            YEAR ENDED MAY 31,
                                                            -------------------
                                                              1996      1995
                                                            --------- ---------
                                                              (IN THOUSANDS)
      Subordinated debt.................................... $     --  $  80,000
      Other................................................      100        144
      Capital lease obligations (See Note 2)...............    2,043      4,955
                                                            --------  ---------
       Total...............................................    2,143     85,099
      Current maturities...................................   (1,246)    (3,378)
                                                            --------  ---------
      Long-term debt....................................... $    897  $  81,721
                                                            ========  =========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

In December 1991, the Company entered into an $80 million subordinated note purchase agreement with Nippon Steel Corporation ("NSC") which was terminated on March 1, 1996 upon the redemption in full of the subordinated note by the Company. In connection with this agreement, the Company also entered into a strategic relationship with NSC to target major customers and industries in Japan; this relationship continues even though the subordinated note was redeemed. NSC has committed to purchase from the Company an ownership position of up to twenty-five percent of Oracle Corporation Japan, a subsidiary of the Company, if shares in Oracle Corporation Japan are sold to the public as a part of an initial public offering. The per share price of the stock would be the same as that offered in the initial public offering. NSC has agreed not to acquire shares of Oracle Corporation Japan beyond the twenty-five percent interest and has agreed not to acquire any shares of the Company, subject to certain exceptions.

As of May 31, 1996, maturities of long-term debt (excluding capital lease obligations--see Note 2) are:

      YEAR ENDED MAY 31,
      ------------------                                          (IN THOUSANDS)
      1997.......................................................      $ 30
      1998.......................................................        33
      1999.......................................................        37
                                                                       ----
       Total.....................................................      $100
                                                                       ====

5.COMMITMENTS

Facilities and certain furniture and equipment are leased under operating leases. The Company has pledged land, having an original cost of approximately $16,000,000, as security for the mortgage loans covering one of the buildings at the Company's headquarters site.

As of May 31, 1996, future minimum annual lease payments (excluding the lease payments related to capitalized facilities discussed in Note 2) are as follows:

      YEAR ENDED MAY 31,
      ------------------                                          (IN THOUSANDS)
      1997.......................................................   $113,457
      1998.......................................................     90,974
      1999.......................................................     69,519
      2000.......................................................     53,449
      2001.......................................................     36,923
      Thereafter.................................................    175,992
                                                                    --------
        Total....................................................   $540,314
                                                                    ========

Rent expense was $179,227,000, $132,647,000 and $105,041,000 for fiscal years
1996, 1995 and 1994, respectively. Rent expense in fiscal 1996, 1995 and 1994 is net of sublease income of approximately $2,020,000, $2,076,000 and $2,366,000, respectively.

6.STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value, became exercisable as established by the Board (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1996, options to purchase 2,850,728 shares were outstanding and vested. As of May 31, 1996, there were no options for shares of Common Stock available for future grant under this plan.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 9,630,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1996, options to purchase 1,866,266 shares of Common Stock were outstanding, of which 929,478 shares were vested. Options for 2,166,290 shares were available for future grant under these plans at May 31, 1996.

In fiscal 1992, the Company adopted the Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 22,500,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. An additional 18,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994. In fiscal 1996, an additional 18,000,000 shares of Common Stock were reserved for issuance under the plan. As of May 31, 1996, options to purchase 35,035,619 shares of Common Stock were outstanding, of which 12,683,958 shares were vested. Options for 15,325,333 shares were available for future grant under the plan at May 31, 1996. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 2,250,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. The plan provides for initial stock option grants of 22,500 shares to each individual who was an outside director on May 24, 1993. In addition, the Chairman of the Executive Committee of the Company's Board of Directors was automatically granted options to purchase 180,000 shares of the Company's Common Stock. Each individual who becomes an outside director after May 24, 1993 shall automatically be granted options to purchase 56,250 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year beginning on May 31, 1994, each outside director will be granted options to purchase 16,875 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, each outside director who has served as a Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 39,375 shares of Common Stock on May 31 of each year beginning on May 31, 1994, provided that the outside director has served as a Chairman of any such committee for at least one year. As of May 31, 1996, options to purchase 465,313 shares of common stock were outstanding, of which 154,683 were vested. Options for 1,653,906 shares were available for future grant under this plan at May 31, 1996.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The following table summarizes stock option plan activity:

                                           SHARES UNDER OPTION   OPTION PRICES
                                           ------------------- -----------------
      Balance, May 31, 1993...............     38,638,467      $ 0.07   - $ 9.70
        Granted...........................     10,506,600        9.14   -  16.06
        Exercised.........................     (7,347,063)       0.07   -   8.75
        Canceled..........................     (4,289,590)       0.10   -  15.28
                                               ----------
      Balance, May 31, 1994...............     37,508,414      $ 0.10   - $16.06
        Granted...........................      8,375,025       15.36   -  24.67
        Exercised.........................     (6,368,127)      15.50   -  24.67
        Canceled..........................     (2,215,530)       1.28   -  21.33
                                               ----------
      Balance, May 31, 1995...............     37,299,782      $ 0.10   - $24.67
        Granted...........................     12,457,219       23.75   -  36.08
        Exercised.........................     (7,066,368)       0.10   -  21.83
        Canceled..........................     (2,472,707)       0.18   -  36.08
                                               ----------
      Balance, May 31, 1996...............     40,217,926      $ 0.38   - $36.08
                                               ==========

As of May 31, 1996, the Company had reserved 59,363,455 shares of Common Stock for the exercise of options.

Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan"), and reserved 36,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 1,125,000 shares of Common Stock for the purpose of ensuring that sufficient shares remained available for a full allocation of shares to all participants in the offering period ended September 30, 1992. The 1987 Purchase Plan was terminated on September 30, 1992, and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "1992 Purchase Plan"), and reserved 9,000,000 shares of Common Stock for issuance thereunder. An additional 9,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1996, 11,941,231 shares had been issued and 6,472,071 shares are reserved for future issuances under this plan.

Shareholder Rights Plan

On December 3, 1990, the Board adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board also authorized the issuance of Rights for each share of Common Stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company.

The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 20% of the Company's Common Stock or (ii) ten business days (or such later date as may be determined by the Board) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of the Company's outstanding

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Common Stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date"). The Rights are initially exercisable for one forty-five hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $55.56 per one forty-five hundredth share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 20% of the Company's Common Stock, then holders of Rights (other than the 20% holder) will be entitled to receive upon exercise of the Right, Common Stock of the Company (or in the case of acquisition of the Company, Common Stock of the acquiror) having a market value of two times the exercise price of the Right.

The Company is entitled to redeem the Rights, for $0.00022 per Right, at the discretion of the Board of Directors, until certain specified times. The rights are not exercisable until the Company's period for redemption has passed. The Company may also require the exchange of rights, at a rate of one share of Common Stock, or one forty-five hundredth share of Series A Junior Participating Preferred Stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Put Warrants

During fiscal 1995 and 1994, the Company sold 5,752,500 put warrants. On March 24, 1995, 3,502,500 of these put warrants were canceled at minimal cost and the remaining options expired without being exercised. Additionally, the Company purchased 3,595,500 call options in fiscal 1995 and 1994. On July 6, 1995, the Company sold 2,189,250 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 1,406,250 call options were exercised in October 1995 at $21.08 per share for a total of $29,648,000. The remaining put warrants expired in October 1995 without exercise.

7.INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                          YEAR ENDED MAY 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
      Domestic....................................... $680,172 $526,815 $306,426
      Foreign........................................  239,338  132,167  117,037
                                                      -------- -------- --------
        Total........................................ $919,510 $658,982 $423,463
                                                      ======== ======== ========

The provision for income taxes consists of the following:

                                                       YEAR ENDED MAY 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
      Current Payable:
       Federal.................................... $253,514  $189,012  $ 50,282
       State......................................   42,738    31,831    11,423
       Foreign....................................  109,712   108,695    50,620
                                                   --------  --------  --------
        Total current.............................  405,964   329,538   112,325
                                                   --------  --------  --------
      Deferred Payable (Prepaid):
       Federal....................................  (67,865)  (63,398)   30,971
       State......................................   (8,129)   (4,282)       97
       Foreign....................................  (13,739)  (44,394)   (3,650)
                                                   --------  --------  --------
        Total deferred............................  (89,733) (112,074)   27,418
                                                   --------  --------  --------
       Total...................................... $316,231  $217,464  $139,743
                                                   ========  ========  ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
      Tax provision at statutory rate............ $321,829  $230,643  $148,212
      Tax credits................................     (692)   (4,600)   (5,219)
      Tax benefit of exempt FSC income...........  (20,831)  (16,368)  (12,666)
      State tax, net of federal benefit..........   22,800    17,308     7,488
      Foreign taxes provided at rates other than
       the U.S. statutory rate...................  (10,373)   (8,575)      284
      Foreign losses not tax benefited...........    8,396     4,104     1,347
      Other......................................   (4,898)   (5,048)      297
                                                  --------  --------  --------
      Provision for income taxes................. $316,231  $217,464  $139,743
                                                  ========  ========  ========

The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
      Deferred Tax Liabilities:
       Capitalized software development costs.... $(34,858) $(33,681) $(28,170)
       State taxes...............................  (13,060)  (10,351)   (6,364)
       Other tax liabilities.....................   (3,259)  (17,099)  (19,042)
                                                  --------  --------  --------
        Total deferred tax liabilities...........  (51,177)  (61,131)  (53,576)
      Deferred Tax Assets:
       Reserves and accruals.....................   74,802    45,990    31,302
       Differences in timing of revenue recogni-
        tion.....................................   51,366    47,698    24,651
       Foreign earnings deemed repatriated.......   49,325    22,938    11,169
       Net operating loss carryovers.............   16,417    19,516     6,119
       Depreciation and amortization.............   29,670     6,294       526
       Other tax assets..........................   40,381    30,939    10,537
                                                  --------  --------  --------
        Total deferred tax assets................  261,961   173,375    84,304
       Valuation allowance.......................   (7,815)   (4,243)  (15,879)
                                                  --------  --------  --------
        Net...................................... $202,969  $108,001  $ 14,849
                                                  --------  --------  --------
      Recorded as:
       Prepaid and refundable income taxes....... $171,560  $135,491  $ 53,765
       Deferred income taxes.....................   (9,207)  (27,490)  (38,916)
       Other assets..............................   40,616        --        --
                                                  --------  --------  --------
                                                  $202,969  $108,001  $ 14,849
                                                  ========  ========  ========

The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. As of May 31, 1996, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $23,136,000. At May 31, 1996, the unrecognized deferred tax liability for these earnings is approximately $6,678,000.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1996, totaling approximately $49,725,000, which may be used to offset future taxable income. The carryforwards expire at various dates; $9,172,000 in 1997, $9,592,000 in 1998, $171,000 in 2000, $8,761,000 in
2001, $2,635,000 in 2002, $5,277,000 in 2003, and the remaining balance has no expiration. As of May 31, 1996, the Company has recorded a gross deferred tax asset related to the loss carryforwards of $16,417,000, and a related valuation allowance of $7,815,000. At May 31, 1995 and 1994, the deferred assets were $19,516,000 and $6,119,000, respectively, and the related valuation allowance attributed to loss carryforwards were $4,243,000 and $1,119,000, respectively.

8.SEGMENT INFORMATION

The Company operates in one industry segment: the development and marketing of computer software and related services. The Company's products are marketed internationally through the Company's subsidiaries and through distributors. Intercompany revenues are generally based on a sublicense fee, representing a percentage of license and support revenues generated by non-U.S. operations from their unaffiliated customers.

The following table presents a summary of operations by geographic region:

                                                      YEAR ENDED MAY 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
      Revenues from Unaffiliated Customers:
       Domestic operations...................  $1,815,725 $1,234,330 $  812,868
                                               ---------- ---------- ----------
       International operations:
        Europe/Middle East/Africa operations.   1,541,308  1,165,181    820,158
        Asia Pacific operations..............     605,244    385,787    226,032
        Other Americas operations............     261,023    181,580    142,089
                                               ---------- ---------- ----------
         Total international operations......   2,407,575  1,732,548  1,188,279
                                               ---------- ---------- ----------
      Consolidated...........................  $4,223,300 $2,966,878 $2,001,147
                                               ========== ========== ==========
      Intercompany revenues:
       Domestic operations...................  $  508,201 $  365,814 $  255,699
                                               ========== ========== ==========
      Operating Income (Excluding Acquired
       In-Process Research and Development):
       Domestic operations...................  $  714,208 $  509,716 $  307,994
       Europe/Middle East/Africa operations..     113,956     86,477     79,292
       Asia Pacific operations...............      81,844     49,851     23,244
       Other Americas operations.............      45,814      3,677      9,423
                                               ---------- ---------- ----------
         Consolidated........................  $  955,822 $  649,721 $  419,953
                                               ========== ========== ==========
      Identifiable Assets:
       Domestic operations...................  $1,976,487 $1,451,720 $  893,072
       Europe/Middle East/Africa operations..     942,816    667,765    523,614
       Asia Pacific operations...............     336,640    230,694    103,672
       Other Americas operations.............     101,300     74,338     74,626
                                               ---------- ---------- ----------
         Consolidated........................  $3,357,243 $2,424,517 $1,594,984
                                               ========== ========== ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.LITIGATION

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on October 23, 1995. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against all of the Company's present and one former director. The derivative plaintiffs allege primarily that these officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging in or acquiescing to certain activities related to nCUBE, a company in which Oracle's Chief Executive Officer owns a controlling interest. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and certain assets, temporary and permanent injunctions requiring the defendants to relinquish their directorships, and a voiding of all contracts with nCUBE. Plaintiffs filed a First Amended Complaint on March 15, 1996. On May 29, 1996 the court granted the defendants' motion to dismiss the complaint, with leave to amend. The Company anticipates that plaintiffs will file a Second Amended Complaint.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT    ADDITIONS                                BALANCE
                          BEGINNING     CHARGED                  TRANSLATION     AT END
CLASSIFICATION            OF PERIOD  TO OPERATIONS  WRITE-OFFS   ADJUSTMENTS   OF PERIOD
- --------------           ----------- ------------- ------------  -----------  ------------
Allowance for Doubtful
 Accounts
 Year Ended:
  May 31, 1994.......... $34,634,000  $33,830,000  $(28,400,000) $  (287,000) $ 39,777,000
                         ===========  ===========  ============  ===========  ============
  May 31, 1995.......... $39,777,000  $53,784,000  $(28,011,000) $ 2,178,000  $ 67,728,000
                         ===========  ===========  ============  ===========  ============
  May 31, 1996.......... $67,728,000  $64,412,000  $(23,229,000) $(3,200,000) $105,711,000
                         ===========  ===========  ============  ===========  ============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 1996.

                                          ORACLE CORPORATION

                                          By: LAWRENCE J. ELLISON
                                              ----------------------------
                                              Lawrence J. Ellison, Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 NAME                                           TITLE                 DATE
 ----                                           -----                 ----

 LAWRENCE J. ELLISON                  Chief Executive Officer     July 25, 1996
- --------------------------------      and Chairman
 Lawrence J. Ellison                  of the Board of Directors


 JEFFREY O. HENLEY                    Executive Vice President,   July 25, 1996
- --------------------------------      Chief Financial Officer
 Jeffrey O. Henley                    and Director


 RAYMOND J. LANE                      President, Chief            July 25, 1996
- --------------------------------      Operating Officer and
 Raymond J. Lane                      Director


 THOMAS A. WILLIAMS                   Vice President and          July 25, 1996
- --------------------------------      Corporate Controller
 Thomas A. Williams


 JAMES A. ABRAHAMSON                  Director                    July 25, 1996
- --------------------------------
 James A. Abrahamson


 MICHAEL J. BOSKIN                    Director                    July 25, 1996
- --------------------------------
 Michael J. Boskin


 JACK KEMP                            Director                    July 25, 1996
- --------------------------------
 Jack Kemp


 DONALD L. LUCAS                      Director                    July 25, 1996
- --------------------------------
 Donald L. Lucas


 DELBERT W. YOCAM                     Director                    July 25, 1996
- --------------------------------
 Delbert W. Yocam

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT #                                EXHIBIT TITLES                                PAGE
- ---------                                --------------                                ----
21.01      Subsidiaries of the Registrant............................................     47
23.01      Consent of Arthur Andersen LLP............................................     49
27.1       Financial Data Schedule...................................................     50

                                      LOGO
                                 RECYCLED PAPER