Form 10-K/A
period 1996-05-31
ORACLE CORP /DE/
filed 1996-08-09
CIK 777676

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C., 20549


                                  FORM 10-K/A
                              Amendment No. 1 to


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

                    Common Stock, par value $0.01 per share
                        Preferred Stock Purchase Rights
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996 was $20,085,776,623. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 30, 1996: 656,388,768

Documents Incorporated by Reference:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholder's meeting to be held on October 14, 1996.

===============================================================================

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 1996.


                                  ORACLE CORPORATION



                                  By: /s/ JEFFREY O. HENLEY
                                     __________________________________________
                                     Jeffrey O. Henley, Chief Financial Officer