Form 10-Q
period 1996-08-31
ORACLE CORP /DE/
filed 1996-10-15
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                      OR

            [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of August 31, 1996: 657,309,890.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at August 31, 1996 and        3
          May 31, 1996...................................................

          Condensed Consolidated Statements of Operations for the three
          months ended August 31, 1996 and 1995..........................     4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended August 31, 1996 and 1995..........................     5

          Notes to Condensed Consolidated Financial Statements...........     6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................    14

 Item 6.  Exhibits and Reports on Form 8-K...............................    14
          Signatures.....................................................    15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          AUGUST 31,  MAY 31,
                                                             1996       1996
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $  743,265 $  715,742
 Short-term cash investments.............................    252,522    125,166
 Trade receivables, net of allowance for doubtful
  accounts of $90,875 and $105,711, respectively.........    899,942  1,084,858
 Prepaid and refundable income taxes.....................    169,995    171,560
 Other current assets....................................    168,919    187,139
                                                          ---------- ----------
  Total Current Assets...................................  2,234,643  2,284,465
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................     15,039     41,963
PROPERTY, net............................................    731,565    685,754
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $67,465 and $78,025, respectively.......     98,962     99,072
OTHER ASSETS.............................................    250,408    245,989
                                                          ---------- ----------
  Total Assets........................................... $3,330,617 $3,357,243
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks.................................. $    4,767 $    4,377
 Current maturities of long-term debt....................      1,028      1,246
 Accounts payable........................................    165,820    169,895
 Income taxes............................................    125,051    181,999
 Accrued compensation and related benefits...............    183,741    295,048
 Customer advances and unearned revenues.................    474,634    434,435
 Value added tax and sales tax payable...................     41,309     99,409
 Other accrued liabilities...............................    311,665    268,555
                                                          ---------- ----------
  Total Current Liabilities..............................  1,308,015  1,454,964
                                                          ---------- ----------
LONG-TERM DEBT...........................................        853        897
OTHER LONG-TERM LIABILITIES..............................     22,012     21,726
DEFERRED INCOME TAXES....................................      3,884      9,207
STOCKHOLDERS' EQUITY.....................................  1,995,853  1,870,449
                                                          ---------- ----------
  Total Liabilities and Stockholders' Equity............. $3,330,617 $3,357,243
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
REVENUES
 Licenses and other...................................... $  461,848 $  365,720
 Services................................................    590,472    406,083
                                                          ---------- ----------
  Total Revenues.........................................  1,052,320    771,803
                                                          ---------- ----------
OPERATING EXPENSES
 Sales and marketing.....................................    359,850    279,023
 Cost of services........................................    336,107    231,509
 Research and development................................    117,209     84,441
 General and administrative..............................     70,279     51,708
 Acquired in-process research and development............         --     50,931
                                                          ---------- ----------
  Total Operating Expenses...............................    883,445    697,612
                                                          ---------- ----------
OPERATING INCOME.........................................    168,875     74,191
 Other income (expense), net.............................      7,330      7,268
                                                          ---------- ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................    176,205     81,459
 Provision for income taxes..............................     63,434     27,696
                                                          ---------- ----------
NET INCOME............................................... $  112,771 $   53,763
                                                          ========== ==========
EARNINGS PER SHARE....................................... $     0.17 $     0.08
                                                          ========== ==========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING..........    673,810    669,776
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                              THREE MONTHS
                                                            ENDED AUGUST 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................................ $112,771  $ 53,763
 Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization............................   62,765    50,339
  Write-off of acquired in-process research and
  development..............................................       --    50,931
  Provision for doubtful accounts..........................   10,365    11,500
  Decrease in trade receivables............................  214,306   147,988
  Decrease in prepaid and refundable income taxes..........    2,150    12,375
  Increase in other current assets.........................   (7,887)  (15,106)
  Decrease in accounts payable.............................   (5,511)   (8,997)
  Decrease in income taxes.................................  (53,321)  (64,408)
  Increase in customer advances and unearned revenues......   35,780    15,953
  Decrease in other accrued liabilities.................... (133,122) (102,460)
  Increase (decrease) in other long-term liabilities.......      286       (26)
  Increase (decrease) in deferred income taxes.............   (4,483)   10,825
                                                            --------  --------
 Net cash provided by operating activities.................  234,099   162,677
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments............................. (100,432)   (6,468)
  Capital expenditures, net................................  (88,976)  (59,667)
  Capitalization of computer software development costs....   (9,509)  (12,586)
  Increase in other assets.................................  (17,600) (108,124)
                                                            --------  --------
 Net cash used for investing activities.................... (216,517) (186,845)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on debt obligations............     (194)      721
  Proceeds from common stock issued........................   15,421     8,384
  Repurchase of common stock...............................  (11,957)       --
  Proceeds from sales of call options......................       --    17,175
                                                            --------  --------
 Net cash provided by financing activities.................    3,270    26,280
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................    6,671    (6,684)
                                                            --------  --------
  Net increase (decrease) in cash and cash equivalents.....   27,523    (4,572)

CASH AND CASH EQUIVALENTS
  Beginning of period......................................  715,742   480,158
                                                            --------  --------
  End of period............................................ $743,265  $475,586
                                                            ========  ========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are in the opinion of management necessary to state fairly the results for the three month period ended August 31, 1996. The results for the three month period ended August 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3. ACQUISITION

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations in the first quarter of fiscal 1996. The remaining intangible assets acquired are being amortized over a five year period. Amortization expenses of approximately $1,500,000 and $500,000 were charged to general and administrative expenses in the accompanying condensed consolidated statement of operations in the first three months of fiscal 1997 and 1996, respectively.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1996, the Quarterly Reports on Form 10-Q to be filed by the Company in 1996 and 1997 and any Current Reports on Form 8-K filed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Domestic and international revenues increased 44% and 31%, respectively, from the first quarter of fiscal 1996. International revenues were unfavorably affected in the first quarter of fiscal 1997 when compared to the corresponding period of the prior year as a result of the strengthening of the
U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the first quarter of fiscal 1997 by approximately 36% from the corresponding period of fiscal 1996. International revenues constituted approximately 55% and 57% of total revenues in the first three months of fiscal 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will continue to be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1996    CHANGE    1995
                                                    ---------- ------ ----------
   Licenses and other.............................. $  461,848   26%  $  365,720
   Percentage of revenues..........................      43.9%             47.4%
   Services........................................ $  590,472   45%  $  406,083
   Percentage of revenues..........................      56.1%             52.6%
     Total revenues................................ $1,052,320   36%  $  771,803

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues. The Company experienced quarterly revenue growth rates ranging from 24% to 44% during the four quarters of fiscal 1996 as compared to the comparable four quarters of fiscal 1995. The Company believes that these growth rates were primarily due to an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS. Similar to the prior year, the Company believes that the lower revenue growth rate experienced in the first three months of fiscal 1997 was due primarily to fewer identified license opportunities as a result of the strong results realized in the fourth quarter of the preceding fiscal year.

SERVICES REVENUES. Support, consulting and education services revenues in the first quarter of fiscal 1997 each increased from the corresponding period of fiscal 1996. The Company's support revenues continued to constitute the largest portion of service revenues. Support revenues grew 45% in the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996. This growth reflects the continued increase in the installed base of the Company's products under support contracts. Consulting and education services grew 46% in the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1996    CHANGE    1995
                                                    ---------- ------ ----------
   Sales and marketing.............................  $359,850    29%   $279,023
   Percentage of revenues..........................     34.2%             36.2%
   Cost of services................................  $336,107    45%   $231,509
   Percentage of revenues..........................     31.9%             30.0%
   Research and development (1)....................  $117,209    39%   $ 84,441
   Percentage of revenues..........................     11.1%             10.9%
   General and administrative......................  $ 70,279    36%   $ 51,708
   Percentage of revenues..........................      6.7%              6.7%
   Acquired in-process research and development....  $     --     *    $ 50,931
   Percentage of revenues..........................        --              6.6%

--------
 * Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 0.9% and 1.6% of total revenues during the first quarters of fiscal 1997 and 1996, respectively.

International expenses were favorably affected in the first quarter of fiscal 1997 when compared to the corresponding period in the prior year due to changes in the value of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the first three months of fiscal 1997 when compared to the corresponding period of fiscal 1996. This decrease was due to a higher percentage of services revenues when compared to the prior year period. Similar to the prior year, the first quarter of fiscal 1997 sales and marketing expenses were favorably affected due to revisions in the first three months of fiscal 1997 to certain prior fiscal year compensation related accruals based on actual payments made. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of service revenues, cost of services was 57% of revenues in the first three months of both fiscal 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarters of fiscal 1997 and 1996 would have been 12% and 13%, respectively, of revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 31% from the first quarter of fiscal 1996 (39% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisition of the on-line analytical processing business of Information Resources, Inc. The Company capitalized approximately $9,508,000 and $12,586,000 of software development costs during the first quarters of fiscal 1997 and 1996, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $9,618,000 and $12,932,000 in the first quarters of fiscal 1997 and 1996, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues remained constant in the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  AUGUST 31,         AUGUST 31,
                                                     1996    CHANGE     1995
                                                  ---------- ------  ----------
   Other income (expense)........................ $    7,330    1%   $    7,268
   Percentage of revenues........................       0.7%               0.9%

Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates. They also reflect foreign exchange and other miscellaneous income and expense items. Additionally, the Company realized a gain of approximately $3.1 million during the first quarter of fiscal 1996 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  AUGUST 31,         AUGUST 31,
                                                     1996    CHANGE     1995
                                                  ---------- ------  ----------
   Provision for income taxes.................... $   63,434  129%   $   27,696
   Percentage of revenues........................       6.0%               3.6%

The Company's estimated effective tax rate in the first quarter of fiscal 1997 was 36% as compared to a 34% tax rate in the corresponding period of fiscal
1996.

NET INCOME AND EARNINGS PER SHARE:

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  AUGUST 31,         AUGUST 31,
                                                     1996    CHANGE     1995
                                                  ---------- ------  ----------
   Net income.................................... $  112,771  110%   $   53,763
   Percentage of revenues........................      10.7%               7.0%
   Earnings per share............................ $     0.17  113%   $     0.08

LIQUIDITY AND CAPITAL RESOURCES:

                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                  AUGUST 31,         AUGUST 31,
                                                     1996    CHANGE     1995
                                                  ---------- ------  ----------
   Working capital............................... $  926,628   66%   $  558,791
   Cash and cash investments..................... $1,010,826   72%   $  587,714
   Cash provided by operating activities......... $  234,099   44%   $  162,677
   Cash used for investing activities............ $  216,517   16%   $  186,845
   Cash provided by financing activities......... $    3,270  (88%)  $   26,280

Working capital increased in the first three months of fiscal 1997 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first three months of fiscal 1997 over fiscal 1996, due primarily to improved profitability.

Cash used for investing activities increased in the first three months of fiscal 1997 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures. In addition, the Company acquired the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash in the first quarter of fiscal 1996.

The Company's Board of Directors has approved the repurchase of up to 27,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased approximately 332,500 shares of the Company's Common Stock for approximately $11,957,000 during the first quarter of fiscal 1997. To date, the Company has repurchased a total of 22,449,509 shares of the Company's Common Stock for approximately $325,689,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

At August 31, 1996, the Company had outstanding debt of approximately $6,648,000 primarily in the form of other notes payable and capital leases.

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

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. If new competitive products are introduced into one or more of the Company's various markets, the Company's business could be adversely affected. In addition, new distribution methods (e.g., electronic channels) and opportunities presented by the Internet have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition from such companies in the various markets in which it competes.

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the enterprise and departmental database marketplace where certain vendors offer deep discounts in an effort to recapture or gain marketshare. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions could adversely affect the Company's results of operations and financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Because the Company's sales are primarily to major corporate, government, education and other business customers, the Company's business also partly depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy or otherwise, may result in decreased revenues or declining revenue growth rates for the Company.

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully position and/or price its products, could have a material adverse effect on the Company's operating results.

Significant undetected errors or delays in new products or new versions of a product may affect market acceptance of the Company's products and adversely affect operating results. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products or if customers were dissatisfied with product functionality or performance, the Company's business and operating results could be materially adversely affected.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to market in the future are in various stages of development. Some of these products, such as network computer and on-line analytical processing (OLAP) products, are in business areas that are new to the Company's product development and sales and product marketing personnel. See "New Business Areas."

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including
(i) the relatively long sales cycles for the Company's products, (ii) the size and timing of individual license transactions, (iii) the timing of the introduction of new products or product enhancements by the Company or its competitors, (iv) the potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, and (vi) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels.

The Company's license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels.

ALTERNATE DISTRIBUTION CHANNELS. The Company historically has relied heavily on its direct sales force. However, the Company is moving increasingly toward indirect, electronic and other alternate distribution channels to meet competitive demands. There can be no assurances that the Company will be successful in shifting to these alternate distribution channels. If the Company is not successful, the Company may lose significant sales opportunities.

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

NEW BUSINESS AREAS. The Company has in recent years diversified into a number of new business areas including Internet, on-line services, electronic commerce, interactive media applications and data warehousing. It also has begun to develop hardware reference specifications and to promote the use of network computers. These areas are new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The Company's success with its current network computer products and network computers generally is difficult to predict because network computers represent a method of computing that is new to the entire computer industry. The successful introduction of network computers to the market will depend in large measure on the commitment by hardware vendors to manufacture, promote and distribute network computers. There can be no assurance that sufficient numbers of hardware vendors will undertake this commitment, that the market will accept network computers or that they will generate significant revenues to the Company. See "New Products."

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense, particularly in the strong economic cycle currently prevailing for high technology companies. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a noncompetition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

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

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any such future acquisitions or investments would be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlap. Regardless of its merit, any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business and operating results could be materially adversely affected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo, on October 23, 1995. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative plaintiffs allege primarily that these officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging or acquiescing in certain activities related to nCUBE, a company in which Oracle's Chief Executive Officer owns a controlling interest. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and certain assets, temporary and permanent injunctions requiring the defendants to relinquish their directorships, and a voiding of all contracts with nCUBE. On May 29, 1996, the court granted the defendants' motion to dismiss the complaint, with leave to amend. Plaintiffs filed a Second Amended Complaint on August 6, 1996, and defendants have filed motions seeking dismissal of the amended complaint. Defendants' motions are scheduled to be heard by the Court on October 28, 1996.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Restatement of Employment Agreement with David Roux as of
         August 31,1996

    27.1 Financial Data Schedule

(b) Reports on Form 8-K

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION



Dated: October 11, 1996                        By: /s/ Jeffrey O. Henley
                                                   _____________________________
                                                   Jeffrey O. Henley
                                                   Executive Vice President and
                                                   Chief Financial Officer


Dated: October 11, 1996                        By: /s/ Thomas A. Williams
                                                   _____________________________
                                                   Thomas A. Williams
                                                   Vice President and
                                                   Corporate Controller

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT
   NO.                         EXHIBIT TITLES                        PAGE
 -------                       --------------                        ----
 10.1    Restatement of Employment Agreement with David Roux as of    17
         August 31, 1996
 27.1    Financial Data Schedule                                      18