Form 10-Q
period 1996-11-30
ORACLE CORP /DE/
filed 1997-01-10
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                                           ----------   ----------
                        COMMISSION FILE NUMBER: 0-14376

                              ORACLE CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                94-2871189
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of registrant's common stock outstanding as of November 30, 1996: 657,911,904

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
  PART I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at November 30, 1996 and
          May 31, 1996..................................................     3

          Condensed Consolidated Statements of Operations for the three
          months and six months ended November 30, 1996 and 1995........     4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended November 30, 1996 and 1995.......................     5

          Notes to Condensed Consolidated Financial Statements..........     6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     7

 PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.............................................    14

  Item 4. Submission of Matters to a Vote of Security Holders...........    14

  Item 6. Exhibits and Reports on Form 8-K..............................    15

          Signatures....................................................    16

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         NOVEMBER 30,  MAY 31,
                                                             1996        1996
                                                         ------------ ----------
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................   $  559,384  $  715,742
 Short-term cash investments...........................      319,288     125,166
 Trade receivables, net of allowance for doubtful
  accounts of $95,790 and $105,711, respectively.......    1,083,996   1,084,858
 Prepaid and refundable income taxes...................      179,214     171,560
 Other current assets..................................      185,477     187,139
                                                          ----------  ----------
    Total Current Assets...............................    2,327,359   2,284,465
                                                          ----------  ----------
LONG-TERM CASH INVESTMENTS.............................       12,915      41,963
PROPERTY, net..........................................      771,373     685,754
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $34,186 and $78,025, respectively.....       98,825      99,072
OTHER ASSETS...........................................      250,423     245,989
                                                          ----------  ----------
    Total Assets.......................................   $3,460,895  $3,357,243
                                                          ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks................................   $   11,020  $    4,377
 Current maturities of long-term debt..................        1,065       1,246
 Accounts payable......................................      163,590     169,895
 Income taxes..........................................       76,911     181,999
 Accrued compensation and related benefits.............      230,986     295,048
 Customer advances and unearned revenues...............      443,648     434,435
 Value added tax and sales tax payable.................       50,866      99,409
 Other accrued liabilities.............................      319,685     268,555
                                                          ----------  ----------
    Total Current Liabilities..........................    1,297,771   1,454,964
                                                          ----------  ----------
LONG-TERM DEBT.........................................          964         897
OTHER LONG-TERM LIABILITIES............................       22,811      21,726
DEFERRED INCOME TAXES..................................        3,413       9,207
STOCKHOLDERS' EQUITY...................................    2,135,936   1,870,449
                                                          ----------  ----------
    Total Liabilities and Stockholders' Equity.........   $3,460,895  $3,357,243
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                         NOVEMBER 30,          NOVEMBER 30,
                                     --------------------- ---------------------
                                        1996       1995       1996       1995
                                     ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................  $  624,137 $  502,948 $1,085,985 $  868,668
 Services..........................     687,236    464,236  1,277,708    870,319
                                     ---------- ---------- ---------- ----------
    Total Revenues.................   1,311,373    967,184  2,363,693  1,738,987
                                     ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............     454,688    356,650    814,538    635,673
 Cost of services..................     377,483    255,422    713,590    486,931
 Research and development..........     135,300     93,272    252,509    177,713
 General and administrative........      69,714     57,228    139,993    108,936
 Acquired in-process research and
  development......................          --         --         --     50,931
                                     ---------- ---------- ---------- ----------
    Total Operating Expenses.......   1,037,185    762,572  1,920,630  1,460,184
                                     ---------- ---------- ---------- ----------
OPERATING INCOME...................     274,188    204,612    443,063    278,803
 Other income (expense), net.......       6,275      2,814     13,605     10,082
                                     ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................     280,463    207,426    456,668    288,885
 Provision for income taxes........     100,967     70,525    164,401     98,221
                                     ---------- ---------- ---------- ----------
NET INCOME.........................  $  179,496 $  136,901 $  292,267 $  190,664
                                     ========== ========== ========== ==========
EARNINGS PER SHARE.................  $     0.27 $     0.20 $     0.43 $     0.28
                                     ========== ========== ========== ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING.......................     675,949    670,710    674,880    670,244
                                     ========== ========== ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................. $ 292,267  $ 190,664
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................   126,680    104,847
  Write-off of acquired in-process research and
   development...........................................        --     50,931
  Provision for doubtful accounts........................    28,203     27,991
  Increase in trade receivables..........................    (1,892)   (36,522)
  (Increase) decrease in prepaid and refundable income
   taxes.................................................    (7,326)     3,263
  Increase in other current assets.......................   (16,043)   (13,127)
  Increase (decrease) in accounts payable................    (7,056)     5,879
  Decrease in income taxes...............................   (97,671)   (42,407)
  Increase (decrease) in customer advances and unearned
   revenues..............................................     6,985    (11,343)
  Decrease in other accrued liabilities..................   (71,868)   (30,365)
  Increase in other long-term liabilities................     1,085      1,076
  Decrease in deferred income taxes......................    (4,621)    (8,090)
                                                          ---------  ---------
 Net cash provided by operating activities...............   248,743    242,797
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in cash investments................  (165,074)    41,298
  Capital expenditures, net..............................  (173,853)  (140,617)
  Capitalization of computer software development costs..   (16,891)   (25,350)
  Increase in other assets...............................   (19,178)  (107,137)
                                                          ---------  ---------
 Net cash used for investing activities..................  (374,996)  (231,806)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on debt obligations..........     6,018       (200)
  Proceeds from common stock issued......................    70,332     42,612
  Repurchase of common stock.............................  (109,876)   (48,580)
  Proceeds from sales of call options....................        --     17,175
                                                          ---------  ---------
 Net cash provided by (used for) financing activities....   (33,526)    11,007
                                                          ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................     3,421     (4,430)
                                                          ---------  ---------
 Net increase (decrease) in cash and cash equivalents....  (156,358)    17,568
CASH AND CASH EQUIVALENTS
 Beginning of period.....................................   715,742    480,158
                                                          ---------  ---------
 End of period........................................... $ 559,384  $ 497,726
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended November 30, 1996. The results for the six month period ended November 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent shares issuable upon the exercise of outstanding stock options.

3. ACQUISITIONS

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations in the first quarter of fiscal 1996. The remaining intangible assets acquired are being amortized over a five year period. Amortization expenses of approximately $3,000,000 and $2,000,000 were charged to general and administrative expenses in the accompanying condensed consolidated statements of operations in the first half of fiscal 1997 and 1996, respectively.

As of November 30, 1996, the Company had a minority investment in Datalogix International, Inc. of approximately 13.4%. Effective January 1, 1997, the Company completed a cash merger transaction, by which it acquired the remaining outstanding shares of Datalogix International, Inc. for approximately $84,000,000 in cash. Based on a preliminary appraisal, the Company expects to incur a one-time charge of approximately $40,000,000 in the third quarter of fiscal 1997 for the write-off of acquired in-process research and development.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That
May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1996, the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1997 and any Current Reports on Form 8-K filed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues increased 36% in both the second quarter and first half of fiscal 1997 as compared to the corresponding period in fiscal 1996. Domestic revenues increased 54% and 49% in the second quarter and first half of fiscal 1997, respectively, while international revenues increased 23% and 27% in the second quarter and first half of fiscal 1997, respectively, as compared to the corresponding periods in fiscal 1996. International revenues were unfavorably affected in the second quarter and first half of fiscal 1997 when compared to the corresponding periods of the prior year as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased in the second quarter and first half of fiscal 1997 by approximately 27% and 31%, respectively, from the corresponding periods of fiscal 1996. International revenues constituted approximately 54% and 60% of total revenues in the second quarters of fiscal 1997 and 1996, respectively and 55% and 59% of total revenues in the first half of fiscal 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                            ---------------------------- ----------------------------
                             NOV 30,           NOV 30,    NOV 30,           NOV 30,
                               1996    CHANGE    1995       1996    CHANGE    1995
                            ---------- ------ ---------- ---------- ------ ----------
   Licenses and other...... $  624,137  24%   $  502,948 $1,085,985  25%   $  868,668
   Percentage of revenues..      47.6%             52.0%      45.9%             50.0%
   Services................ $  687,236  48%   $  464,236 $1,277,708  47%   $  870,319
   Percentage of revenues..      52.4%             48.0%      54.1%             50.0%
     Total revenues........ $1,311,373  36%   $  967,184 $2,363,693  36%   $1,738,987

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues. License revenue growth rates were 24% and 39% in the second quarters of fiscal 1997 and 1996, respectively, and 25% and 32% in the first half of fiscal 1997 and 1996, respectively. The Company's license revenues continue to benefit from an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS and applications products. The Company believes that the lower license revenue growth rate experienced in the second quarter and first half of fiscal 1997 was due primarily to continued weakness in the performance of certain of its international subsidiaries, most notably in Europe.

SERVICE REVENUES. Support, consulting and education services revenues in the second quarter and first half of fiscal 1997 each increased from the corresponding periods of fiscal 1996. The Company's support revenues continued to constitute the largest portion of service revenues in the second quarter and first half of fiscal 1997. Support revenues grew 50% and 48% in the second quarter and first half of fiscal 1997 when compared to the corresponding periods in fiscal 1996. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 46% in both the second quarter and first half of fiscal 1997 when compared to the corresponding periods in fiscal 1996. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                               ------------------------ ------------------------
                               NOV 30,         NOV 30,  NOV 30,         NOV 30,
                                 1996   CHANGE   1995     1996   CHANGE   1995
                               -------- ------ -------- -------- ------ --------
   Sales and marketing.......  $454,688  27%   $356,650 $814,538  28%   $635,673
   Percentage of revenues....     34.7%           36.9%    34.5%           36.6%
   Cost of services..........  $377,483  48%   $255,422 $713,590  47%   $486,931
   Percentage of revenues....     28.8%           26.4%    30.2%           28.0%
   Research and development
    (1)......................  $135,300  45%   $ 93,272 $252,509  42%   $177,713
   Percentage of revenues....     10.3%            9.6%    10.7%           10.2%
   General and
    administrative...........  $ 69,714  22%   $ 57,228 $139,993  29%   $108,936
   Percentage of revenues....      5.3%            5.9%     5.9%            6.3%
   Acquired in-process
    research and development.  $     --   --   $     -- $     --    *   $ 50,931
   Percentage of revenues....        --              --       --            2.9%

--------
*  Not meaningful
(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 0.6% and 1.3% of total revenues during the second quarters of fiscal 1997 and 1996, respectively, and 0.7% and 1.5% of total revenues in the first half of fiscal 1997 and 1996, respectively.

International expenses were favorably affected in the second quarter and first half of fiscal 1997 when compared to the corresponding periods in the prior year due to the strengthening of the U.S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the second quarter and first half of fiscal 1997 when compared to the corresponding periods of fiscal 1996 due primarily to increased revenue levels. To a lesser extent, the decrease in the first half of fiscal 1997 was also due to revisions made in the first quarter of fiscal 1997 to certain prior fiscal year compensation-related accruals that resulted from changes in the amounts of estimated liabilities based on actual payments made. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 55% of revenues in the second quarters of both fiscal 1997 and 1996, and 56% in the first half of both fiscal 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarters of both fiscal 1997 and 1996 would have been 11% of total revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 35% from the second quarter of fiscal 1996 and 33% from the first half of fiscal 1996 to the corresponding periods of fiscal 1997 (45% and 42% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisition of the on-line analytical processing business of Information Resources, Inc. The Company capitalized approximately $7,383,000 and $12,764,000 during the second quarters of fiscal 1997 and 1996, respectively, and $16,891,000 and $25,350,000 in the corresponding six month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $7,521,000 and $12,975,000 in the second quarters of fiscal 1997 and 1996, respectively, and $17,139,000 and $25,907,000 in the corresponding six month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1997 as compared to the corresponding periods in fiscal 1996, primarily because of higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisition of the on-line analytical processing business of Information Resources, Inc.

OTHER INCOME (EXPENSE):

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                            ------------------------ ---------------------------
                            NOV 30,         NOV 30,   NOV 30,           NOV 30,
                              1996   CHANGE   1995      1996     CHANGE   1995
                            -------- ------ -------- ----------  ------ --------
   Other income (expense).. $  6,275  123%  $  2,814 $   13,605    35%  $ 10,082
   Percentage of revenues..     0.5%            0.3%       0.6%             0.6%

Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates. They also reflect foreign exchange and other miscellaneous income and expense items. Additionally, the Company realized a gain of approximately $3.1 million during the first three months of fiscal 1996 related to the sale of certain investment securities.

PROVISION FOR INCOME TAXES:

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                            ------------------------ ---------------------------
                            NOV 30,         NOV 30,   NOV 30,           NOV 30,
                              1996   CHANGE   1995      1996     CHANGE   1995
                            -------- ------ -------- ----------  ------ --------
   Provision for income
    taxes.................. $100,967   43%  $ 70,525 $  164,401    67%  $ 98,221
   Percentage of revenues..     7.7%            7.3%       7.0%             5.6%

The Company's estimated effective tax rate for the first half of fiscal 1997 was 36% as compared to a 34% tax rate in the corresponding period of fiscal
1996.

NET INCOME AND EARNINGS PER SHARE:

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                            ------------------------ ---------------------------
                            NOV 30,         NOV 30,   NOV 30,           NOV 30,
                              1996   CHANGE   1995      1996     CHANGE   1995
                            -------- ------ -------- ----------  ------ --------
   Net income.............. $179,496   31%  $136,901 $  292,267    53%  $190,664
   Percentage of revenues..    13.7%           14.2%      12.4%            11.0%
   Earnings per share...... $   0.27   35%  $   0.20 $     0.43    54%  $   0.28

LIQUIDITY AND CAPITAL RESOURCES:

                                                          SIX MONTHS ENDED
                                                     ---------------------------
                                                      NOV 30,           NOV 30,
                                                        1996     CHANGE   1995
                                                     ----------  ------ --------
   Working capital.................................. $1,029,588    62%  $634,990
   Cash and cash investments........................ $  891,587    59%  $562,088
   Cash provided by operating activities............ $  248,743     2%  $242,797
   Cash used for investing activities............... $  374,996    62%  $231,806
   Cash provided by (used for) financing activities. $  (33,526)  405%  $ 11,007

Working capital increased in the first half of fiscal 1997 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first half of fiscal 1997 over fiscal 1996, due primarily to improved profitability, which was partially offset by larger cash payments for income taxes and payments of other accrued liabilities.

Cash used for investing activities increased in the first half of fiscal 1997 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures. In addition, the Company acquired the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash in the first quarter of fiscal 1996.

The Company's Board of Directors has approved the repurchase of up to 27,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 2,552,500 shares of the Company's Common Stock for approximately $109,876,000 during the first half of fiscal 1997. To date, the Company has repurchased a total of 24,669,509 shares of the Company's Common Stock for approximately $423,607,000. The Company has used cash flow from operations to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

At November 30, 1996, the Company also had outstanding debt of approximately $13,049,000, primarily in the form of other notes payable and capital leases.

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

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the enterprise and departmental database marketplace where certain vendors offer deep discounts in an effort to recapture or gain marketshare. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices and thereby reduced license revenues for the Company. Any such price reductions and resulting lower license revenues could adversely affect the Company's results of operations and financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

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

The Company has reduced its transaction and translation gains and losses associated with converting foreign currencies into U.S. dollars by using forward foreign exchange contracts to hedge transaction and translation exposures in major currencies. Such contracts meet the criteria established in FASB 52 for hedge accounting treatment. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. As part of its business strategy, the Company has acquired, effective January 1, 1997, Datalogix International, Inc. ("Datalogix") and expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. The current Datalogix acquisition and any future acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. The Company has paid cash to acquire Datalogix and expects that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo, on October 23, 1995. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative plaintiffs allege primarily that these officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging or acquiescing in certain activities related to nCUBE, a company in which Oracle's Chief Executive Officer owns a controlling interest. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and certain assets, temporary and permanent injunctions requiring the defendants to relinquish their directorships, and a voiding of all contracts with nCUBE. On October 28, 1996, the court granted the defendants' motion to dismiss the Second Amended Complaint, with leave to amend. Plaintiffs filed a Third Amended Complaint on November 18, 1996, and defendants filed motions seeking dismissal of the Third Amended Complaint. Defendants' motions were heard by the Court on December 20, 1996. The Court has not yet issued its ruling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 1996, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 591,607,635 affirmative votes, and 4,059,314 votes withheld), Raymond J. Lane (with 591,610,947 affirmative votes, and 4,056,002 votes withheld), Jeffrey O. Henley (with 591,523,006 affirmative votes, and 4,143,943 votes withheld), Donald L. Lucas (with 591,457,629 affirmative votes, and 4,209,320 votes withheld), Michael J. Boskin (with 592,934,424 affirmative votes, and 2,732,525 votes withheld), and Delbert W. Yocam (with 593,194,864 affirmative votes, and 2,472,085 votes withheld).

In addition, the stockholders approved the adoption of the Company's Executive Officers 1997 Bonus Plan (with 551,985,507 affirmative votes, 17,623,911 negative votes, 2,042,009 votes withheld and 24,015,522 broker non-votes).

The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 1,000,000,000 to 2,000,000,000 shares (with 545,368,010 affirmative votes, 43,147,179 negative votes, 1,639,743 votes withheld and 5,512,017 broker non-votes).

The stockholders also approved an amendment to the Company's 1993 Directors' Stock Option Plan, increasing certain option grants to non-employee directors and eliminating certain provisions that are no longer necessary under Section 16 of the Securities Exchange Act of 1934 (with 505,884,752 affirmative votes, 63,470,396 negative votes, 2,296,279 votes withheld and 24,015,522 broker non-votes).

The stockholders also approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 34,000,000 shares (with 316,425,310 affirmative votes, 194,073,237 negative votes, 1,836,511 votes withheld and 83,331,891 broker non-votes).

The stockholders also approved an amendment to the Company's Employee Stock Purchase Plan (1992) increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 7,000,000 shares (with 504,000,693 affirmative votes, 6,591,913 negative votes, 1,745,280 votes withheld and 83,329,063 broker non-votes).

The stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for fiscal year 1997 (with 593,917,082 affirmative votes, 667,461 negative votes and 1,082,406 votes withheld).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      3.1      Certificate of Amendment of Certificate of Incorporation of the Company
               filed with the Delaware Secretary of State on October 29, 1996.

     27.1      Financial Data Schedule

(b) Reports on Form 8-K

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ORACLE CORPORATION

Dated: January 10, 1997           By: /s/ JEFFREY O. HENLEY
                                      ---------------------------------------
                                      Jeffrey O. Henley
                                      Executive Vice President and Chief
                                      Financial Officer

Dated: January 10, 1997           By: /s/ THOMAS A. WILLIAMS
                                      ---------------------------------------
                                      Thomas A. Williams
                                      Vice President and Corporate Controller

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT #                           EXHIBIT TITLES
 ---------                           --------------
  3.1      Certificate of Amendment of Certificate of Incorporation of the
           Company filed with the Delaware Secretary of State on October 29,
           1996
 27.1      Financial Data Schedule