Form 10-Q
period 1997-02-28
ORACLE CORP /DE/
filed 1997-04-10
CIK 777676

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

                 FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                      OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

Number of shares of registrant's common stock outstanding as of February 28, 1997: 653,409,529

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                            ----
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at February 28, 1997 and
          May 31, 1996...................................................      3
          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 1997 and February 29,
          1996...........................................................      4
          Condensed Consolidated Statements of Cash Flows for the nine months ended
          February 28, 1997 and February 29, 1996........................      5
          Notes to Condensed Consolidated Financial Statements...........      6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................      7
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................     14
 Item 6.  Exhibits and Reports on Form 8-K...............................     15
          Signatures.....................................................     16

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        FEBRUARY 28,  MAY 31,
                                                            1997        1996
                                                        ------------ ----------
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................  $  736,166  $  715,742
 Short-term cash investments...........................     306,902     125,166
 Trade receivables, net of allowance for doubtful
  accounts of $112,582 and $105,711, respectively......   1,102,175   1,084,858
 Prepaid and refundable income taxes...................     219,252     171,560
 Other current assets..................................     210,843     187,139
                                                         ----------  ----------
    Total Current Assets...............................   2,575,338   2,284,465
                                                         ----------  ----------
LONG-TERM CASH INVESTMENTS.............................      30,363      41,963
PROPERTY, net..........................................     775,796     685,754
COMPUTER SOFTWARE DEVELOPMENT COSTS, net...............      98,892      99,072
OTHER ASSETS...........................................     260,025     245,989
                                                         ----------  ----------
    Total Assets.......................................  $3,740,414  $3,357,243
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks................................  $    9,470  $    4,377
 Current maturities of long-term debt..................         880       1,246
 Accounts payable......................................     147,752     169,895
 Income taxes..........................................      38,972     181,999
 Accrued compensation and related benefits.............     225,580     295,048
 Customer advances and unearned revenues...............     475,568     434,435
 Value added tax and sales tax payable.................      60,618      99,409
 Other accrued liabilities.............................     380,822     268,555
                                                         ----------  ----------
    Total Current Liabilities..........................   1,339,662   1,454,964
                                                         ----------  ----------
LONG-TERM DEBT.........................................     300,950         897
OTHER LONG-TERM LIABILITIES............................      24,028      21,726
DEFERRED INCOME TAXES..................................       7,877       9,207
STOCKHOLDERS' EQUITY...................................   2,067,897   1,870,449
                                                         ----------  ----------
    Total Liabilities and Stockholders' Equity.........  $3,740,414  $3,357,243
                                                         ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                           FEBRUARY              FEBRUARY
                                     --------------------- ---------------------
                                        1997       1996       1997       1996
                                     ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................  $  681,108 $  528,351 $1,767,093 $1,397,019
 Services..........................     691,504    491,888  1,969,212  1,362,207
                                     ---------- ---------- ---------- ----------
    Total Revenues.................   1,372,612  1,020,239  3,736,305  2,759,226
                                     ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............     460,361    365,282  1,274,899  1,000,955
 Cost of services..................     401,441    286,843  1,115,031    773,774
 Research and development..........     138,527     92,805    391,036    270,518
 General and administrative........      75,356     55,367    215,349    164,303
 Acquired in-process research and
  development......................      36,800         --     36,800     50,931
                                     ---------- ---------- ---------- ----------
    Total Operating Expenses.......   1,112,485    800,297  3,033,115  2,260,481
                                     ---------- ---------- ---------- ----------
OPERATING INCOME...................     260,127    219,942    703,190    498,745
 Other income (expense), net.......       4,330      1,709     17,935     11,791
                                     ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................     264,457    221,651    721,125    510,536
 Provision for income taxes........      95,204     75,361    259,605    173,582
                                     ---------- ---------- ---------- ----------
NET INCOME.........................  $  169,253 $  146,290 $  461,520 $  336,954
                                     ========== ========== ========== ==========
EARNINGS PER SHARE.................  $     0.25 $     0.22 $     0.68 $     0.50
                                     ========== ========== ========== ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING.......................     673,186    670,479    674,315    670,322
                                     ========== ========== ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                               FEBRUARY
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................. $ 461,520  $ 336,954
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................   192,427    159,715
  Write-off of acquired in-process research and
   development...........................................    36,800     50,931
  Provision for doubtful accounts........................    49,371     41,844
  Change in assets and liabilities net of effects from
   purchase of Datalogix International, Inc.:
   Increase in trade receivables.........................   (86,999)   (65,740)
   Increase in prepaid and refundable income taxes.......   (46,677)    (7,535)
   Increase in other current assets......................   (29,050)   (20,988)
   Increase (decrease) in accounts payable...............   (21,799)    30,949
   Decrease in income taxes..............................  (112,704)   (20,777)
   Increase in customer advances and unearned revenues...    45,143     38,907
   Increase (decrease) in other accrued liabilities......    11,148     (3,385)
   Increase in other long-term liabilities...............     2,089      1,441
   Increase (decrease) in deferred income taxes..........     1,887    (17,916)
                                                          ---------  ---------
 Net cash provided by operating activities...............   503,156    524,400
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments...........................  (170,136)      (869)
  Capital expenditures, net..............................  (240,398)  (220,022)
  Capitalization of computer software development costs..   (22,424)   (36,478)
  Increase in other assets, net of cash acquired from
   purchase of Datalogix International, Inc. ............   (68,824)  (113,777)
                                                          ---------  ---------
 Net cash used for investing activities..................  (501,782)  (371,146)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on debt obligations..........   305,806       (420)
  Proceeds from common stock issued......................    76,739     52,454
  Repurchase of common stock.............................  (347,255)   (82,920)
  Proceeds from sales of call options....................        --     17,175
                                                          ---------  ---------
 Net cash provided by (used for) financing activities....    35,290    (13,711)
                                                          ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................   (16,240)    (7,034)
                                                          ---------  ---------
 Net increase in cash and cash equivalents...............    20,424    132,509
CASH AND CASH EQUIVALENTS
 Beginning of period.....................................   715,742    480,158
                                                          ---------  ---------
 End of period........................................... $ 736,166  $ 612,667
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended February 28, 1997. The results for the nine month period ended February 28, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options.

3. ACQUISITIONS

As of December 31, 1996, the Company had a minority investment in Datalogix International, Inc. of approximately 13.4%. Effective January 1, 1997, the Company completed a cash merger transaction, by which it acquired the remaining outstanding shares of Datalogix International, Inc. for approximately $82,000,000 in cash. The Company received an appraisal of Datalogix International, Inc. which indicated that $36,800,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $36,800,000 in the accompanying condensed consolidated statement of operations in the third quarter of fiscal 1997. The remaining intangible assets acquired are being amortized over a five year period. Amortization expenses of approximately $700,000 were included in the accompanying condensed consolidated statement of operations in the third quarter of fiscal 1997.

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying condensed consolidated statement of operations in the first quarter of fiscal 1996. The remaining intangible assets acquired are being amortized over a five year period. Amortization expenses of approximately $4,500,000 and $3,500,000 were included in the accompanying condensed consolidated statements of operations in the first nine months of fiscal 1997 and 1996, respectively.

4. LONG TERM DEBT

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

5. COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150,000,000 of property and improvements to be leased to the Company. The Company's obligation to make lease payments generally will begin as property is constructed or purchased. The Company's obligations under the lease facility currently are collateralized by U.S. treasury securities. The Company has the discretion to substitute other collateral for the treasury securities. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of February 28, 1997, the Company has drawn down $19,500,000 of the master lease facility. Leases under the provisions of this agreement will be accounted for as operating leases.

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues increased 35% in both the third quarter and first nine months of fiscal 1997 as compared to the corresponding periods in fiscal 1996. Domestic revenues increased 41% and 44% in the third quarter and first nine months of fiscal 1997, respectively, while international revenues increased 30% in both the third quarter and first nine months of fiscal 1997 as compared to the corresponding periods in fiscal 1996. International revenues were unfavorably affected in the third quarter and first nine months of fiscal 1997 when compared to the corresponding periods of the prior year as a result of the strengthening of the U. S. dollar against certain major international currencies. International revenues expressed in local currency increased in the third quarter and first nine months of fiscal 1997 by approximately 36% and 35%, respectively, from the corresponding periods of fiscal 1996. International revenues constituted approximately 55% and 57% of total revenues in the third quarters of fiscal 1997 and 1996, respectively, and 56% and 58% of total revenues in the first nine months of fiscal 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                             ---------------------------- ----------------------------
                              FEB 28,           FEB 29,    FEB 28,           FEB 29,
                                1997    CHANGE    1996       1997    CHANGE    1996
                             ---------- ------ ---------- ---------- ------ ----------
   Licenses and other......  $  681,108  29%   $  528,351 $1,767,093  26%   $1,397,019
   Percentage of revenues..       49.6%             51.8%      47.3%             50.6%
   Services................  $  691,504  41%   $  491,888 $1,969,212  45%   $1,362,207
   Percentage of revenues .       50.4%             48.2%      52.7%             49.4%
     Total revenues........  $1,372,612  35%   $1,020,239 $3,736,305  35%   $2,759,226

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues, which constituted 2% and 3% of total license and other revenues in the third quarters of fiscal 1997 and 1996, respectively, and 3% in the first nine months of both fiscal 1997 and 1996. License revenue growth rates were 29% and 35% in the third quarters of fiscal 1997 and 1996, respectively, and 26% and 33% in the first nine months of fiscal 1997 and 1996, respectively. The Company's license revenues continue to benefit from an overall increase in market demand for database and related products and increased market acceptance of the Company's relational DBMS and applications products. The lower license revenue growth rate experienced in the third quarter and first nine months of fiscal 1997 was due primarily to continued weakness in the performance of certain of its international subsidiaries as well as the strengthening of the U.S. dollar.

SERVICE REVENUES. Support, consulting and education services revenues in the third quarter and first nine months of fiscal 1997 each increased from the corresponding periods of fiscal 1996. The Company's support revenues continued to constitute the largest portion of service revenues in the third quarter and first nine months of fiscal 1997. Support revenues grew 45% and 47% in the third quarter and first nine months of fiscal 1997, respectively, when compared to the corresponding periods in fiscal 1996. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 37% and 47% in the third quarters of fiscal 1997 and 1996, respectively, and 43% and 47% in the first nine months of fiscal 1997 and 1996, respectively. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                             -------------------------- ----------------------------
                              FEB 28,          FEB 29,   FEB 28,           FEB 29,
                               1997    CHANGE   1996       1997    CHANGE    1996
                             --------- ------ --------- ---------- ------ ----------
   Sales and marketing.....  $ 460,361  26%   $ 365,282 $1,274,899  27%   $1,000,955
   Percentage of revenues..      33.5%            35.8%      34.1%             36.3%
   Cost of services........  $ 401,441  40%   $ 286,843 $1,115,031  44%   $  773,774
   Percentage of revenues .      29.2%            28.1%      29.8%             28.0%
   Research and development
    (1)....................  $ 138,527  49%   $  92,805 $  391,036  45%   $  270,518
   Percentage of revenues..      10.1%             9.1%      10.5%              9.8%
   General and
   administrative..........  $  75,356  36%   $  55,367 $  215,349  31%   $  164,303
   Percentage of revenues .       5.5%             5.4%       5.8%              6.0%
   Acquired in-process
   research and
   development.............  $  36,800   *    $      -- $   36,800 (28%)  $   50,931
   Percentage of revenues .       2.7%               --       1.0%              1.8%

--------
 * Not meaningful

(1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 0.4% and 1.1% of total revenues during the third quarters of fiscal 1997 and 1996, respectively, and 0.6% and 1.3% of total revenues in the first nine months of fiscal 1997 and 1996, respectively.

International expenses were favorably affected in the third quarter and first nine months of fiscal 1997 when compared to the corresponding periods in the prior year due to the strengthening of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of total revenues, sales and marketing expenses decreased in the third quarter and first nine months of fiscal 1997 when compared to the corresponding periods of fiscal 1996 due primarily to increased revenue levels. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 58% of revenues in the third quarters of both fiscal 1997 and 1996, and 57% in the first nine months of both fiscal 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of both fiscal 1997 and 1996 would have been 10% of total revenues without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 39% from the third quarter of fiscal 1996 and 35% from the first nine months of fiscal 1996 to the corresponding periods of fiscal 1997 (49% and 45% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisitions of Datalogix International, Inc. and the on-line analytical processing business of Information Resources, Inc. The Company capitalized approximately $5,533,000 and $11,127,000 during the third quarters of fiscal 1997 and 1996, respectively, and $22,424,000 and $36,477,000 in the corresponding nine month periods. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $5,466,000 and $11,475,000 in the third quarters of fiscal 1997 and 1996, respectively, and $22,605,000 and $37,382,000 in the corresponding nine month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of total revenues were 5.5% and 5.4% in the third quarters of fiscal 1997 and 1996, respectively, and 5.8% and 6.0% in the corresponding nine month periods.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a special charge of $36,800,000 in the third quarter of fiscal 1997 and $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisitions of Datalogix International, Inc. and the on-line analytical processing business of Information Resources, Inc., respectively.

OTHER INCOME (EXPENSE):

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                   ---------------------- ----------------------
                                   FEB 28,        FEB 29, FEB 28,        FEB 29,
                                    1997   CHANGE  1996    1997   CHANGE  1996
                                   ------- ------ ------- ------- ------ -------
   Other income (expense)......... $ 4,330  153%  $ 1,709 $17,935  52%   $11,791
   Percentage of revenues ........    0.3%           0.2%    0.5%           0.4%

Changes in non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates. They also reflect foreign exchange and other miscellaneous income and expense items. Additionally, the Company realized a gain of approximately $3,100,000 during the first three months of fiscal 1996 related to the sale of a portion of its investment in Datalogix International, Inc.

PROVISION FOR INCOME TAXES:

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                             ------------------------ -------------------------
                             FEB 28,         FEB 29,  FEB 28,          FEB 29,
                               1997   CHANGE   1996     1997   CHANGE   1996
                             -------- ------ -------- -------- ------ ---------
   Provision for income
   taxes...................  $ 95,204  26%   $ 75,361 $259,605  50%   $ 173,582
   Percentage of revenues .      6.9%            7.4%     6.9%             6.3%

The Company's estimated effective tax rate for the first nine months of fiscal 1997 was 36% as compared to a 34% tax rate in the corresponding period of fiscal 1996.

NET INCOME AND EARNINGS PER SHARE:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                              ------------------------ -------------------------
                              FEB 28,         FEB 29,  FEB 28,          FEB 29,
                                1997   CHANGE   1996     1997   CHANGE   1996
                              -------- ------ -------- -------- ------ ---------
   Net income................ $169,253  16%   $146,290 $461,520  37%   $ 336,954
   Percentage of revenues ...    12.3%           14.3%    12.4%            12.2%
   Earnings per share........ $   0.25  14%   $   0.22 $   0.68  36%   $    0.50

LIQUIDITY AND CAPITAL RESOURCES:

                                                        NINE MONTHS ENDED
                                                   ---------------------------
                                                    FEB 28,           FEB 29,
                                                      1997    CHANGE   1996
                                                   ---------- ------ ---------
   Working capital................................ $1,235,676   75%  $ 705,910
   Cash and cash investments...................... $1,073,431   49%  $ 719,196
   Cash provided by operating activities.......... $  503,156  (4%)  $ 524,400
   Cash used for investing activities............. $  501,782   35%  $ 371,146
   Cash provided by (used for) financing
   activities..................................... $   35,290  357%  $ (13,711)

Working capital increased in the first nine months of fiscal 1997 over the corresponding prior year period, due primarily to cash flow from operations as well as proceeds from the issuance of Senior Notes, offset in part by stock repurchases, which resulted in higher cash levels.

The Company generated slightly lower cash flows from operations in the first nine months of fiscal 1997 over fiscal 1996, due primarily to larger cash payments for income taxes.

Cash used for investing activities increased in the first nine months of fiscal 1997 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures. In addition, the Company acquired Datalogix International, Inc. for $82,000,000 in cash in the third quarter of fiscal 1997 ($58,000,000 net of cash assumed) and the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash in the first quarter of fiscal 1996.

The Company's Board of Directors has approved the repurchase of up to 37,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 8,457,500 shares of the Company's Common Stock for approximately $347,256,000 during the first nine months of fiscal 1997. To date, the Company has repurchased a total of 30,574,509 shares of the Company's Common Stock for approximately $660,987,000. The Company has used cash flow from operations and proceeds from the issuance of Senior Notes to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

At February 28, 1997, the Company also had other outstanding debt of approximately $11,301,000, primarily in the form of other notes payable and capital leases.

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

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the enterprise and departmental database marketplace where certain vendors offer deep discounts in an effort to recapture or gain marketshare. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Any such price reductions and resulting lower license revenues could materially and adversely affect the Company's results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

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

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully improve, position and/or price its products, could have a material adverse effect on the Company's operating results.

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

SALES FORCE AND ALTERNATE DISTRIBUTION CHANNELS. The Company historically has relied heavily on its direct sales force. However, the Company is moving increasingly toward indirect, electronic and other alternate distribution channels to meet competitive demands. In addition, the Company is training and reorganizing part of its sales force to provide specialized expertise within certain vertical markets. There can be no assurance that the Company will be successful in increasing sales within these alternate distribution channels or within these industries. If the Company is not successful, it may lose significant sales opportunities.

UNCERTAINTY OF EMERGING AREAS. The impact on the Company of emerging areas such as the Internet, on-line services and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas.

NEW BUSINESS AREAS. The Company has in recent years diversified into a number of new business areas including Internet, on-line services, electronic commerce, interactive media applications and data warehousing. It also has begun to develop hardware reference specifications and to promote the use of network computers. These areas are new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The Company's success with its current network computer products and network computers generally is difficult to predict because network computers represent a method of computing that is new to the entire computer industry. The successful introduction of network computers to the market will depend in large measure on the commitment by hardware vendors to manufacture, promote and distribute network computers. There can be no assurance that sufficient numbers of hardware vendors will undertake this commitment, that the market will accept network computers or that network computers will generate significant revenues to the Company. See "New Products."

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depend to a significant extent on the continued service of senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a noncompetition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company has experienced relatively slower growth rates in its European operations, primarily as a result of senior management changes in several major European countries, slower adoption of information technology in the European markets and a strong U.S. dollar. There can be no assurance the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

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

RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. As part of its business strategy, the Company has acquired, effective January 1, 1997, Datalogix International, Inc. ("Datalogix") and expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. The Datalogix acquisition and any future acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. Regardless of its merit, any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business and operating results could be materially adversely affected.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

LONG-TERM INVESTMENT CYCLE. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ending May 31, 1997 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo, on October 23, 1995. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's present and former officers and directors. The derivative plaintiffs allege primarily that these officers and directors intentionally or negligently breached their fiduciary duties to the Company by allegedly engaging or acquiescing in certain activities related to nCUBE, a company in which Oracle's Chief Executive Officer owns a controlling interest. On March 25, 1997, the court dismissed the action pursuant to the defendants' motion to dismiss.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      4.1      Indenture between Oracle Corporation and State Street Bank and Trust
               Company of California, N. A.
     27.1      Financial Data Schedule

(b) Reports on Form 8-K

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ORACLE CORPORATION

Dated: April 10, 1997             By:/s/ JEFFREY O. HENLEY
                                     ---------------------------------------
                                     Jeffrey O. Henley
                                     Executive Vice President and Chief
                                     Financial Officer

Dated: April 10, 1997             By:/s/ THOMAS A. WILLIAMS
                                     ---------------------------------------
                                     Thomas A. Williams
                                     Vice President and Corporate Controller

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT #                            EXHIBIT TITLES
 ---------                            --------------
  4.1      Indenture between Oracle Corporation and State Street Bank and Trust
           Company of California, N.A.
 27.1      Financial Data Schedule