Form 10-K
period 1997-05-31
ORACLE CORP /DE/
filed 1997-08-13
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C., 20549

                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1997 was $27,587,690,611. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 31, 1997: 653,228,341.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 13, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                    FISCAL YEAR 1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.
 Item 1.   Business.....................................................     3
 Item 2.   Properties...................................................    12
 Item 3.   Legal Proceedings............................................    12
 Item 4.   Submission of Matters to a Vote of Security Holders..........    12
 Item 4A.  Executive Officers of the Registrant.........................    13
 PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    14
 Item 6.   Selected Financial Data......................................    15
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15
 Item 8.   Financial Statements and Supplementary Data..................    24
 Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    24
 PART III.
 Item 10.  Directors and Executive Officers of the Registrant...........    24
 Item 11.  Executive Compensation.......................................    24
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................    24
 Item 13.  Certain Relationships and Related Transactions...............    24
 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    24
           Signatures...................................................    49

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1998.

                                    PART I

ITEM 1. BUSINESS

Oracle Corporation ("Oracle" or the "Company") is the world's leading independent supplier of software for information management. In 1979, the Company introduced the first commercially available relational database management system for the storing, manipulating and sharing of information. The Company's primary information management products can be categorized into three primary product families: Server Technologies (distributed database servers, connectivity products and gateways), Application Development and Business Intelligence Tools (tools for application design, development and data access) and Business Applications (modules for financial management, supply chain management, manufacturing, project systems, human resources and sales force automation). The Company's principal product, Oracle8(TM), is a multimedia, object-relational database management system ("DBMS") that runs on a broad range of computers, including massively parallel, clustered, symmetrical multi-processing, minicomputers, workstations, personal computers and laptop computers and over 85 different operating systems, primarily UNIX, Windows and Windows NT. The Oracle8(TM) relational DBMS is a key component of Oracle's database server offering for relational, object-relational, text, spatial, video and other types of data. The Company's Application Development and Business Intelligence Tools and Business Applications run on a broad range of operating systems including UNIX, Windows and Windows NT. The Company also offers consulting, education, support and systems integration services in support of its customers' use of the Company's software products.

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

BACKGROUND

Computer software can be classified into two broad categories: system software and application software. System software includes (1) operating systems, which control the computer hardware, (2) compilers and interpreters, which translate programs into a form that can be executed by a computer,
(3) communications software, which permits computers to send data across a network, and (4) database management systems, which are used to create, retrieve and modify data stored in computers. Application software automates the performance of specific business data processing functions such as payroll processing, general ledger accounting and inventory control.

Database management systems software permits multiple users and applications to access data concurrently while protecting the data against user and program errors and against computer and network failures. Database management systems are used to support the data access and data management requirements of transaction processing and decision-support systems.

The comparative advantage of a relational DBMS over a non-relational DBMS is that users need not know how or where their data is stored in the computer. To access data, users simply specify what data they desire, not how to retrieve it. Relational systems navigate automatically to the data, making database information readily accessible to all users, irrespective of their familiarity with the structure of the database. Regardless of how the data is actually stored in the computer memory, the results of database queries are presented to users in familiar, two-dimensional tables of rows and columns of data. Relational DBMSs therefore are widely used for management information and decision-support systems which require flexible access to large quantities of data.

Relational databases are often chosen to support data warehouses. A data warehouse is designed to store large amounts of historical or reference data which typically is used to support the decision-making and information needs of an enterprise. Because they facilitate application development and maintenance, relational DBMSs also have become widely used in mid-range and low-end transaction processing environments. As their performance and reliability have improved, relational DBMSs increasingly have been chosen to support mission-critical data processing applications.

Managing multimedia information such as video, audio, text, messaging, spatial and multi-dimensional data, often dictates the use of relational DBMSs. The Company believes that such use of relational DBMSs is particularly important as application development becomes more prevalent on the Internet. Traditionally, web-based systems have been primarily transaction-oriented in nature. Because Internet applications are becoming more information-oriented, relational DBMSs have become more widely used for web-based systems. As the various forms of information on the Internet become more complex and widely used (video, audio, text, messaging, spatial and multi-dimensional data), the Company believes the demand for more sophisticated relational DBMSs will increase.

Object-oriented technology allows companies to more closely model their systems to an enterprise's business. In an object-oriented development environment, developers can define objects (data structures) and methods (operations) that correspond directly to a business application. To support these features, Oracle8 includes many new object-relational features such as custom object types, methods and object views.

PRODUCT DEVELOPMENT HISTORY

In 1976, International Business Machines Corporation ("IBM") published the specifications for a simple, English-like command language called SQL (pronounced "sequel"), with which users define, retrieve, manipulate and control data stored in a relational DBMS. In 1977, the Company was formed to develop a relational DBMS using IBM's published specifications for the SQL language. Two years later, in June 1979, the Company introduced the Oracle relational DBMS, the first commercially available relational DBMS. IBM's first relational DBMS product, SQL/DS, was released in February 1982. In 1985, IBM announced DB2, its second relational DBMS product, and its second product to implement SQL. SQL has become the industry standard command language for relational DBMS products. In October 1986, the American National Standards Institute ("ANSI") approved a standard definition for the SQL command language, which was also adopted by the International Standards Organization ("ISO"). The SQL standard was updated with additional capabilities in 1989, and a second enhanced standard ("SQL92") was finalized in 1992.

The Company has periodically released updated versions of the Oracle relational DBMS containing performance and functionality enhancements for distributed computing, on-line transaction processing and decision support applications. Complementing the core server technology, Oracle also develops and markets a comprehensive family of application development tools for different types of applications. These application tools provide both development and deployment environments for building scalable, client server applications running on a broad range of platforms. The most recent version of Oracle's tool set includes Oracle Designer/2000 and Developer/2000, the core development tools for client server applications development. In addition, the Company introduced Oracle Web Tools in 1997 which allow users to convert Oracle based client server applications to web applications. In the data warehousing area, Oracle offers business intelligence tools including Discoverer/2000 and Oracle Express, which provide query, analysis and decision support capabilities.

The Company initially entered the business applications market in the late 1980's. Oracle's business applications products provide a comprehensive global business solution that allows for complete enterprise automation. The business applications product suite includes over 30 client server applications modules for financial management, supply chain management, project systems, manufacturing, sales force automation and human resources. In 1997, the Company introduced Web Applications which allow users to operate in a "thin-client" environment and companies to benefit from lower cost of ownership and easier systems management.

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

In 1994, the Company acquired the Rdb relational DBMS and associated software products (now known as "Oracle Rdb") from Digital Equipment Corporation ("DEC"). This product has many of the same attributes as the Oracle7 relational DBMS, but it operates only on hardware and operating systems developed by DEC.

In 1995, the Company acquired the Express(R) family of on-line analytical processing ("OLAP") software products from Information Resources, Inc. ("IRI") in order to enhance its existing data warehousing strategy. These products complement Oracle's existing products for the development and maintenance of data warehouses and enable customers to manage and perform complex analyses of business data.

In October, 1996, the Company introduced Network Computing Architecture(TM)
(NCA). Oracle's Network Computing Architecture is a cross-platform environment for developing and deploying object-based, network-centric applications, including robust Web applications. Through this architecture, existing client server applications can take advantage of Web technology with minimal change. It also allows customers to implement distributed object technologies. Based on open de facto standards, CORBA and HTTP, Oracle's Network Computing Architecture supports the Netscape ONE client, the network computer and Microsoft's ActiveX Desktop. Network Computing Architecture enables customers to protect existing IT investments while taking advantage of new technologies by dynamically linking Internet, client server and legacy systems.

In 1997, Oracle acquired Datalogix, a provider of client server solutions for process manufacturing applications.

In June 1997, the Company introduced Oracle8, the latest major version of its primary product. Oracle8 is based on an advanced scalable architecture and leverages the broadest range of hardware. Key new features include object relational technology, data partitioning, server managed back-up and recovery, advanced queuing, heterogeneous services, index only tables and binary large objects.

PRODUCTS

The Company's product strategy is to deliver to its customers scalable solutions for personal, workgroup, department and enterprise computing as well as the public. The Company's products span all of these markets and are contained within three primary product families: Server Technologies, Application Development and Business Intelligence Tools and Business Applications, as follows:


     SERVER                      TOOLS                APPLICATIONS
     ------                      -----                ------------
     ORACLE8                     DESIGNER/2000        FINANCIALS
     ORACLE8 ENTERPRISE EDITION  DEVELOPER/2000       HUMAN RESOURCES
     WEB APPLICATION SERVER      WEB TOOLS            MANUFACTURING
     EXPRESS SERVER              DATABASE DESIGNER    SALES FORCE AUTOMATION
     ENTERPRISE MANAGER          POWER OBJECTS        SUPPLY CHAIN MANAGEMENT
                                 GROUPWARE            PROJECTS
                                 OLAP TOOLS           DATAWAREHOUSING
                                                      WEB APPLICATIONS


SERVER TECHNOLOGIES

  Products

The Company's Server Technologies product family consists of an integrated set of database server and networking products. The principal product is the Oracle relational DBMS. The Oracle relational DBMS gives users the ability to define, retrieve, manipulate and control data stored on multiple computers, using the industry standard SQL language. With the current version, Oracle8, additional capabilities have been included that allow users to manage unstructured information such as text, spatial, video, messaging, multidimensional data and object-relational information.

With the introduction of Oracle's Network Computing Architecture, Oracle introduced Oracle Web Application Server, a middleware component of Oracle's three-tier strategy. Oracle Web Application Server is an open-software platform for developing, deploying and managing distributed software application programs. Based on CORBA (Common Object Request Broker), the Oracle Web Applications Server ("thin-client") allows distributed transaction processing with large numbers of users and data while improving performance and lowering incremental deployment and maintainence costs. The current version 3.0 can run on Netscape, Microsoft and Oracle data servers.

Oracle Express Server, acquired in 1995 as part of IRI's Express family of products, is an advanced calculation engine and data cache for data warehousing and OLAP (On-line Analytical Processing) and a key component of Oracle's server technology family. The Express Server uses a multidimensional model that reflects how users view their business. Oracle Express integrates cross-departmental data, enabling managers to view their business from a common information base, along multiple dimensions. It provides users with the ability to work with all of the data in a data warehouse. Express can also go beyond the warehouse and integrate data from disparate systems--relational, legacy or external. This integration enables new applications, such as fact-based selling, activity-based costing and product profitability analysis to transcend the boundaries of a single department.

Another component of the Server Technologies product family is the Oracle Open Gateway products (Oracle Transparent Gateway(R) and Oracle Procedural Gateway(R)). These products allow non-Oracle DBMSs to be integrated into a distributed database environment. Users can employ the SQL language to access data stored in other relational DBMSs such as IBM's DB2 and data stored in older hierarchical DBMSs or file systems.

  Key Features

The Oracle8 relational DBMS supports a client server architecture between application programs and database servers, as well as a network computing architecture among client devices, applications servers and database servers. Additionally, Oracle8 permits transparent data sharing across a communications network so that application programs and users can access data without knowing or specifying the location of the data within the network. The Oracle8 object-relational DBMS provides features to support the operational requirements of on-line transaction processing (OLTP), decision support and data warehouse environments for high systems availability and performance. The Oracle relational DBMS provides optional parallel server technology that further extends scalability and availability by allowing multiple, loosely coupled or clustered machines to access cooperatively a logical database spread across multiple disks. Furthermore, the Oracle8 DBMS provides optional parallel query capabilities that enable quick searching of large amounts of data for large-scale decision support and data warehouse applications. The Oracle8 relational DBMS also contains replication features that automatically copy data among multiple locations, providing systems architects and application developers with additional flexibility for managing data distribution and access throughout an enterprise.

The Company's database technology has supported the management of unstructured data, such as text, audio and video, since the introduction of Oracle 7.3. With the release of Oracle8, object-relational capabilities of the Company's database technology have been extended to support high-speed transactions, powerful decision-support and leading edge network computing applications.

Among the key features of the Oracle Express Server are functions that analyze, forecast, model and ask what-if questions of the data. The server has built-in functions for mathematical, financial, statistical, logical and string manipulation. Express Server can store and manage multidimensional arrays of data or provide direct analysis of relational data with a sophisticated multidimensional caching scheme. Other key features include the ability to structure data in ways users understand, portability to leading server platforms and on operating systems such as Microsoft, IBM, Digital and Hewlett-Packard, scalability from PC to mainframe, simultaneous accessibility to several multidimensional databases, accessibility through published Application Programming Interfaces (APIs) which include Dynamic Link Library
(DLL), Visual Basic custom control and Dynamic Data Exchange (DDE), and the ability to combine relational and multidimensional data through APIs which include a SQL interface to any database that complies with the Open Database Connectivity (ODBC) standard, native SQL support for Oracle, Sybase, Ingres, Teradata, DB2 and SQLServer (both Sybase and Microsoft).

Applications developed with the Oracle relational DBMS are scalable from the desktop to massively parallel computers and are portable to a wide variety of hardware and operating system environments with little or no change to the underlying structure.

APPLICATION DEVELOPMENT AND BUSINESS INTELLIGENCE TOOLS

  Products

The Company provides a number of application development tools for different types of applications. For the personal and workgroup markets, Oracle offers Oracle Power Objects(R), a simple, easy-to-use development tool for client/server and web applications. For the departmental and enterprise systems, Oracle offers two products: Designer/2000(TM) and Developer/2000(TM). Designer/2000 is a set of development tools for modeling and generating both client server and web applications. Developer/2000 is an application development and deployment tool which offers a robust development environment for building scalable database applications that can be deployed on a variety of platforms, including the World Wide Web. The Company also offers a suite of business intelligence tools, Oracle Discoverer(TM) and Oracle(R) Express(R), which provide query, analysis and decision support capabilities to a wide range of users accessing data warehouses and data marts.

  Key Features

The Company's application development tools are being developed to run on Oracle's Network Computing Architecture, with the goal of providing enterprise-class performance and compatibility with other applications. These tools run on a variety of platforms, support graphical user interfaces and allow for an efficient use of hardware resources.

BUSINESS APPLICATIONS

  Products

Oracle Applications consist of over 30 integrated software modules for financial management, supply chain management, manufacturing, project systems, human resources and sales force automation. These applications combine business functionality with innovative technologies, such as data warehousing and workflow, to build enterprise-wide solutions. Oracle currently provides or is in the process of developing industry solutions for the Consumer Packaged Goods, Energy, Healthcare, Telecommunications, Government/Higher Education, Industrial, Financial Services and other industries. Oracle Applications are designed for rapid implementation and continuous process improvement.

Oracle also provides a family of applications that have been specifically designed for the World Wide Web--Oracle Applications for the Web. These applications enable customers to lower the cost of their business operations by providing their customers, suppliers and employees self-service access to selected business information using the World Wide Web.

The Company is currently developing web-deployed applications which will have a "thin-client" technology based on the Oracle Network Computing Architecture and have the potential to reduce the costs of deployment and maintenance associated with traditional client server applications.

For better management, Oracle Applications Data Warehouse provides businesses the enterprise-wide view of information required for informed decision making.

  Key Features

Oracle is the only applications vendor that builds an integrated set of technologies: applications, tools and database. This enables the Company to build application enhancements within each technology layer for improved scalability and performance. Oracle's flexible and open applications architecture enables customers to tailor the applications with minimal programming and easily integrate Oracle Applications with third party and legacy systems. Release 10.7 of Oracle Applications is fully compliant with year 2000 requirements.

With web-deployed Oracle Applications, customers can reduce administrative and installation costs associated with traditional two-tier architectures by running Oracle Applications on any Java-enabled Web browser. This enables the applications to be run on traditional PCs and new low-cost clients such as network computers.

CONSULTING, EDUCATION AND SUPPORT SERVICES

In most of its sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting and education revenues represented approximately 26% of total revenues in fiscal 1997 and 24% of total revenues in each of fiscal 1996 and 1995.

The Company offers a wide range of support services that include on-site, telephone or Internet access to support personnel as well as software updates. Telephone support is provided by local offices as well as Oracle's five global support centers around the world. The prices of the Company's support services are generally based on the level of support services provided and the number of users authorized to access the Company's software products. Support revenues represented approximately 23%, 21% and 20% of total revenues in fiscal 1997, 1996 and 1995, respectively.

The Company believes that its broad-based service offerings and its current and planned product offerings facilitate the transfer of technology to customers and stimulate demand for the Company's products.

MARKETING AND SALES

  Direct and Indirect Sales Organization

In the United States, the Company markets its products and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 1997, were located in approximately 60 United States metropolitan areas.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 60 subsidiaries. These subsidiaries license and support the Company's products both within their local countries and certain other foreign countries where the Company does not operate through a direct sales subsidiary. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

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

As of May 31, 1997, headcount in the United States included 9,634 sales and service employees while the international sales and service groups consisted of 13,015 employees.

  Additional Customer Information

Revenues from international customers (including end users and resellers) amounted to approximately 53%, 57% and 58% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

PRODUCT DEVELOPMENT

The Company continually enhances its existing products and develops new products in order to meet its customers' ever-changing requirements and to expand its product base. Research and development expenditures were 10% of total revenues in fiscal 1997, 1996 and 1995, respectively (in each case prior to the effect of amounts capitalized in accordance with Statement of Financial Accounting Standards No. 86).

Significant areas of product development expenditures during fiscal 1997 included the following:

  . Enhancing and extending the Oracle relational DBMS, including extending its distributed database capability, optimizing its performance in production applications, increasing its data capacity and ability to handle large user populations, adding additional security features, incorporating object oriented extensions to SQL and adding the ability to manage large objects, including video, audio, text and more complex structures of data;

  . Developing and enhancing network software products, including application development tools for networks, application deployment platforms for networks, and network management products, including support for the Internet and the World Wide Web;

  . Developing new and enhanced network-oriented groupware products for document management, communication and personal productivity;

  . Developing new and enhanced application development and business intelligence tools;

  . Developing and enhancing client server and network computing business applications for financial management, supply chain management, project systems, manufacturing, sales force automation and human resources, including vertical industry extensions to meet specific industry solutions initiative ("ISI") requirements;

  . Developing reference design specifications for a family of low-cost, easy-to-use network computing devices and applications, as well as some applications development for network computer devices; and

  . Porting new versions and releases of the Company's products to the numerous computer models on which prior versions and releases operate, as well as extending the Company's products to make effective use of new hardware technologies.

COMPETITION

The computer software industry is intensely competitive and rapidly evolving. The Company competes in various markets. Prospective customers often perform a detailed technical evaluation or benchmark of competitive products as a part of the DBMS, applications software and software development tools selection process. Technical support is therefore a critical element in the Company's sales and delivery process. Consequently, sales representatives typically are teamed with technical support specialists who can answer technical questions, help customers run benchmarks against competitive products and develop prototype databases and Oracle-based applications.

The principal independent software competitors in the enterprise and departmental DBMS marketplace include Informix Corporation, Sybase, Inc., Computer Associates International, Inc., Progress Software Corporation and Software AG. In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors, including Microsoft Corporation. In addition, hardware systems vendors sell or license database software with which the Company competes, including International Business Machines Corporation. In the application development and business intelligence tools market, the Company competes primarily with Visual Basic, a product owned by Microsoft Corporation, PowerBuilder, a product owned by Sybase, Inc., and Forte Software, Inc. The Company also competes in the client server business applications software market. Competitors include SAP Aktiengeschellschaft, Peoplesoft, Inc. and The Baan Company in the financial, manufacturing and human resources applications markets. The Company also competes with systems integrators and consulting organizations in the services marketplace. In the data warehousing market, the Company's OLAP products compete with those of Red Brick Systems, Inc., Arbor Software Corporation, Cognos, Inc. and Business Objects, S. A.

In the enterprise market (massively parallel, clustered, symmetrical multi-processing, mainframes, minicomputers and workstations), the Company believes that the most important considerations for end user software customers are performance, functionality, product reliability, ease of use, quality of technical support and total cost of ownership, including initial price and deployment costs as well as ongoing maintenance costs. In the workgroup market, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes effectively in each of these markets, although the competition is intense in each market.

PRODUCT AND SERVICES REVENUES

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users on a specified computer. The Company currently offers either CPU-based or user-based pricing for most products. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of users, the number of employees, the number of CPUs or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for shrink-wrap, government and telemarketing customers) are recognized as revenue upon shipment if there are no significant post-delivery obligations and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. The Company provides for sales returns based on historical rates of return.

The Company receives sublicense fees from its Oracle Alliance members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

In general, the Company prices its support services based on the level of support services provided and the number of users authorized to access the Company's software products. Most customers take support initially and renew their support agreements annually. Support usually consists of two parts: (1) technical support, including telephone consultation on the use of the products and problem resolution; and (2) system updates for software products and user documentation. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period. Revenues related to consulting and education services to be performed by the Company generally are recognized over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues and expenses reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT PROTECTION

The Company relies on a combination of trade secret, copyright, patent, trademark and other proprietary or intellectual property rights laws, license agreements and technical measures to protect its rights in its software products. The Company owns several issued patents and has numerous patent applications pending before the United States Patent and Trademark Office.

The Company has registered "ORACLE" as a trademark in the United States and in over 100 foreign countries and has additional registrations pending. The Company also has registered over 45 other trademarks in the United States for other product names and also has registration applications pending for products and services names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a nontransferable perpetual license that restricts the use of the products to the customer's operations on either a single CPU or up to a maximum number of users across a network of services. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's products are generally licensed pursuant to signed license agreements, or may be licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined in all jurisdictions. The Company also distributes certain of its workgroup products through the Internet pursuant to on-line licenses that are acknowledged by the licensee. The enforceability of such licenses has not yet been determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

The Company believes that its trade secret, copyright, patent, trademark and other proprietary and intellectual property rights are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the knowledge, ability and experience of the Company's personnel, brand recognition and ongoing product support may be more significant in maintaining the Company's competitive advantages.

EMPLOYEES

As of May 31, 1997, the Company employed 29,431 full-time persons, including 21,617 in sales and services, 1,032 in marketing, 3,970 in research and development and 2,812 in general and administrative positions. Of such employees, 14,181 were located in the United States and 15,250 were employed in approximately 60 other countries outside the United States.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's headquarters facilities consist of approximately 1,900,000 square feet of office space in Redwood City and Belmont, California, of which 1,400,000 square feet is located in six buildings. The Company owns two of the buildings, is in the process of completing the purchase of two additional buildings, and has options to acquire the other two buildings, which are currently leased. As discussed in Note 2 to the Consolidated Financial Statements, the Company has capitalized leases for the two buildings which it is in the process of acquiring as well as both of the leased buildings. The Company also owns the land under its main headquarters buildings and owns or controls additional land near its headquarters site on which it is currently constructing an additional headquarters building. In addition, the Company has purchased land in the UK and has constructed a 100,000 square foot facility to be used for its UK subsidiary's headquarters and is constructing an additional 100,000 square foot facility in the UK. The Company also purchased land in New Hampshire where it has constructed a 70,000 square foot field office site. Additionally, the Company has purchased land in Virginia and Rocklin, California, on which the Company is constructing 200,000 and 100,000 square foot buildings, respectively. The Company also leases office space in numerous locations in the United States and many other countries.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

   NAME                     OFFICE(S)
   ----                     ---------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board
   Raymond J. Lane......... President, Chief Operating Officer and Director
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer and Director
   David J. Roux........... Executive Vice President, Corporate Development
   Robert W. Shaw.......... Executive Vice President, Worldwide Consulting Services and
                            Vertical Markets
   Daniel Cooperman........ Senior Vice President, General Counsel and Secretary
   Thomas A. Williams...... Vice President and Corporate Controller

Mr. Ellison, 52, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is co-chairman of California's Council on Information Technology and is a member of President Clinton's Export Council. Mr. Ellison is also a director of SuperGen, Inc., a pharmaceutical company, as well as Apple Computer, Inc., a computer hardware company.

Mr. Lane, 50, has been President and Chief Operating Officer of the Company since July 1996. Mr. Lane served as Executive Vice President of the Company and President of Worldwide Operations from October 1993 to June 1996, and has been a Director since June 1995. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane served as Senior Vice President and Managing Partner of the Worldwide Information Technology Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton Executive Committee and its Board of Directors from April 1987 to May 1992. Mr. Lane is also a member of the Board of Trustees of Carnegie Mellon University.

Mr. Henley, 52, has been Executive Vice President and Chief Financial Officer of the Company since March 1991, and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is also a director of Tricord Systems, Inc., a computer hardware company.

Mr. Roux, 40, has been Executive Vice President of Corporate Development since March 1996, and Senior Vice President of Corporate Development of the Company since September 1994. Before joining Oracle, Mr. Roux served as Senior Vice President, Marketing and Business Development at Central Point Software from April 1992 to July 1994. From October 1991 to April 1992, he served as Senior Vice President of the Portable Computing Group at Lotus Development Corporation and from June 1990 to October 1991, he served as Vice President of Business Development at Lotus Development Corporation. Mr. Roux is also a director of Voxware, Inc., a digital speech processing technology company, and the Western NIS Enterprise Fund.

Mr. Shaw, 49, has been Executive Vice President of Worldwide Consulting Services and Vertical Markets since February 1997, and Senior Vice President of Worldwide Applications and Services of the Company from August 1995 to January 1997. From June 1992 to July 1995, Mr. Shaw served as Senior Vice President of Global Services of the Company. Prior to joining Oracle, Mr. Shaw served as a Vice President of the West Coast Informations Systems group of Booz-Allen & Hamilton from June 1989 to June 1992.

Mr. Cooperman, 46, has been Senior Vice President, General Counsel and Secretary of the Company since February 1997. Prior to joining Oracle, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977, and had served there as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm's Business & Transactions Group, and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose Office.

Mr. Williams, 45, has been a Vice President of the Company since October 1990 and Corporate Controller since May 1989. Prior to joining Oracle, Mr. Williams held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm, including Partner from September 1987 to May 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 8,396 stockholders of record as of May 31, 1997. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                  LOW SALE PRICE HIGH SALE PRICE
                                                  -------------- ---------------
 Fiscal 1997:
   Fourth Quarter................................     $33.63         $48.13
   Third Quarter.................................      37.00          51.00
   Second Quarter................................      34.50          50.13
   First Quarter.................................      32.00          42.13
 Fiscal 1996:
   Fourth Quarter................................     $26.49         $36.00
   Third Quarter.................................      26.33          36.67
   Second Quarter................................      23.33          32.50
   First Quarter.................................      22.67          29.58

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

During fiscal 1997, the Company issued and sold securities without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) thereof. On May 12, 1997, the Company issued and sold 3,000,000 Series A Equity Call Warrants to an institutional investor pursuant to a Warrant Purchase Agreement dated May 7, 1997 (Exhibit 4.2), and the related pricing agreement, for an aggregate purchase price of $17,946,000. On May 19, 1997, the Company issued and sold 3,000,000 Series I Equity Call Warrants to an institutional investor pursuant to a Warrant Purchase Agreement dated as of May 14, 1997 (Exhibit 4.5), and the related pricing agreement, for an aggregate purchase price of $17,952,000. There were no underwriters employed in connection with either of the two transactions.

On July 14, 1997, the Company announced a three-for-two stock split in the form of a common stock dividend to be distributed on August 15, 1997 to stockholders of record as of August 1, 1997. Per share data and numbers of common shares contained in these consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations have not been adjusted to reflect the stock split that will be effective in the first quarter of fiscal 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEAR ENDED MAY 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ---------- ---------- ---------- ---------- ----------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues.............  $5,684,336 $4,223,300 $2,966,878 $2,001,147 $1,502,768
   Operating income.....   1,262,985    904,891    649,721    419,953    216,979
   Net income...........     821,457    603,279    441,518    283,720     98,256
   Earnings per share...        1.22       0.90       0.66       0.43       0.15
   Total assets.........   4,624,315  3,357,243  2,424,517  1,594,984  1,184,020
   Short-term debt......       3,361      5,623      9,599      6,898     10,684
   Long-term debt.......     300,836        897     81,721     82,845     86,380
   Stockholders' equity.   2,369,712  1,870,449  1,211,358    740,553    528,039

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In fiscal 1997, 1996 and 1995, the Company continued to improve its operating margins (prior to the effects of the fiscal 1997 and 1996 adjustments for acquired in-process research and development) over the corresponding prior year periods due to increases in revenue growth, coupled with lower general and administrative expenses as a percentage of revenues. The Company's revenue growth rate was 35%, 42% and 48% in fiscal 1997, 1996 and 1995, respectively. Sales and marketing expenses continued to represent the largest category of operating expenses, constituting 35% of revenues in fiscal 1997 and 37% of revenues in fiscal years 1996 and 1995. Cost of services as a percentage of total revenues increased to 27% in fiscal 1997 from 26% in both fiscal year 1996 and 1995. The Company's investment in research and development remained constant at 10% of revenues in fiscal years 1997, 1996 and 1995, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues decreased to 5% in 1997 from 6% in both fiscal 1996 and 1995. Overall, operating income as a percentage of revenues was 22% (23% prior to the adjustment for acquired in-process research and development), 21% (23% prior to the adjustment for acquired in-process research and development), and 22% in fiscal 1997, 1996 and 1995, respectively.

Domestic revenues increased 47% in both fiscal 1997 and 1996, while international revenues increased 25% and 39% in fiscal 1997 and 1996, respectively. International revenues were unfavorably affected in both fiscal 1997 and 1996 when compared to the corresponding prior year periods as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 31% and 41% in fiscal 1997 and 1996, respectively. Revenues from international customers were approximately 53%, 57% and 58% of revenues in fiscal 1997, 1996 and 1995, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

Quarterly revenues reflect distinct seasonality. See "Quarterly Results of Operations" below.

REVENUES:

                            FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996 CHANGE  FISCAL YEAR 1995
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ -----------------
   Licenses and Other......    $2,896,696      26%     $2,296,572      37%     $1,673,731
   Percentage of revenues..         51.0%                   54.4%                   56.4%
   Services................    $2,787,640      45%     $1,926,728      49%     $1,293,147
   Percentage of revenues..         49.0%                   45.6%                   43.6%
     Total Revenues........    $5,684,336      35%     $4,223,300      42%     $2,966,878

LICENSES AND OTHER REVENUES. During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its relational DBMS operates, and as additional software products have been acquired or introduced. License revenues for software used on computers utilizing the UNIX operating system decreased to 70% of license revenues in fiscal years 1997 and 1996 from 73% in fiscal 1995. License revenues for use on desktop computers increased from 17% in 1995 to 19% in 1996 and 23% in fiscal 1997. License revenues from software for use on computers utilizing other proprietary operating systems, including DEC, IBM and other proprietary vendors were 7%, 11% and 10% in fiscal 1997, 1996 and 1995, respectively.

License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in both fiscal 1997 and 1996, and 4% of total license and other revenues in fiscal 1995. License and other revenue growth rates were 26% and 37% in fiscal 1997 and 1996, respectively. The lower license and other revenues growth rate experienced in fiscal 1997 was due primarily to relatively lower growth rates experienced by the overall database market, continued weakness in the performance of certain of its international subsidiaries and the strengthening of the U.S. dollar.

SERVICES REVENUES. Support, consulting and education services revenues each increased in fiscal 1997 and 1996 over the corresponding prior year levels. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 46% and 55% in fiscal 1997 and 1996, respectively. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 44% in both fiscal 1997 and 1996 as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                             FISCAL YEAR 1997 CHANGE  FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995
   (DOLLARS IN THOUSANDS)    ---------------- ------  ---------------- ------ ----------------
   Sales and Marketing.....     $1,970,394      27%      $1,549,231      40%     $1,103,345
   Percentage of revenues..          34.7%                    36.7%                   37.2%
   Cost of Services........     $1,550,466      41%      $1,096,013      41%     $  779,012
   Percentage of revenues..          27.3%                    26.0%                   26.3%
   Research and Development
    (1)....................     $  555,476      43%      $  389,093      49%     $  260,597
   Percentage of revenues..           9.8%                     9.2%                    8.8%
   General and Administra-
    tive...................     $  308,215      32%      $  233,141      34%     $  174,203
   Percentage of revenues..           5.4%                     5.5%                    5.9%
   Acquired In-Process
    Research and
    Development............     $   36,800     (28%)     $   50,931       *              --
   Percentage of revenues..           0.6%                     1.2%                      --

--------
  *  Not meaningful
  (1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 0.5%, 1.1% and 1.6% of total revenues during fiscal 1997, 1996 and 1995, respectively.

International expenses were favorably affected in both fiscal 1997 and 1996 when compared to the corresponding prior year periods due to the strengthening of the U.S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of licenses and other revenues, sales and marketing expenses increased slightly in both fiscal 1997 and 1996 when compared to the corresponding prior year periods, due primarily to increased sales expenses incurred in anticipation of higher license growth rates than experienced. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services were 56% in fiscal 1997, having decreased from 57% in fiscal 1996 and 60% in fiscal 1995. The Company's service margins for fiscal 1997 were positively affected versus the prior years due primarily to higher margins in the consulting area and a higher percentage of support revenues which have higher margins than consulting and education revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 10% of total revenues in each of the 1997, 1996 and 1995 fiscal years, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 34% and 42% in fiscal 1997 and 1996, respectively. The fiscal 1997 increase was due in part to increases in research and development staff hired in connection with the acquisitions of Datalogix International, Inc. and the on-line analytical processing business of Information Resources, Inc. The fiscal 1996 increase was due in part to research and development staff hired in connection with the acquisitions of the on-line analytical processing business of Information Resources, Inc. and the Rdb and repository businesses of Digital Equipment Corporation. The Company capitalized $28,064,000, $48,031,000 and $48,187,000, of computer software development costs in fiscal 1997, 1996 and 1995, respectively, which represented 5%, 11% and 16% of total expenditures for research and development in fiscal 1997, 1996 and 1995. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $28,156,000, $48,815,000 and $48,662,000, in fiscal 1997, 1996 and 1995, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in both fiscal 1997 and 1996 when compared to their corresponding prior year periods, due primarily to higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded special charges of $36,800,000 in the third quarter of fiscal 1997 and $50,931,000 in the first quarter of fiscal 1996 to expense in-process research and development costs related to the acquisitions of Datalogix International, Inc. and the on-line analytical processing business of Information Resources, Inc., respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE):

                            FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Other Income (Expense)..     $ 20,542       41%      $ 14,619       58%      $  9,261
   Percentage of revenues..         0.4%                    0.3%                    0.3%

Changes in other income and non-operating expenses primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. Additionally, the Company realized a gain of approximately
$3,100,000 during the first quarter of fiscal 1996 related to the sale of a portion of its investment in Datalogix International, Inc.

PROVISION FOR INCOME TAXES:

                            FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Provision for Income
    Taxes..................     $462,070       46%      $316,231       45%      $217,464
   Percentage of revenues..         8.1%                    7.5%                    7.3%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. See Note 7 of Notes to Consolidated Financial Statements. The effective tax rate was 36% in fiscal 1997, 34.4% in fiscal 1996 and 33% in fiscal 1995. The increase in the tax rate in fiscal 1997 is due to the expiration of the federal research and development credit and the relative profitability of various foreign subsidiaries.

NET INCOME AND EARNINGS PER SHARE:

                            FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996 CHANGE FISCAL YEAR 1995
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Net Income..............     $821,457       36%      $603,279       37%      $441,518
   Percentage of revenues..        14.5%                   14.3%                   14.9%
   Earnings Per Share......     $   1.22       36%      $   0.90       36%      $   0.66

QUARTERLY RESULTS OF OPERATIONS

The Company believes that fourth quarter revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1998. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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

                                             FISCAL 1997 QUARTER ENDED
                                    --------------------------------------------
                                                            FEBRUARY
                                    AUGUST 31  NOVEMBER 30     28       MAY 31
                                    ---------- ----------- ---------- ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues.......................  $1,052,320 $1,311,373  $1,372,612 $1,948,031
   Operating Income...............  $  168,875 $  274,188  $  260,127 $  559,795
   Net Income.....................  $  112,771 $  179,496  $  169,253 $  359,937
   Earnings Per Share (1).........  $     0.17 $     0.27  $     0.25 $     0.54
   Number of Common and Common
    Equivalent Shares Outstanding.     673,810    675,949     673,186    668,508
                                             FISCAL 1996 QUARTER ENDED
                                    --------------------------------------------
                                                            FEBRUARY
                                    AUGUST 31  NOVEMBER 30     29       MAY 31
                                    ---------- ----------- ---------- ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues.......................  $  771,803 $  967,184  $1,020,239 $1,464,074
   Operating Income...............  $   74,191 $  204,612  $  219,942 $  406,146
   Net Income.....................  $   53,763 $  136,901  $  146,290 $  266,325
   Earnings Per Share (1).........  $     0.08 $     0.20  $     0.22 $     0.40
   Number of Common and Common
    Equivalent Shares Outstanding.     669,776    670,710     670,479    671,667

  --------
  (1) Earnings per share before the effect of the adjustment for acquired in-process research and development were $0.29 and $0.13 per share in the quarters ended February 28, 1997 and August 31, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                                              FISCAL YEAR ENDED MAY 31,
                                      -------------------------------------------
                                         1997    CHANGE    1996   CHANGE   1995
                                      ---------- ------  -------- ------ --------
                                                    (IN THOUSANDS)
   Working capital..................  $1,348,957   63%   $829,501   48%  $562,045
   Cash and cash investments........   1,329,527   51%    882,871   51%   585,818
   Cash provided by operating activ-
    ities...........................   1,030,504   16%    889,157   56%   568,684
   Cash used for investing activi-
    ties............................     777,381   41%    551,488   11%   495,769
   Cash used for financing activi-
    ties............................      57,122  (35%)    88,291  451%    16,034

Working capital increased in both fiscal 1997 and 1996 over the corresponding prior year periods, due primarily to increased cash flow from operations as well as proceeds from the issuance of Senior Notes in fiscal 1997 (see below), offset in part by stock repurchases, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in both fiscal 1997 and 1996, due primarily to improved profitability and strong cash collections.

Cash used for investing activities increased in both fiscal 1997 and 1996 as compared to the corresponding prior year periods due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures. In addition, the Company acquired Datalogix International, Inc. for $82,000,000 in cash in the third quarter of fiscal 1997 ($58,000,000 net of cash assumed) and the on-line analytical processing business of Information Resources, Inc. for $100,000,000 in cash in the first quarter of fiscal 1996. The Company expects to continue to invest in capital assets and capitalized software development activities to support its growth.

The Company's Board of Directors has approved the repurchase of up to 47,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 12,807,500 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997, 4,478,134 shares of the Company's Common Stock for approximately $113,087,000 in fiscal 1996, 4,201,875 shares of the Company's Common Stock for approximately $75,859,000 in fiscal 1995 and 13,437,000 shares of the Company's Common Stock for approximately $124,787,000 prior to fiscal 1995. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During fiscal 1995 and 1994, the Company sold 5,752,500 put warrants. On March 24, 1995, 3,502,500 of these put warrants were canceled at minimal cost and the remaining warrants expired without being exercised. Additionally, the Company purchased 3,595,500 call options in fiscal 1995 and 1994. On July 6, 1995, the Company sold 2,189,250 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 1,406,250 call options were exercised in October 1995 at $21.08 per share for a total of $29,648,000 and were included in stock repurchases for fiscal 1996.

During fiscal 1997, the Company sold 6,000,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $77.00 and $77.55. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to equity.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

At May 31, 1997, the Company also had other outstanding debt of approximately $4,197,000, primarily in the form of other notes payable and capital leases.

Subsequent to May 31, 1997, the Company announced the completion of the merger of its wholly owned subsidiary, Network Computer, Inc., and Navio Communications, Inc. in a stock for stock exchange. Additionally, the Company announced that it had reached agreement to acquire all of the outstanding shares of Treasury Services Corporation, subject to certain regulatory approvals and other conditions, for up to $120 million in cash. Both of these acquisitions will be accounted for using the purchase method of accounting and are expected to result in one time charges for the write-off of in-process research and development expenses in the first quarter of fiscal 1998.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs at least through May 31, 1998.

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

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition from such companies in the various markets in which it competes.

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the database marketplace where certain vendors offer deep discounts in an effort to recapture or gain marketshare. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company has experienced relatively slower growth rates in certain international countries during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information technology, a strong U.S. dollar which negatively affects reported revenue growth in U.S. dollars, and senior management changes in several major countries. There can be no assurance that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

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

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and growth in the computer industry. Because the Company's sales are primarily to major corporate, government, education and other business customers, the Company's business also partly depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy or otherwise, may result in decreased revenues or declining revenue growth rates for the Company. For example, industry analysts have noted that a significant amount of current demand for applications software is generated by customers in the process of replacing and upgrading applications not designed to automatically accommodate the change in date from December 31, 1999 to January 1, 2000. Once such customers have completed their preparations for the year 2000, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully improve, position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial condition.

Significant undetected errors or delays in new products or new versions of a product may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial condition. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial condition.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development. Some of these products, such as web applications server and network computing software, are in business areas that are relatively new to the Company's product development and sales and product marketing personnel. See "New Business Areas."

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including
(i) the relatively long sales cycles for the Company's products, (ii) the size and timing of individual license transactions, which tend to be initiated by customers at the end of a fiscal quarter as a negotiating tactic, (iii) the timing of the introduction of new products or product enhancements by the Company or its competitors, (iv) the potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets and (vi) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

SALES FORCE AND ALTERNATE DISTRIBUTION CHANNELS. The Company historically has relied heavily on its direct sales force. However, the Company is moving increasingly toward indirect, electronic and other alternate distribution channels to meet competitive demands. In addition, the Company is training and reorganizing part of its sales force to provide specialized expertise within certain vertical markets. There can be no assurance that the Company will be successful in increasing sales within these alternate distribution channels or within these markets. If the Company is not successful, it may lose significant sales opportunities.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, interactive media and data warehousing. It also has begun to promote the use of network computers. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of network computers and, in particular, the Company's current network computer products is difficult to predict because network computers represent a method of computing that is new to the entire computer industry. The successful introduction of network computers to the market will depend in large measure on (i) the commitment by hardware and software vendors to manufacture, promote and distribute network computers, (ii) the lower cost of ownership relative to personal computers, and (iii) the ease of use. There can be no assurance that sufficient numbers of vendors will undertake this commitment, that the market will accept network computers or that network computers will generate significant revenues to the Company. See "New Products."

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a noncompetition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.

FUTURE ACQUISITIONS. As part of its business strategy, the Company has recently completed the acquisition of Navio Communications, Inc. and has announced plans to acquire Treasury Services Corporation, subject to certain regulatory approvals and other conditions, and expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

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

LONG-TERM INVESTMENT CYCLE. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ending May 31, 1998 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 13, 1997.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 13, 1997. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 13, 1997 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 13, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 13, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this report:

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants.............................   28
     Consolidated Financial Statements:
      Balance Sheets as of May 31, 1997 and 1996..........................   29
      Statements of Operations for the years ended May 31, 1997, 1996 and
       1995...............................................................   30
      Statements of Stockholders' Equity for the years ended May 31, 1997,
       1996 and 1995......................................................   31
      Statements of Cash Flows for the years ended May 31, 1997, 1996 and
       1995...............................................................   32
      Notes to Consolidated Financial Statements..........................   33

(A) 2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as a part of this report:

                                                                            PAGE
                                                                            ----
     II Valuation and Qualifying Accounts..................................  48

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

 EXHIBIT
 NUMBER                                EXHIBIT TITLE
 -------                               -------------
  3.01(1)   Registrant's Restated Certificate of Incorporation, as amended to
            March 11, 1987.
  3.02(3)   Certificate of Amendment of Certificate of Incorporation, dated
            June 30, 1989.
  3.03(1)   Registrant's Bylaws, as adopted October 30, 1986.
  3.04(6)   Amendment to Registrant's Bylaws, dated January 13, 1989.
  3.05(5)   Amendment to Registrant's Bylaws, dated December 3, 1990.
  3.06(5)   Certificate of Designation specifying the terms of the Series A
            Junior Participating Preferred Stock of Registrant, filed with the
            Secretary of State of Delaware on December 7, 1990.
  3.07(5)   Rights Agreement between Oracle Systems Corporation and the Bank of
            America, N.T. & S.A., dated December 3, 1990.
  3.08(1)   Specimen Certificate of Registrant's Common Stock.
  3.09(13)  Certificate of Amendment of Certificate of Incorporation, dated
            November 4, 1993.
  3.10(14)  Amendment Number One to Rights Agreement, dated December 3, 1990, between Oracle Systems Corporation and the Bank of America, N.T.
            & S.A.
  3.11(14)  Rights Agreement, dated August 1, 1991, between Oracle Systems
            Corporation and Harris Trust Company of California.
  3.12(16)  Certificate of Amendment of Certificate of Incorporation, dated
            January 13, 1995.
  3.13(18)  Certificate of Amendment of Certificate of Incorporation of the
            Company filed with the Delaware Secretary of State on October 29,
            1996.
  4.1(19)   Indenture between Oracle Corporation and State Street Bank and
            Trust Company of California, N.A., dated February 24, 1997.
  4.2       Warrant Purchase Agreement between Oracle Corporation and Morgan
            Stanley & Co. Incorporated, as agent for Morgan Stanley & Co.
            International Limited dated May 7, 1997.
  4.3       Warrant Agreement between Oracle Corporation and BankBoston, N.A.
            dated May 12, 1997.
  4.4       Warrant Certificate dated May 12, 1997.
  4.5       Warrant Purchase Agreement between Oracle Corporation and Goldman,
            Sachs & Co. dated May 14, 1997.
  4.6       Warrant Agreement between Oracle Corporation and BankBoston, N.A.
            dated May 19, 1997.
  4.7       Warrant Certificate dated May 19, 1997.
 10.01(2)*  Registrant's Stock Option Plan (1985), as amended to date, and related documents.
 10.02(2)*  Stock Option Agreement with Lawrence J. Ellison for the purchase of
            720,000 shares of the Registrant's Common Stock, dated October 2,
            1986.
 10.03(4)*  1990 Directors' Stock Option Plan, as adopted July 30, 1990, and related documents.
 10.04(7)*  1990 Executive Officers' Stock Option Plan, as adopted October 15,
            1990, and related documents.
 10.05(8)*  1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.
 10.06(10)* Oracle Systems Corporation Employee Stock Purchase Plan (1992), as
            adopted August 24, 1992.
 10.07(11)* 1993 Directors' Stock Option Plan, as adopted May 24, 1993.
 10.08(15)* Amendment to 1993 Directors' Stock Option Plan, as adopted May 31,
            1994.
 10.09(3)   Lease Agreement for 500 Centrum Plaza Drive by and between Oracle
            Corporation and Centrum V Associates, dated May 10, 1989.
 10.10(3)   Lease Agreement for 400 Centrum Plaza Drive by and between Oracle
            Corporation and Centrum V Associates, dated May 10, 1989.

 EXHIBIT
 NUMBER                                EXHIBIT TITLE
 -------                               -------------
 10.11(4)   Lease Agreement for 300 Centrum Plaza Drive by and between Oracle
            Corporation and Centrum V Associates, dated December 11, 1989.
 10.12(4)   Lease Agreement for 100 Square by and between Oracle Corporation UK
            Limited, Oracle Systems Corporation and Guidefront Limited, dated
            June 8, 1989.
 10.13(12)  Loan purchase and sale agreement among Oracle Corporation and
            Connecticut General Life Insurance Company, dated August 19, 1993, the related notes and related documents.
 10.14(13)* 1993 Oracle Corporation Deferred Compensation Plan.
 10.15(9)   Preferred Strategic Relationship Agreement by and among Oracle
            Systems Corporation, Oracle Corporation, Oracle Corporation Japan,
            and Nippon Steel Corporation, dated December 9, 1991.
 10.16(9)   Holding Warrant Agreement by and among Oracle Systems Corporation,
            Oracle Corporation, Oracle Japan Holding, Inc., Nippon Steel
            Corporation, and Nippon Steel Europe B.V., dated December 9, 1991.
 10.17(9)   Common Stock Warrant Certificate of Oracle Japan Holding, Inc.,
            dated December 9, 1991.
 10.18(9)   Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock of Oracle Japan Holding, Inc., dated
            December 9, 1991.
 10.19(9)   Oracle Japan Warrant Agreement by and among Oracle Systems
            Corporation, Oracle Corporation, Oracle Japan Holding, Inc., Nippon
            Steel Corporation, and Nippon Steel Europe B.V., dated December 9,
            1991.
 10.20(9)   Common Stock Warrant Certificate of Oracle Corporation Japan, dated
            December 9, 1991.
 10.21(9)   Product Activities Agreement by and among Oracle Systems
            Corporation, Oracle Corporation, and Nippon Steel Corporation,
            dated December 9, 1991.
 10.22(9)   Integration Agreement among Oracle Systems Corporation, Oracle
            Corporation, Oracle Corporation Japan, Oracle Japan Holding, Inc.,
            Nippon Steel Corporation, Nippon Steel U.S.A., and Nippon Steel
            Europe B.V., dated December 9, 1991.
 10.23(9)   Tax Sharing and Payment Agreement by and between Oracle Systems
            Corporation, Oracle Corporation, Oracle Japan Holding, Inc., Nippon
            Steel Corporation, and Nippon Steel Europe B.V., dated December 9,
            1991.
 10.24(17)* Restatement of Employment Agreement with David Roux as of August
            31, 1996.
 10.25      Amendment No 1 to 1991 Long-Term Equity Incentive Plan dated
            December 9, 1996.
 21.01      Subsidiaries of the Registrant.
 23.01      Consent of Arthur Andersen LLP.
 27.1       Financial Data Schedule.

--------
*  Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Form S-1 Registration Statement filed March 27, 1987, File No. 33-12941.

(2) Incorporated by reference to the Form S-8 Registration Statement filed February 24, 1986, File No. 33-3536, as amended.

(3) Incorporated by reference to the Form 10-K filed August 25, 1989.

(4) Incorporated by reference to the Form 10-K filed on August 27, 1990.

(5) Incorporated by reference to the Form 8-K filed on December 10, 1990.

(6) Incorporated by reference to the Form 10-Q filed on January 11, 1991.

(7) Incorporated by reference to the Form 10-K filed on August 28, 1991.

(8) Incorporated by reference to the Form S-8 Registration Statement filed December 23, 1991, File No. 33-44702.

 (9) Incorporated by reference to the Form 10-Q filed on January 13, 1992.

(10) Incorporated by reference to the Form 10-Q filed on January 7, 1993.

(11) Incorporated by reference to the Form 10-K filed on July 22, 1993.

(12) Incorporated by reference to the Form 10-Q filed on September 23, 1993.

(13) Incorporated by reference to the Form 10-Q filed on January 11, 1994.

(14) Incorporated by reference to the Form 8-A filed on February 28, 1994.

(15) Incorporated by reference to the Form 10-K filed on July 27, 1994.

(16) Incorporated by reference to the Form 10-K filed on August 25, 1995.

(17) Incorporated by reference to the Form 10-Q filed on October 11, 1996.

(18) Incorporated by reference to the Form 10-Q filed on January 10, 1997.

(19) Incorporated by reference to the Form 10-Q filed on April 10, 1997.

(B) REPORTS ON FORM 8-K

  None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

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

                                                  ARTHUR ANDERSEN LLP

San Jose, California
June 16, 1997

                              ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          AS OF MAY 31, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                MAY 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
CURRENT ASSETS
 Cash and cash equivalents.............................. $  890,162  $  715,742
 Short-term cash investments............................    323,028     125,166
 Trade receivables, net of allowance for doubtful ac-
  counts of $127,840 in 1997 and $105,711 in 1996.......  1,540,470   1,084,858
 Other receivables......................................    168,469     119,118
 Prepaid and refundable income taxes....................    274,366     171,560
 Prepaid expenses and other current assets..............     74,601      68,021
                                                         ----------  ----------
  Total current assets..................................  3,271,096   2,284,465
LONG-TERM CASH INVESTMENTS..............................    116,337      41,963
PROPERTY, net...........................................    868,948     685,754
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $36,303 in 1997 and $78,025 in 1996....     98,981      99,072
OTHER ASSETS............................................    268,953     245,989
                                                         ----------  ----------
  Total assets.......................................... $4,624,315  $3,357,243
                                                         ==========  ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt. $    3,361  $    5,623
 Accounts payable.......................................    185,444     169,895
 Income taxes...........................................    203,646     181,999
 Accrued compensation and related benefits..............    394,153     295,048
 Customer advances and unearned revenues................    602,862     434,435
 Value added tax and sales tax payable..................    121,914      99,409
 Other accrued liabilities..............................    410,759     268,555
                                                         ----------  ----------
  Total current liabilities.............................  1,922,139   1,454,964
LONG-TERM DEBT..........................................    300,836         897
OTHER LONG-TERM LIABILITIES.............................     24,226      21,726
DEFERRED INCOME TAXES...................................      7,402       9,207
COMMITMENTS (Note 5)....................................         --          --
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value--authorized, 1,000,000
  shares; outstanding: none.............................         --          --
 Common stock, $0.01 par value, and additional paid in
  capital--authorized, 2,000,000,000 shares; outstand-
  ing: 651,980,213 shares in 1997 and 655,825,902 shares
  in 1996...............................................    696,018     475,833
 Retained earnings......................................  1,686,170   1,382,203
 Accumulated foreign currency translation adjustments
  and unrealized gain on equity securities..............    (12,476)     12,413
                                                         ----------  ----------
  Total stockholders' equity............................  2,369,712   1,870,449
                                                         ----------  ----------
  Total liabilities and stockholders' equity............ $4,624,315  $3,357,243
                                                         ==========  ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED MAY 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
REVENUES
 Licenses and other........................ $2,896,696  $2,296,572  $1,673,731
 Services..................................  2,787,640   1,926,728   1,293,147
                                            ----------  ----------  ----------
  Total revenues...........................  5,684,336   4,223,300   2,966,878
                                            ----------  ----------  ----------
OPERATING EXPENSES
 Sales and marketing.......................  1,970,394   1,549,231   1,103,345
 Cost of services..........................  1,550,466   1,096,013     779,012
 Research and development..................    555,476     389,093     260,597
 General and administrative................    308,215     233,141     174,203
 Acquired in-process research and develop-
  ment.....................................     36,800      50,931          --
                                            ----------  ----------  ----------
  Total operating expenses.................  4,421,351   3,318,409   2,317,157
                                            ----------  ----------  ----------
OPERATING INCOME...........................  1,262,985     904,891     649,721
                                            ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Interest income...........................     47,381      30,235      21,095
 Interest expense..........................     (6,806)     (6,632)     (6,970)
 Other.....................................    (20,033)     (8,984)     (4,864)
                                            ----------  ----------  ----------
  Total other income (expense).............     20,542      14,619       9,261
                                            ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...  1,283,527     919,510     658,982
 Provision for income taxes................    462,070     316,231     217,464
                                            ----------  ----------  ----------
NET INCOME................................. $  821,457  $  603,279  $  441,518
                                            ==========  ==========  ==========
EARNINGS PER SHARE......................... $     1.22  $     0.90  $     0.66
                                            ==========  ==========  ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING...............................    672,863     670,658     665,399
                                            ==========  ==========  ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               ACCUMULATED
                                                                 FOREIGN
                            COMMON STOCK AND                     CURRENCY
                           ADDITIONAL PAID-IN                  TRANSLATION
                                 CAPITAL                       ADJUSTMENTS
                          ----------------------              AND UNREALIZED
                           NUMBER OF               RETAINED   GAIN ON EQUITY
                            SHARES      AMOUNT     EARNINGS     SECURITIES     TOTAL
                          -----------  ---------  ----------  -------------- ----------
BALANCES, May 31, 1994..  644,311,763  $ 254,500   $ 488,595     $ (2,542)   $  740,553
Common stock issued un-
 der stock option plans.    7,009,377     19,679          --           --        19,679
Common stock issued
 under stock purchase
 plan...................    2,916,367     40,968          --           --        40,968
Reclassification of put
 warrant obligations....           --        328        (336)          --            (8)
Repurchase of common
 stock..................   (4,201,875)    (2,187)    (73,672)          --       (75,859)
Effect of common stock
 dividend...............           --      1,967      (1,967)          --            --
Tax benefits from stock
 plans..................           --     23,731          --           --        23,731
Foreign currency trans-
 lation adjustments.....           --         --          --       20,776        20,776
Net income..............           --         --     441,518           --       441,518
                          -----------  ---------  ----------     --------    ----------
BALANCES, May 31, 1995..  650,035,632    338,986     854,138       18,234     1,211,358
Common stock issued un-
 der stock option plans.    7,145,391     31,720          --           --        31,720
Common stock issued
 under stock purchase
 plan...................    3,123,013     61,071          --           --        61,071
Reclassification of put
 warrant obligations....           --      1,053      37,385           --        38,438
Proceeds from sale of
 call options...........           --     17,175          --           --        17,175
Repurchase of common
 stock..................   (4,478,134)    (2,676)   (110,411)          --      (113,087)
Effect of common stock
 dividend...............           --      2,188      (2,188)          --            --
Tax benefits from stock
 plans..................           --     26,316          --           --        26,316
Foreign currency trans-
 lation adjustments.....           --         --          --      (12,147)      (12,147)
Unrealized gain on eq-
 uity securities........           --         --          --        6,326         6,326
Net income..............           --         --     603,279           --       603,279
                          -----------  ---------  ----------     --------    ----------
BALANCES, May 31, 1996..  655,825,902    475,833   1,382,203       12,413     1,870,449
Common stock issued un-
 der stock option plans.    5,876,177     46,013          --           --        46,013
Common stock issued
 under stock purchase
 plan...................    3,085,634     92,171          --           --        92,171
Sale of warrants to pur-
 chase stock............           --     35,898          --           --        35,898
Repurchase of common
 stock..................  (12,807,500)   (10,719)   (517,490)          --      (528,209)
Tax benefits from stock
 plans..................           --     56,822          --           --        56,822
Foreign currency trans-
 lation adjustments.....           --         --          --      (18,565)      (18,565)
Unrealized loss on eq-
 uity securities........           --         --          --       (6,324)       (6,324)
Net income..............           --         --     821,457           --       821,457
                          -----------  ---------  ----------     --------    ----------
BALANCES, May 31, 1997..  651,980,213  $ 696,018  $1,686,170     $(12,476)   $2,369,712
                          ===========  =========  ==========     ========    ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    YEAR ENDED MAY 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................... $ 821,457  $ 603,279  $ 441,518
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............   264,773    219,494    147,772
  Write-off of acquired in-process research
   and development............................    36,800     50,931         --
  Provision for doubtful accounts.............    92,635     64,412     53,784
  Changes in assets and liabilities, net of
   effects of acquisitions;
   Increase in trade receivables..............  (628,025)  (449,780)  (347,311)
   Increase in prepaid and refundable income
    taxes.....................................  (102,864)   (20,377)   (80,183)
   Increase in prepaid expenses and other cur-
    rent assets...............................    (8,893)   (37,685)    (5,464)
   Increase in accounts payable...............    16,807     48,392     24,113
   Increase in income taxes...................    78,050     86,367     90,713
   Increase in other accrued liabilities......   275,534    210,984    181,638
   Increase in customer advances and unearned
    revenues..................................   175,657    127,126     77,223
   Increase (decrease) in deferred income tax-
    es........................................     6,286    (25,351)   (13,341)
   Increase (decrease) in other non-current
    liabilities...............................     2,287     11,365     (1,778)
                                               ---------  ---------  ---------
 Net cash provided by operating activities.... 1,030,504    889,157    568,684
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of cash investments...............  (524,313)  (238,960)  (176,536)
  Proceeds from maturities of cash invest-
   ments......................................   252,077    177,491    130,824
  Capital expenditures........................  (390,741)  (308,392)  (262,046)
  Capitalization of computer software develop-
   ment costs.................................   (28,064)   (48,031)   (48,187)
  Increase in other assets, net of cash ac-
   quired from acquisitions...................   (86,340)  (133,596)  (139,824)
                                               ---------  ---------  ---------
 Net cash used for investing activities.......  (777,381)  (551,488)  (495,769)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes pay-
   able and long-term debt....................   298,321    (81,624)     5,346
  Payments of capital leases..................    (1,316)    (3,546)    (6,168)
  Proceeds from common stock issued...........   138,184     92,791     60,647
  Proceeds from sales of call options.........        --     17,175         --
  Proceeds from sales of warrants.............    35,898         --         --
  Repurchase of common stock..................  (528,209)  (113,087)   (75,859)
                                               ---------  ---------  ---------
 Net cash used for financing activities.......   (57,122)   (88,291)   (16,034)
                                               ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......   (21,581)   (13,794)    18,467
                                               ---------  ---------  ---------
 Net increase in cash and cash equivalents....   174,420    235,584     75,348
CASH AND CASH EQUIVALENTS
 Beginning of year............................   715,742    480,158    404,810
                                               ---------  ---------  ---------
 End of year.................................. $ 890,162  $ 715,742  $ 480,158
                                               =========  =========  =========

See notes to consolidated financial statements.

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle Corporation designs, develops, markets and supports computer software products with a wide variety of uses, including database management, application development and business intelligence tools and business applications. The Company also offers consulting, education and support services in support of its customers' use of its software products.

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

Foreign Currency Translation

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. At May 31, 1997 and 1996, accumulated foreign translation balances were $(12,478,000) and $6,087,000, respectively.

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments. The primary hedging instruments are forward foreign exchange contracts. At May 31, 1997, the Company had approximately $226,628,000 of forward foreign exchange contracts outstanding used to hedge intercompany accounts of certain of its international subsidiaries, and approximately $100,299,000 of equity hedges outstanding used to hedge the net assets of certain of its international subsidiaries. The intercompany balances primarily reflect sub-license fees owed to Oracle Corporation or intercompany loans. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Net foreign exchange transaction losses and expenses were $6,645,000, $4,232,000 and $3,732,000 in fiscal 1997, 1996 and 1995, respectively, and are included in other income and expense. Net gains on equity hedges were $7,598,000 and $9,051,000 in fiscal 1997 and 1996, respectively, and net losses on equity hedges were $10,213,000 in fiscal 1995. These net gains and losses on equity hedges were recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

As of May 31, 1997, the fair value (and carrying amount) of outstanding foreign forward exchange contracts were as follows:

                                                        CONTRACT
                                                         AMOUNT     FAIR VALUE
                                                      ------------ ------------
       Intercompany account hedges................... $226,628,000 $226,629,000
       Equity hedges................................. $100,299,000 $ 91,659,000

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


At May 31, 1997, maturities of the Company's forward foreign exchange and equity hedge contracts were twelve months or less in term.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the amount of $533,914,000, $438,791,000 and $223,725,000, and interest expense of $843,000, $8,616,000 and $6,087,000 during the fiscal years ended 1997, 1996 and 1995, respectively. In fiscal 1997, 1996 and 1995, the Company received income tax refunds in the amount of $13,273,000, $6,201,000 and $809,000, respectively. The Company purchased equipment under capital leases in the amount of $946,000, $803,000 and $1,438,000 in fiscal 1997, 1996 and 1995, respectively.

Non-cash transactions in fiscal 1996 included the expiration of $38,438,000 of put warrants which were reclassified from liabilities to stockholders' equity.

Substantially all of the Company's cash and cash equivalents at May 31, 1997 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds and tax-free municipal securities with original maturities or puts of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Cash investments at May 31, 1997 primarily consisted of tax-exempt municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or puts of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. The Company has classified its marketable equity securities as available for sale (included in "Other Assets" in the accompanying consolidated balance sheets) and recorded net unrealized holding gains in equity of $2,000 and $6,326,000 as of May 31, 1997 and 1996, respectively, which were included in "Accumulated foreign currency translation adjustments and unrealized gain on equity securities" in the accompanying consolidated balance sheets.

At May 31, 1997, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                        AMORTIZED AGGREGATE FAIR   UNREALIZED
                                          COST        VALUE      GAINS/(LOSSES)
                                        --------- -------------- -------------
                                                  (IN THOUSANDS)
   Fiscal 1997:
     Debt securities issued by states
      of the United States and politi-
      cal subdivisions of the states..  $251,670     $251,993        $ 323
     Corporate debt securities........   187,695      187,786           91
                                        --------     --------        -----
       Total cash investments.........  $439,365     $439,779        $ 414
                                        ========     ========        =====
   Fiscal 1996:
     Debt securities issued by states
      of the United States and politi-
      cal subdivisions of the states..  $131,119     $130,625        $(494)
     Corporate debt securities........    36,010       36,101           91
                                        --------     --------        -----
       Total cash investments.........  $167,129     $166,726        $(403)
                                        ========     ========        =====

All of the Company's long-term investments mature within 29 months.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

In fiscal 1997, 1996 and 1995, the Company purchased approximately $15,000, $300,000 and $1,000,000, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, Chief Executive Officer of the Company, for use for a variety of internal development and production purposes.

Software Development Costs

The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $28,064,000, $48,031,000 and $48,187,000 in fiscal 1997, 1996 and 1995, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). Amortization amounted to $28,156,000, $48,815,000 and $48,662,000, for the fiscal years ended May 31, 1997, 1996 and 1995, respectively, and is included in sales and marketing expenses.

Acquisitions

As of December 31, 1996, the Company had a minority investment in Datalogix International, Inc. of approximately 13.4%. Effective January 1, 1997, the Company completed a merger transaction, by which it acquired the remaining outstanding shares of Datalogix International, Inc. for approximately $82,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $36,800,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $36,800,000 in the accompanying consolidated statement of operations in fiscal 1997. The remaining intangible assets acquired, with an assigned value of approximately $20,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a five year period. Amortization expense of approximately $1,700,000 was included in the accompanying consolidated statement of operations in fiscal 1997.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for approximately $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying consolidated statement of operations in fiscal 1996. The remaining intangible assets acquired, with an assigned value of approximately $33,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a five year period. Amortization expenses of approximately $6,000,000 and $5,000,000 were included in the accompanying consolidated statement of operations in fiscal 1997 and 1996, respectively.

On November 30, 1994, the Company completed the acquisition of the Rdb database and repository businesses of Digital Equipment Corporation, including all related software products and customer support services, for approximately $108,000,000 in cash. Intangible assets, with an assigned value of approximately $105,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a seven year period. Amortization expense of approximately $15,000,000 in fiscal 1997 and 1996, and $8,000,000 in fiscal 1995, were included in the accompanying consolidated statements of operations.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

Effective June 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 did not have a material impact on the results of operations or financial position of the Company.

Long Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at May 31, 1997.

Revenue Recognition

The Company generates several types of revenue including the following:

  License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users on a specified computer. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, the number of computers or the license term. Fees from licenses with standard acceptance periods (15 days for commercial customers, and 30 days for shrink-wrap, government and telemarketing customers) are recognized as revenue upon shipment if there are no significant post-delivery obligations and payment is due within one year. If the acceptance period is longer than standard, revenues are not recognized until the end of the acceptance period. The Company provides for sales returns based on historical rates of return.

The Company receives sublicense fees from its Oracle Alliance Members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

  Deferred Revenues. Deferred revenues primarily relate to post-contract support which has been paid by the customers prior to the performance of these services.

Accounting for Stock-Based Compensation

Effective June 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123, ("SFAS No. 123"), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. Note 6 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997 and 1996 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

Earnings Per Share

On July 14, 1997, the Company announced a three-for-two stock split in the form of a common stock dividend to be distributed on August 15, 1997 to stockholders of record as of August 1, 1997. Per share data and numbers of common shares contained in these consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations have not been adjusted to reflect the stock split that will be effective in the first quarter of fiscal 1998.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options and warrants.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share," which will be adopted by the Company in the third quarter of fiscal 1998. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during fiscal 1997 and 1996, basic net income per share would have been $1.25 and $0.92 and diluted net income per share would have been $1.22 and $0.90, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. PROPERTY

Property consists of:

                                                           YEAR ENDED MAY 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Computer equipment....................................  $ 681,324  $ 523,991
   Furniture and fixtures................................    217,109    172,355
   Automobiles...........................................      6,653      4,764
   Buildings and improvements............................    486,208    344,071
   Land..................................................     85,980     83,413
                                                           ---------  ---------
     Total...............................................  1,477,274  1,128,594
   Accumulated depreciation and amortization.............   (608,326)  (442,840)
                                                           ---------  ---------
     Property, net.......................................  $ 868,948  $ 685,754
                                                           =========  =========

In fiscal 1997, the Company became a 74% limited partner in III Centrum Associates Limited Partnership, a real estate limited partnership which owns one of the buildings leased by the Company at its headquarters site, by making a capital contribution of $2.5 million. Additionally, in fiscal 1997, the Company loaned the partnership $60.4 million in the form of a promissory note secured by a deed of trust which was used to pay off a mortgage on a building owned by the partnership. The Company has the right to leave the partnership on January 1, 2000, and to take title to the building without making further capital contributions. The Company continues to lease the building from the partnership. As a result of the loan and capital contribution, the Company has capitalized the building lease, and the $62.9 million in payments have been classified as buildings and improvements.

During fiscal 1994, the Company purchased $85.1 million in mortgage notes. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4 million. The Company intends to leave the partnership in the first quarter of fiscal 1998 and to take full title to both buildings without making further capital contributions. As a result of the original note purchases and capital contribution, the Company capitalized the two building leases, and the $89.1 million in payments have been classified as buildings and improvements.

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

Equipment under capital leases included in property at May 31, 1997 and 1996 was $29,452,000 and $30,428,000, respectively. Accumulated amortization of leased equipment at such dates was $27,698,000 and $27,650,000, respectively.

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


As of May 31, 1997, future minimum annual lease payments under capital leases together with their present value were:

       YEAR ENDED MAY 31,
       ------------------                                         (IN THOUSANDS)
       1998.....................................................     $1,104
       1999.....................................................        452
       2000.....................................................        269
       2001.....................................................         45
                                                                     ------
         Total minimum lease payments...........................      1,870
       Amount representing interest.............................       (269)
                                                                     ------
         Present value of minimum lease payments................     $1,601
                                                                     ======

3. NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

At May 31, 1997 and 1996, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $2,532,000 and $4,377,000, respectively. Interest on the borrowings outstanding at May 31, 1997 ranged from 2% to 15%. The Company also had current maturities of long-term debt of $829,000 and $1,246,000 at May 31, 1997 and 1996, respectively.

4. LONG-TERM DEBT

Long-term debt consists of:

                                                            YEAR ENDED MAY 31,
                                                            -------------------
                                                              1997      1996
                                                            --------  ---------
                                                              (IN THOUSANDS)
       Senior Notes.......................................  $300,000  $      --
       Other..............................................        64        100
       Capital lease obligations (See Note 2).............     1,601      2,043
                                                            --------  ---------
         Total............................................   301,665      2,143
       Current maturities.................................      (829)    (1,246)
                                                            --------  ---------
       Long-term debt.....................................  $300,836  $     897
                                                            ========  =========

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

As of May 31, 1997, maturities of long-term debt (excluding the Senior Notes discussed above and the lease payments related to capitalized facilities discussed in Note 2) are:

       YEAR ENDED MAY 31,
       ------------------                                         (IN THOUSANDS)
       1998.....................................................       $31
       1999.....................................................        25
       2000.....................................................         8
                                                                       ---
         Total..................................................       $64
                                                                       ===

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150,000,000 of property and improvements to be leased to the Company. The Company's obligation to make lease payments generally will begin at the end of the construction period. Rent will be payable quarterly in arrears over a term of seven years. The Company's obligations under the lease facility currently are collateralized by U.S. treasury securities. The Company has the discretion to substitute other collateral for the treasury securities. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of May 31, 1997, the Company has drawn down approximately $46,500,000 of the master lease facility. Leases under the provisions of this agreement are accounted for as operating leases.

Facilities and certain furniture and equipment are leased under operating leases. As of May 31, 1997, future minimum annual lease payments (excluding the master lease facility discussed above and the lease payments related to capitalized facilities discussed in Note 2) are as follows:

       YEAR ENDED MAY 31,
       ------------------                                         (IN THOUSANDS)
       1998.....................................................    $129,777
       1999.....................................................     104,827
       2000.....................................................      79,079
       2001.....................................................      55,935
       2002.....................................................      43,768
       Thereafter...............................................     192,880
                                                                    --------
         Total..................................................    $606,266
                                                                    ========

Rent expense was $184,468,000, $179,227,000 and $132,647,000, for fiscal years
1997, 1996 and 1995, respectively. Rent expense in fiscal 1997, 1996 and 1995 is net of sublease income of approximately $1,394,000, $2,020,000 and $2,076,000, respectively.

6. STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value, became exercisable as established by the Board (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1997, options to purchase 1,655,022 shares were outstanding and vested. As of May 31, 1997, there were no options for shares of Common Stock available for future grant under this plan.

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 9,630,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1997, options to purchase 1,144,127 shares of Common Stock were outstanding, of which 919,127 shares were vested. Options for 2,306,920 shares were available for future grant under these plans at May 31, 1997.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


In fiscal 1992, the Company adopted the Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 22,500,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board (generally ratably over four years), and generally expire ten years from the date of grant. An additional 18,000,000 shares of Common Stock were reserved for issuance under the plan in both fiscal 1994 and fiscal 1996. In fiscal 1997, an additional 34,000,000 shares of Common Stock were reserved for issuance under the plan. As of May 31, 1997, options to purchase 40,342,450 shares of Common Stock were outstanding, of which 16,360,953 shares were vested. Options for 39,978,146 shares were available for future grant under the plan at May 31, 1997. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 2,250,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. The plan provides for initial stock option grants of 22,500 shares to each individual who was an outside director on May 24, 1993. In addition, the Chairman of the Executive Committee of the Company's Board of Directors was automatically granted options to purchase 180,000 shares of the Company's Common Stock. Each individual who becomes an outside director after May 24, 1993 shall automatically be granted options to purchase 56,250 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year beginning on May 31, 1994, each outside director will be granted options to purchase 16,875 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, each outside director who has served as a Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 39,375 shares of Common Stock on May 31 of each year beginning on May 31, 1994, provided that the outside director has served as a Chairman of any such committee for at least one year. As of May 31, 1997, options to purchase 488,188 shares of common stock were outstanding, of which 169,998 were vested. Options for 1,536,814 shares were available for future grant under this plan at May 31, 1997.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The following table summarizes stock option plan activity:

                                                     SHARES
                                                     UNDER
                                                     OPTION     OPTION PRICES
                                                   ----------  ----------------
       Balance, May 31, 1994.....................  37,508,414  $ 0.10 -- $16.06
         Granted.................................   8,375,025   15.36 --  24.67
         Exercised...............................  (6,368,127)  15.50 --  24.67
         Canceled................................  (2,215,530)   1.28 --  21.33
                                                   ----------
                                                               WEIGHTED AVERAGE
                                                                EXERCISE PRICE
                                                               ----------------
       Balance, May 31, 1995.....................  37,299,782  $  9.21
         Granted.................................  12,457,219    30.34
         Exercised...............................  (7,066,368)    4.42
         Canceled................................  (2,472,707)   18.44
                                                   ----------
       Balance, May 31, 1996.....................  40,217,926  $ 16.04
                                                   ----------
         Granted.................................  11,443,612    38.55
         Exercised...............................  (5,877,143)    8.12
         Canceled................................  (2,154,608)   25.00
                                                   ----------
       Balance, May 31, 1997.....................  43,629,787  $ 22.50
                                                   ==========

As of May 31, 1997, the Company had reserved 87,451,667 shares of Common Stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 1997 was $1.14 to $47.25. The range of exercise prices for options is due primarily to the increasing price of the Company's stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 1997:

                                                                        WEIGHTED
                                       WEIGHTED                          AVERAGE
                            NUMBER      AVERAGE   WEIGHTED   NUMBER     EXERCISE
                          OUTSTANDING  REMAINING  AVERAGE  EXERCISABLE  PRICE OF
      RANGE OF EXERCISE      AS OF    CONTRACTUAL EXERCISE    AS OF    EXERCISABLE
            PRICE           5/31/97      LIFE      PRICE     5/31/97     OPTIONS
      -----------------   ----------- ----------- -------- ----------- -----------
      $  1.14 -- $ 1.33    1,162,529     3.43      $ 1.33     937,529    $ 1.33
      $  1.38 -- $ 2.03    4,908,882     4.09      $ 2.02   4,908,882    $ 2.02
      $  2.04 -- $ 9.36    4,759,307     5.19      $ 5.72   4,318,182    $ 5.86
      $  9.69 -- $15.17    4,610,394     6.47      $13.53   3,224,818    $13.47
      $ 15.22 -- $21.33    5,062,635     7.27      $19.16   2,407,275    $18.94
      $ 21.42 -- $27.92    4,742,095     7.76      $24.13   1,434,471    $23.80
      $ 28.25 -- $33.25    2,911,326     8.62      $31.60     704,436    $31.65
      $ 33.50 -- $33.88    4,448,026     8.57      $33.87   1,122,625    $33.87
      $ 34.38 -- $37.63    4,394,595     8.85      $34.98      32,204    $35.54
      $ 38.13 -- $47.25    6,629,998     9.53      $41.12      14,678    $43.14
                          ----------     ----      ------  ----------    ------
      $  1.14 -- $47.25   43,629,787     7.28      $22.50  19,105,100    $11.60
                          ----------     ----      ------  ----------    ------

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "Employee Stock Purchase Plan"), and reserved 9,000,000 shares of Common Stock for issuance thereunder. An additional 9,000,000 and 7,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994 and fiscal 1997, respectively. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1997, 15,020,681 shares had been issued and 10,392,621 shares are reserved for future issuances under this plan.

During fiscal 1997 and 1996, the Company issued 3,085,634 and 3,123,013 shares, respectively, under the Employee Stock Purchase Plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee's purchase rights, the cost would have been estimated using the Black-Scholes model with the following assumptions for each of the two six-month periods in fiscal 1997 and 1996: (i) dividend yield of zero percent for all periods, (ii) expected life of one-half year for all periods, (iii) expected volatility of 37.5%, and (iv) risk-free interest rates within a range of 6.11% to 6.37%. The weighted-average fair value of each purchase right granted in fiscal 1997 and 1996 was $9.52 and $6.29 per share, respectively.

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

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Stock Repurchases

The Company's Board of Directors has approved the repurchase of up to 47,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 12,807,500 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997, 4,478,134 shares of the Company's Common Stock for approximately $113,087,000 in fiscal 1996, 4,201,875 shares of the Company's Common Stock for approximately $75,859,000 in fiscal 1995 and 13,437,000 shares of the Company's Common Stock for approximately $124,787,000 prior to fiscal 1995.

Stock Warrants

During fiscal 1995 and 1994, the Company sold 5,752,500 put warrants. On March 24, 1995, 3,502,500 of these put warrants were canceled at minimal cost and the remaining warrants expired without being exercised. Additionally, the Company purchased 3,595,500 call options in fiscal 1995 and 1994. On July 6, 1995, the Company sold 2,189,250 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 1,406,250 call options were exercised in October 1995 at $21.08 per share for a total of $29,648,000.

During fiscal 1997, the Company sold 6,000,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $77.00 and $77.55. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to equity.

Accounting for Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to May 31, 1995 under the fair value method of that statement. The fair value of options granted for fiscal years ending May 31, 1997 and May 31, 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                          YEAR ENDED MAY 31,
                                                       -------------------------
       EMPLOYEE STOCK OPTIONS                              1997         1996
       ----------------------                          ------------ ------------
       Expected life from vest date (in years):
         Employees....................................         0.41         0.41
         Officers and Directors....................... 0.43 -- 6.14 0.43 -- 6.14
       Risk-free interest rates.......................  5.6 -- 6.8%  5.3 -- 6.7%
       Volatility.....................................        37.5%        37.5%
       Dividend yield.................................           --           --

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 1997 and 1996 was $17.40 and $13.33 per share, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                YEAR ENDED MAY
                                                                      31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                     DATA)
       Net income:
         As reported.......................................... $821,457 $603,279
         Pro forma............................................ $737,779 $572,913
       Earnings per share:
         As reported.......................................... $   1.22 $   0.90
         Pro forma............................................ $   1.10 $   0.86

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

7. INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                      YEAR ENDED MAY 31,
                                                 ------------------------------
                                                    1997       1996      1995
                                                 ----------  --------  --------
                                                        (IN THOUSANDS)
       Domestic................................  $  952,131  $680,172  $526,815
       Foreign.................................     331,396   239,338   132,167
                                                 ----------  --------  --------
         Total.................................  $1,283,527  $919,510  $658,982
                                                 ==========  ========  ========

The provision for income taxes consists of the following:

                                                      YEAR ENDED MAY 31,
                                                 ------------------------------
                                                    1997       1996      1995
                                                 ----------  --------  --------
                                                        (IN THOUSANDS)
       Current Payable:
         Federal...............................  $  318,976  $253,514  $189,012
         State.................................      55,387    42,738    31,831
         Foreign...............................     169,080   109,712   108,695
                                                 ----------  --------  --------
           Total current.......................     543,443   405,964   329,538
                                                 ----------  --------  --------
       Deferred Payable (Prepaid):
         Federal...............................     (53,480)  (67,865)  (63,398)
         State.................................     (11,136)   (8,129)   (4,282)
         Foreign...............................     (16,757)  (13,739)  (44,394)
                                                 ----------  --------  --------
           Total deferred......................     (81,373)  (89,733) (112,074)
                                                 ----------  --------  --------
         Total.................................  $  462,070  $316,231  $217,464
                                                 ==========  ========  ========

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
      Tax provision at statutory rate...........  $449,234  $321,829  $230,643
      Tax credits...............................   (13,455)     (692)   (4,600)
      Tax benefit of exempt FSC income..........   (22,130)  (20,831)  (16,368)
      State tax, net of federal benefit.........    31,632    22,800    17,308
      Foreign taxes provided at rates other than
       the U.S. statutory rate..................    (6,538)  (10,373)   (8,575)
      Foreign losses not tax benefited..........    13,335     8,396     4,104
      Other.....................................     9,992    (4,898)   (5,048)
                                                  --------  --------  --------
      Provision for income taxes................  $462,070  $316,231  $217,464
                                                  ========  ========  ========

The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                     YEAR ENDED MAY 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
      Deferred Tax Liabilities:
        Capitalized software development costs.  $ (40,506) $(34,858) $(33,681)
        Other tax liabilities..................       (793)  (16,319)  (27,450)
                                                 ---------  --------  --------
          Total deferred tax liabilities.......    (41,299)  (51,177)  (61,131)
      Deferred Tax Assets:
        Reserves and accruals..................    121,616    74,802    45,990
        Differences in timing of revenue recog-
         nition................................    104,561    51,366    47,698
        Foreign earnings deemed repatriated....     25,400    49,325    22,938
        Net operating loss carryovers..........     24,935    16,417    19,516
        Depreciation and amortization..........     65,368    29,670     6,294
        Other tax assets.......................     21,944    40,381    30,939
                                                 ---------  --------  --------
          Total deferred tax assets............    363,824   261,961   173,375
        Valuation allowance....................     (8,784)   (7,815)   (4,243)
                                                 ---------  --------  --------
          Net..................................  $ 313,741  $202,969  $108,001
                                                 ---------  --------  --------
      Recorded as:
        Prepaid and refundable income taxes....  $ 274,366  $171,560  $135,491
        Deferred income taxes..................     (7,402)   (9,207)  (27,490)
        Other assets...........................     46,777    40,616        --
                                                 ---------  --------  --------
                                                 $ 313,741  $202,969  $108,001
                                                 =========  ========  ========

The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. As of May 31, 1997, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $35,183,000. At May 31, 1997, the unrecognized deferred tax liability for these earnings is approximately $8,477,000.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1997, totaling approximately $61,430,000, which may be used to offset future taxable income. The carryforwards expire at various dates; $1,555,000 in 2000, $4,573,000 in 2001, $31,507,000 in 2002, $3,901,000
in 2003, $4,132,000 in 2004, and the remaining balance has no expiration. As of May 31, 1997, the Company has recorded a gross

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

deferred tax asset related to the loss carryforwards of $24,935,000, and a related valuation allowance of $8,784,000. At May 31, 1996 and 1995, the deferred assets were $16,417,000 and $19,516,000, respectively, and the related valuation allowance attributed to loss carryforwards were $7,815,000 and $4,243,000, respectively.

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

The following table presents a summary of operations by geographic region:

                                                      YEAR ENDED MAY 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
                                                        (IN THOUSANDS)
      Revenues from Unaffiliated Customers:
       Domestic operations...................  $2,664,962 $1,815,725 $1,234,330
                                               ---------- ---------- ----------
       International operations:
        Europe/Middle East/Africa operations.   1,881,157  1,541,308  1,165,181
        Asia Pacific operations..............     809,604    605,244    385,787
        Other Americas operations............     328,613    261,023    181,580
                                               ---------- ---------- ----------
         Total international operations......   3,019,374  2,407,575  1,732,548
                                               ---------- ---------- ----------
      Consolidated...........................  $5,684,336 $4,223,300 $2,966,878
                                               ========== ========== ==========
      Intercompany revenues:
       Domestic operations...................  $  646,389 $  508,201 $  365,814
                                               ========== ========== ==========
      Operating Income (Excluding Acquired
       In-Process Research and Development):
       Domestic operations...................  $  963,391 $  714,208 $  509,716
       Europe/Middle East/Africa operations..     165,919    113,956     86,477
       Asia Pacific operations...............     125,811     81,844     49,851
       Other Americas operations.............      44,664     45,814      3,677
                                               ---------- ---------- ----------
         Consolidated........................  $1,299,785 $  955,822 $  649,721
                                               ========== ========== ==========
      Identifiable Assets:
       Domestic operations...................  $2,894,912 $1,976,487 $1,451,720
       Europe/Middle East/Africa operations..   1,131,723    942,816    667,765
       Asia Pacific operations...............     445,930    336,640    230,694
       Other Americas operations.............     151,750    101,300     74,338
                                               ---------- ---------- ----------
         Consolidated........................  $4,624,315 $3,357,243 $2,424,517
                                               ========== ========== ==========

9. LITIGATION

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

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT   ADDITIONS                              BALANCE AT
                         BEGINNING OF CHARGED TO                TRANSLATION     END OF
     CLASSIFICATION         PERIOD    OPERATIONS   WRITE-OFFS   ADJUSTMENT      PERIOD
     --------------      ------------ ----------- ------------  -----------  ------------
Allowance for Doubtful
 Accounts
 Year Ended:
  May 31, 1995.......... $ 39,777,000 $53,784,000 $(28,011,000) $ 2,178,000  $ 67,728,000
                         ============ =========== ============  ===========  ============
  May 31, 1996.......... $ 67,728,000 $64,412,000 $(23,229,000) $(3,200,000) $105,711,000
                         ============ =========== ============  ===========  ============
  May 31, 1997.......... $105,711,000 $92,635,000 $(68,804,000) $(1,702,000) $127,840,000
                         ============ =========== ============  ===========  ============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                          ORACLE CORPORATION

                                              Lawrence J. Ellison
                                          By: _________________________________
                                              Lawrence J. Ellison, Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

Lawrence J. Ellison                  Chief Executive Officer and    August 13, 1997
____________________________________ Chairman of the Board of
Lawrence J. Ellison                  Directors

Raymond J. Lane                      President, Chief Operating     August 13, 1997
____________________________________ Officer and Director
Raymond J. Lane

Jeffrey O. Henley                    Executive Vice President,      August 13, 1997
____________________________________ Chief Financial Officer and
Jeffrey O. Henley                    Director

Thomas A. Williams                   Vice President and Corporate   August 13, 1997
____________________________________ Controller
Thomas A. Williams

Jeffrey Berg                         Director                       August 13, 1997
____________________________________
Jeffrey Berg

Michael J. Boskin                    Director                       August 13, 1997
____________________________________
Michael J. Boskin

Jack Kemp                            Director                       August 13, 1997
____________________________________
Jack Kemp

Donald L. Lucas                      Director                       August 13, 1997
____________________________________
Donald L. Lucas

Richard A. McGinn                    Director                       August 13, 1997
____________________________________
Richard A. McGinn

                                      LOGO
                                 RECYCLED PAPER

                              ORACLE CORPORATION

                               INDEX OF EXHIBITS



EXHIBIT #                        EXHIBIT TITLES
---------                        --------------
4.2                Warrant Purchase Agreement between Oracle Corporation and
                   Morgan Stanley & Co. Incorporated, as agent for Morgan Stanley
                   & Co. International Limited dated May 7, 1997.

4.3                Warrant Agreement between Oracle Corporation and BankBoston,
                   N.A. dated May 12, 1997.

4.4                Warrant Certificate dated May 12, 1997.

4.5                Warrant Purchase Agreement between Oracle Corporation and
                   Goldman, Sachs & Co. Dated May 14, 1997.

4.6                Warrant Agreement between Oracle Corporation and BankBoston,
                   N.A. dated May 19, 1997.

4.7                Warrant Certificate dated May 19, 1997.

10.25              Amendment No 1 to 1991 Long-Term Equity Incentive Plan dated
                   December 9, 1996.

21.01              Subsidiaries of the Registrant.

23.01              Consent of Arthur Andersen LLP.

27.1               Financial Data Schedule.