Form 10-Q
period 1997-08-31
ORACLE CORP /DE/
filed 1997-10-15
CIK 777676

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

                                (650) 506-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of August 31, 1997: 980,497,793

================================================================================

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

 PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                            ----
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at August 31, 1997 and
          May 31, 1997...................................................      3
          Condensed Consolidated Statements of Operations for the three
          months ended August 31, 1997 and 1996..........................      4
          Condensed Consolidated Statements of Cash Flows for the three months ended
          August 31, 1997 and 1996.......................................      5
          Notes to Condensed Consolidated Financial Statements...........      6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................      7
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................     15
 Item 6.  Exhibits and Reports on Form 8-K...............................     15
          Signatures.....................................................     16

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          AUGUST 31,  MAY 31,
                                                             1997       1997
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $1,006,712 $  890,162
 Short-term cash investments.............................    481,614    323,028
 Trade receivables, net of allowance for doubtful
  accounts of $131,260 and $127,840, respectively........  1,183,408  1,540,470
 Prepaid and refundable income taxes.....................    265,785    274,366
 Other current assets....................................    197,326    243,070
                                                          ---------- ----------
    Total current assets.................................  3,134,845  3,271,096
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................    180,740    116,337
PROPERTY, net............................................    882,018    868,948
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $30,639 and $36,303, respectively.......     98,938     98,981
OTHER ASSETS.............................................    300,524    268,953
                                                          ---------- ----------
    Total assets......................................... $4,597,065 $4,624,315
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt.. $    4,913 $    3,361
 Accounts payable........................................    173,955    185,444
 Income taxes............................................    153,174    203,646
 Accrued compensation and related benefits...............    223,427    394,153
 Customer advances and unearned revenues.................    694,123    602,862
 Value added tax and sales tax payable...................     40,119    121,914
 Other accrued liabilities...............................    523,761    410,759
                                                          ---------- ----------
    Total current liabilities............................  1,813,472  1,922,139
                                                          ---------- ----------
LONG-TERM DEBT...........................................    300,742    300,836
OTHER LONG-TERM LIABILITIES..............................     29,649     24,226
DEFERRED INCOME TAXES....................................      7,910      7,402
STOCKHOLDERS' EQUITY.....................................  2,445,292  2,369,712
                                                          ---------- ----------
    Total liabilities and stockholders' equity........... $4,597,065 $4,624,315
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
REVENUES
 Licenses and other...................................... $  530,642 $  461,848
 Services................................................    838,187    590,472
                                                          ---------- ----------
    Total revenues.......................................  1,368,829  1,052,320
                                                          ---------- ----------
OPERATING EXPENSES
 Sales and marketing.....................................    449,451    359,850
 Cost of services........................................    468,167    336,107
 Research and development................................    159,667    117,209
 General and administrative..............................     75,514     70,279
 Acquired in-process research and development............    167,054        --
                                                          ---------- ----------
    Total operating expenses.............................  1,319,853    883,445
                                                          ---------- ----------
OPERATING INCOME.........................................     48,976    168,875
 Other income (expense), net.............................     39,974      7,330
                                                          ---------- ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................     88,950    176,205
 Provision for income taxes..............................     80,479     63,434
                                                          ---------- ----------
NET INCOME............................................... $    8,471 $  112,771
                                                          ========== ==========
EARNINGS PER SHARE....................................... $     0.01 $     0.11
                                                          ========== ==========
COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING..........  1,006,266  1,010,715
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              AUGUST 31,
                                                         ---------------------
                                                            1997       1996
                                                         ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................. $    8,471  $ 112,771
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.........................     71,137     62,765
  Write-off of acquired in-process research and
   development..........................................    167,054        --
  Provision for doubtful accounts.......................     21,604     10,365
  Changes in assets and liabilities, net of effects of
   acquisitions:
   Decrease in trade receivables........................    319,896    214,306
   Decrease in prepaid and refundable income taxes......      7,194      2,150
   Decrease (increase) in other current assets..........     42,237     (7,887)
   Decrease in accounts payable.........................     (9,238)    (5,511)
   Decrease in income taxes.............................    (47,461)   (53,321)
   Increase in customer advances and unearned revenues..     98,039     35,780
   Decrease in other accrued liabilities................   (238,177)  (133,122)
   Increase in other long-term liabilities..............      5,485        286
   Increase (decrease) in deferred income taxes.........        598     (4,483)
                                                         ----------  ---------
 Net cash provided by operating activities..............    446,839    234,099
                                                         ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments..........................   (222,988)  (100,432)
  Capital expenditures..................................    (77,484)   (88,976)
  Capitalization of computer software development costs.     (4,442)    (9,509)
  Increase in other assets..............................    (35,849)   (17,600)
                                                         ----------  ---------
 Net cash used for investing activities.................   (340,763)  (216,517)
                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable and
   long-term debt.......................................      1,701       (194)
  Payments of capital leases............................       (290)       --
  Proceeds from common stock issued.....................     32,817     15,421
  Repurchase of common stock............................    (15,563)   (11,957)
                                                         ----------  ---------
 Net cash provided by financing activities..............     18,665      3,270
                                                         ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................     (8,191)     6,671
                                                         ----------  ---------
 Net increase in cash and cash equivalents..............    116,550     27,523
CASH AND CASH EQUIVALENTS
 Beginning of period....................................    890,162    715,742
                                                         ----------  ---------
 End of period.......................................... $1,006,712  $ 743,265
                                                         ==========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock dividend................................. $    3,266  $      --
                                                         ==========  =========
  Accrual of Treasury Services Corporation acquisition
   cost................................................. $  110,262  $      --
                                                         ==========  =========
  Stock options assumed in acquisition.................. $    8,967  $      --
                                                         ==========  =========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 1997. The results for the three month period ended August 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

On July 14, 1997, the Company effected a three-for-two stock split in the form of a common stock dividend distributed August 15, 1997 to stockholders of record as of August 1, 1997. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are calculated using the treasury stock method and represent incremental shares issuable upon the exercise of outstanding stock options.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share", which will be adopted by the Company in the third quarter of fiscal 1998. SFAS No. 128 requires companies to compute under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during the first three months of fiscal 1998 and 1997, basic net income per share and diluted net income per share would have been $0.01 and $0.11, respectively, in both periods.

3. ACQUISITIONS

On August 29, 1997, the Company acquired the shares of Treasury Services Corporation ("TSC") for approximately $110,262,000 (which was included in other accrued liabilities as of August 31, 1997 in the accompanying condensed consolidated balance sheet) and the conversion of outstanding TSC options to the Company's options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the accompanying condensed consolidated statement of operations in the first quarter of fiscal 1998. The remaining intangible assets acquired will be amortized over a five year period beginning in the second quarter of fiscal 1998.

On August 11, 1997, the Company completed the merger of its wholly owned subsidiary, Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"), a development stage company, in a stock for stock exchange valued at approximately $77,000,000. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the accompanying consolidated statement of operations in the first quarter of fiscal 1998. The remaining intangible assets acquired will be amortized over a three year period beginning in the second quarter of fiscal 1998. As a result of the merger, the Company's ownership interest in NCI was reduced to 66%. Accordingly, the minority interest share of NCI's loss from the date of the merger, including the acquired in-process research and development, is reflected in other income in the accompanying condensed consolidated statement of operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues increased 30% in the first quarter of fiscal 1998 as compared to the corresponding period in fiscal 1997, or 36% expressed in local currency terms. Domestic revenues increased 32% in the first quarter while international revenues increased 29% in the first quarter as compared to the corresponding period in fiscal 1997. International revenues were unfavorably affected in the first quarter of fiscal 1998 when compared to the corresponding period of the prior year as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased in the first quarter of fiscal 1998 by approximately 40% from the corresponding period of fiscal 1997. International revenues constituted approximately 54% and 55% of total revenues in the first three months of fiscal 1998 and 1997, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1997    CHANGE    1996
                                                    ---------- ------ ----------
   Licenses and other.............................. $  530,642  15%   $  461,848
   Percentage of revenues..........................   38.8%             43.9%
   Services........................................ $  838,187  42%   $  590,472
   Percentage of revenues..........................   61.2%             56.1%
     Total revenues................................ $1,368,829  30%   $1,052,320

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues, which constituted 5% and 4% of total license and other revenues in the first three months of fiscal 1998 and 1997, respectively. License and other revenues grew 15% and 26% in the first three months of fiscal year 1998 and 1997, respectively, as compared to the prior year corresponding periods. The lower license and other revenues growth rate experienced in the first quarter of fiscal 1998 was due primarily to a relatively strong first quarter of fiscal 1997 as compared to fiscal 1997 as whole, strengthening of the U.S. dollar against certain major international currencies, and a significant reorganization of the sales force during the first quarter of fiscal 1998 to segment customer accounts by vertical industry and size.

SERVICES REVENUES. Support, consulting and education services revenues each increased in the first quarter of fiscal 1998 from the corresponding period in fiscal 1997. The Company's support revenues continued to constitute the largest portion of services revenues and grew 41% in the first quarter of fiscal 1998 as compared to the corresponding period in fiscal 1997. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 43% in the first quarter of fiscal 1998 when compared to the corresponding period in fiscal 1997 as the Company continued to expand its services to assist customers in the use and implementation of systems software and applications based on the Company's products.

OPERATING EXPENSES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1997    CHANGE    1996
                                                    ---------- ------ ----------
   Sales and marketing.............................  $449,451    25%   $359,850
   Percentage of revenues..........................   32.8%             34.2%
   Cost of services................................  $468,167    39%   $336,107
   Percentage of revenues..........................   34.2%             31.9%
   Research and development (1)....................  $159,667    36%   $117,209
   Percentage of revenues..........................   11.7%             11.1%
   General and administrative......................  $ 75,514    7%    $ 70,279
   Percentage of revenues..........................    5.5%              6.7%
   Acquired in-process research and development....  $167,054     *    $    --
   Percentage of revenues..........................   12.2%                 --

  --------
  * Not meaningful due to the effects of the one time charges for acquired in-process research and development.

  (1) Pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, the Company capitalized software development costs equal to 0.3% and 0.9% of total revenues during the first quarters of fiscal 1998 and 1997, respectively.

International expenses were favorably affected in the first quarter of fiscal 1998 when compared to the corresponding prior year period due to the strengthening of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share while reducing distribution costs. As a percentage of licenses and other revenues, sales and marketing expenses were 85% and 78% in the first quarters of fiscal 1998 and 1997, respectively. The increase in the first three months of fiscal 1998 when compared to the corresponding period of fiscal 1997 was due in part to increased sales expenses incurred in anticipation of higher license growth rates than experienced. In addition, the first quarter of fiscal 1997 sales and marketing expenses were favorably affected due to revisions to certain prior fiscal year compensation related accruals based on actual payments made. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services were 56% and 57% of revenues in the first quarters of fiscal 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 12% of total revenues in the first three months of both fiscal 1998 and 1997, without the capitalization of software development costs in accordance with SFAS No. 86. Before considering the impact of software capitalization, research and development expenses increased 30% from the first quarter of fiscal 1997 (36% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the January 1997 acquisition of Datalogix International, Inc. The Company capitalized approximately $4,442,000 and $9,508,000 of software development costs during the first quarters of fiscal 1998 and 1997, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $4,485,000 and $9,618,000 in the first quarters of fiscal 1998 and 1997, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of total revenues decreased to 5.5% in the first three months of fiscal 1998 from 6.7% in the corresponding prior year period, due primarily to higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 to expense in-process research and development costs related to the acquisitions of Treasury Services Corporation and Navio Communications, Inc., respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE):

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   AUGUST 31,        AUGUST 31,
                                                      1997    CHANGE    1996
                                                   ---------- ------ ----------
   Other income (expense).........................  $39,974     *      $7,330
   Percentage of revenues.........................    2.9%              0.7%

--------
*  Not meaningful

Other income and expense in the first quarter of fiscal 1998 includes the minority interest share of the one-time acquired in-process research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for the first quarter of fiscal 1998 was $14,248,000, a 94% increase over the corresponding prior year period. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first quarter of fiscal 1998 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1997    CHANGE    1996
                                                    ---------- ------ ----------
   Provision for income taxes......................  $80,479     *     $63,434
   Percentage of revenues..........................    5.9%              6.0%

--------
*  Not meaningful.

The effective tax rate in the first quarter of fiscal 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate for the first quarter of fiscal 1998 would have been 35% as compared to a 36% tax rate in the corresponding prior year period.

NET INCOME AND EARNINGS PER SHARE:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1997    CHANGE    1996
                                                    ---------- ------ ----------
   Net income......................................   $8,471     *     $112,771
   Percentage of revenues..........................    0.6%             10.7%
   Earnings per share..............................   $ 0.01     *     $   0.11

  --------
  *  Not meaningful

Excluding the financial statement effects of the acquisitions of Treasury Services Corporation and Navio Communications, Inc., net income and earnings per share in the first quarter of fiscal 1998 would have been $149,799,000 and $0.15, respectively, representing increases of 33% and 36%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                 AUGUST 31,         AUGUST 31,
                                                    1997     CHANGE    1996
                                                 ----------  ------ ----------
   Working capital.............................. $1,321,373    43%  $  926,628
   Cash and cash investments.................... $1,669,066    65%  $1,010,826
   Cash provided by operating activities........ $  446,839    91%  $  234,099
   Cash used for investing activities........... $ (340,763)   57%  $ (216,517)
   Cash provided by financing activities........ $   18,665   471%  $    3,270

Working capital increased in the first three months of fiscal 1998 over the corresponding prior year period, due primarily to increased cash flows from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first three months of fiscal 1998 over fiscal 1997, due primarily to improved profitability, excluding the charges for in-process research and development, as well as higher cash collections.

Cash used for investing activities increased in the first three months of fiscal 1998 as compared to the corresponding prior year period, due primarily to changes in the levels of cash investments. In both periods, the Company made significant investments in capital expenditures.

The Company's Board of Directors has approved the repurchase of up to 70,500,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 421,106 shares of the Company's Common Stock for approximately $15,563,000 during the first quarter of fiscal 1998. To date, the Company has repurchased a total of 52,807,869 shares of the Company's Common Stock for approximately $857,505,000. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

At August 31, 1997, the Company also had other outstanding debt of approximately $5,655,000 primarily in the form of other notes payable and capital leases.

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

YEAR 2000. A significant amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed such preparations, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace. In addition, the Company may experience increased expenses in addressing the transition of customers to software that is year 2000 compliant.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, interactive media and data warehousing. It also has begun to promote the use of network computers. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of network computers and, in particular, the Company's current network computer products is difficult to predict because network computers represent a method of computing that is new to the entire computer industry. The successful introduction of network computers to the market will depend in large measure on (i) the commitment by hardware and software vendors to manufacture, promote and distribute network computers, (ii) the lower cost of ownership relative to personal computers, and (iii) the ease of use and administration relative to personal computers. There can be no assurance that sufficient numbers of vendors will undertake this commitment, that the market will accept network computers or that network computers will generate significant revenues to the Company. See "New Products."

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a non-competition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.

FUTURE ACQUISITIONS. As part of its business strategy, the Company has recently completed the acquisitions of Navio Communications, Inc. and Treasury Services Corporation, and expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

                                  ORACLE CORPORATION

Dated: October 15, 1997           By:/s/ JEFFREY O. HENLEY
                                     ------------------------------------
                                     Jeffrey O. Henley
                                     Executive Vice President and Chief
                                     Financial Officer

Dated: October 15, 1997           By:/s/ THOMAS A. WILLIAMS
                                     ------------------------------------
                                     Thomas A. Williams
                                     Vice President and Corporate Controller

                               ORACLE CORPORATION
                               INDEX OF EXHIBITS

EXHIBIT #      EXHIBIT TITLES
---------      --------------
27.1       Financial Data Schedule