Form 10-Q
period 1997-11-30
ORACLE CORP /DE/
filed 1998-01-14
CIK 777676

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

                 FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                      OR

    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---
Number of shares of registrant's common stock outstanding as of November 30, 1997: 983,963,673.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at November 30, 1997 and
          May 31, 1997..................................................     3
          Condensed Consolidated Statements of Operations for the three
          months and six months ended November 30, 1997 and 1996........     4
          Condensed Consolidated Statements of Cash Flows for the six
          months ended November 30, 1997 and 1996.......................     5
          Notes to Condensed Consolidated Financial Statements..........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     7
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings.............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders...........    16
 Item 6.  Exhibits and Reports on Form 8-K..............................    16
          Signatures....................................................    17

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        NOVEMBER 30,  MAY 31,
                                                            1997        1997
                                                        ------------ ----------
                        ASSETS
 CURRENT ASSETS
 Cash and cash equivalents.............................  $  994,261  $  890,162
 Short-term cash investments...........................     520,134     323,028
 Trade receivables, net of allowance for doubtful
  accounts of $140,432 and $127,840, respectively......   1,321,368   1,540,470
 Prepaid and refundable income taxes...................     265,996     274,366
 Other current assets..................................     210,634     243,070
                                                         ----------  ----------
        Total current assets...........................   3,312,393   3,271,096
                                                         ----------  ----------
 LONG-TERM CASH INVESTMENTS............................     139,863     116,337
 PROPERTY, net.........................................     898,967     868,948
 COMPUTER SOFTWARE DEVELOPMENT COSTS, net of
  accumulated amortization of $40,201 and $36,303,
  respectively.........................................      99,029      98,981
 OTHER ASSETS..........................................     312,465     268,953
                                                         ----------  ----------
        Total assets...................................  $4,762,717  $4,624,315
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable and current maturities of long-term
  debt.................................................  $    9,992  $    3,361
 Accounts payable......................................     206,642     185,444
 Income taxes..........................................     129,193     203,646
 Accrued compensation and related benefits.............     282,888     394,153
 Customer advances and unearned revenues...............     615,752     602,862
 Value added tax and sales tax payable.................      59,718     121,914
 Other accrued liabilities.............................     419,904     410,759
                                                         ----------  ----------
        Total current liabilities......................   1,724,089   1,922,139
                                                         ----------  ----------
 LONG-TERM DEBT........................................     304,602     300,836
 OTHER LONG-TERM LIABILITIES...........................      57,298      24,226
 DEFERRED INCOME TAXES.................................       8,153       7,402
 STOCKHOLDERS' EQUITY..................................   2,668,575   2,369,712
                                                         ----------  ----------
        Total liabilities and stockholders' equity.....  $4,762,717  $4,624,315
                                                         ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                         NOVEMBER 30,          NOVEMBER 30,
                                     --------------------- ---------------------
                                        1997       1996       1997       1996
                                     ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................  $  645,366 $  624,137 $1,176,008 $1,085,985
 Services..........................     968,361    687,236  1,806,548  1,277,708
                                     ---------- ---------- ---------- ----------
    Total revenues.................   1,613,727  1,311,373  2,982,556  2,363,693
                                     ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............     528,490    454,688    977,941    814,538
 Cost of services..................     548,631    377,483  1,016,798    713,590
 Research and development..........     183,217    135,300    342,884    252,509
 General and administrative........      81,383     69,714    156,897    139,993
 Acquired in-process research and
  development......................         --         --     167,054        --
                                     ---------- ---------- ---------- ----------
    Total operating expenses.......   1,341,721  1,037,185  2,661,574  1,920,630
                                     ---------- ---------- ---------- ----------
OPERATING INCOME...................     272,006    274,188    320,982    443,063
 Other income (expense), net.......      16,248      6,275     56,222     13,605
                                     ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................     288,254    280,463    377,204    456,668
 Provision for income taxes........     100,930    100,967    181,409    164,401
                                     ---------- ---------- ---------- ----------
NET INCOME.........................  $  187,324 $  179,496 $  195,795 $  292,267
                                     ========== ========== ========== ==========
EARNINGS PER SHARE.................  $     0.19 $     0.18 $     0.19 $     0.29
                                     ========== ========== ========== ==========
COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING.......................   1,008,558  1,013,924  1,007,412  1,012,320
                                     ========== ========== ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................. $ 195,795  $ 292,267
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................   155,694    126,680
  Write-off of acquired in-process research and
   development...........................................   167,054         --
  Provision for doubtful accounts........................    53,523     28,203
  Changes in assets and liabilities:
   Decrease (increase) in trade receivables..............   149,176     (1,892)
   Decrease (increase) in prepaid and refundable income
    taxes................................................     6,961     (7,326)
   Decrease (increase) in other current assets...........    28,842    (16,043)
   Increase (decrease) in accounts payable...............    22,903     (7,056)
   Decrease in income taxes..............................   (75,790)   (97,671)
   Increase in customer advances and unearned revenues...    19,306      6,985
   Decrease in other accrued liabilities.................  (153,278)   (71,868)
   Increase in other long-term liabilities...............    33,135      1,085
   Increase (decrease) in deferred income taxes..........    14,495     (4,621)
                                                          ---------  ---------
 Net cash provided by operating activities...............   617,816    248,743
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments...........................  (220,632)  (165,074)
  Capital expenditures...................................  (155,294)  (173,853)
  Capitalization of computer software development costs..   (17,337)   (16,891)
  Increase in other assets...............................  (169,898)   (19,178)
                                                          ---------  ---------
 Net cash used for investing activities..................  (563,161)  (374,996)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term debt..    10,332      6,018
  Proceeds from common stock issued......................   111,221     70,332
  Repurchase of common stock.............................   (62,717)  (109,876)
                                                          ---------  ---------
 Net cash provided by (used for) financing activities....    58,836    (33,526)
                                                          ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................    (9,392)     3,421
                                                          ---------  ---------
 Net increase (decrease) in cash and cash equivalents....   104,099   (156,358)
CASH AND CASH EQUIVALENTS
 Beginning of period.....................................   890,162    715,742
                                                          ---------  ---------
 End of period........................................... $ 994,261  $ 559,384
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock dividend.................................. $   3,266  $     --
                                                          =========  =========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended November 30, 1997. The results for the six month period ended November 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share", which will be adopted by the Company in the third quarter of fiscal 1998. SFAS No. 128 requires companies to compute under two different methods, basic and diluted earnings per share, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company during the second quarters of fiscal 1998 and 1997, basic net income per share and diluted net income per share would have been $0.19 and $0.18, respectively, for both periods. For the first six months of fiscal 1998 and 1997, basic net income per share and diluted net income per share would have been $0.20 and $0.19, respectively, in fiscal 1998 and $0.30 and $0.29, respectively, in fiscal 1997.

In December 1997, the Company reduced the exercise price of approximately 20% of the outstanding common stock options held by the Company's employees to the fair market value per share as of the date of the reduction in price. The Company repriced these employee stock options in an effort to retain employees at a time when a significant percentage of employee stock options had exercise prices that were above fair market value. The Company believes that stock options are a valuable tool in compensating and retaining employees. Executive officers and directors were excluded from this repricing.

3. ACQUISITIONS

On August 29, 1997, the Company acquired the shares of Treasury Services Corporation ("TSC") for approximately $110,262,000 and the conversion of outstanding TSC options to the Company's options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the accompanying condensed consolidated statements of operations in the first quarter of fiscal 1998. The remaining intangible assets are being amortized over a five year period.

On August 11, 1997, the Company completed the merger of its wholly owned subsidiary, Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"), a development stage company, in a stock for stock exchange valued at approximately $77,000,000. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the accompanying consolidated statement of operations in the first quarter of fiscal 1998. The remaining intangible assets are being amortized over a three year period. As a result of the merger, the Company's ownership interest in NCI was reduced to approximately 66%. The minority interest's share of NCI's loss from the date of the merger, including the charge for the acquired in-process research and development, is reflected in other income in the accompanying consolidated statement of operations for the first half of fiscal 1998.

4. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1998.

RESULTS OF OPERATIONS

Total revenues increased 23% in the second quarter and 26% in the first half of fiscal 1998 as compared to the corresponding periods in fiscal 1997. International revenues were unfavorably affected in the second quarter and first half of fiscal 1998 when compared to the corresponding periods of the prior year as a result of the strengthening of the U. S. dollar against certain major international currencies. Total revenues expressed in local currency increased in the second quarter and first half of fiscal 1998 by approximately 29% and 32%, respectively, from the corresponding periods in fiscal 1997. Domestic revenues increased 27% and 29% in the second quarter and first half of fiscal 1998, respectively, while international revenues increased 19% and 23% in the second quarter and first half of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. International revenues expressed in local currency increased in the second quarter and first half of fiscal 1998 by approximately 31% and 35%, respectively, from the corresponding periods of fiscal 1997. International revenues constituted approximately 53% and 54% of total revenues in the second quarters of fiscal 1998 and 1997, respectively, and 54% and 55% of total revenues in the first half of fiscal 1998 and 1997, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                            ---------------------------- ----------------------------
                             NOV 30,           NOV 30,    NOV 30,           NOV 30,
                               1997    CHANGE    1996       1997    CHANGE    1996
                            ---------- ------ ---------- ---------- ------ ----------
   Licenses and other...... $  645,366   3%   $  624,137 $1,176,008   8%   $1,085,985
   Percentage of revenues..   40.0%             47.6%      39.4%             45.9%
   Services................ $  968,361  41%   $  687,236 $1,806,548  41%   $1,277,708
   Percentage of revenues..   60.0%             52.4%      60.6%             54.1%
     Total revenues........ $1,613,727  23%   $1,311,373 $2,982,556  26%   $2,363,693

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, certain software development revenues and other miscellaneous revenues, which constituted 4% and 3% of total license and other revenues during the second quarter and first half, respectively, in both fiscal 1998 and 1997. License revenue growth rates were 3% and 24% in the second quarters of fiscal 1998 and 1997, respectively, and 8% and 25% in the first half of fiscal 1998 and 1997, respectively. The decrease in the license revenue growth rate during the second quarter and first half of fiscal 1998 is primarily due to lower revenue growth in Asia Pacific as a result of the weakened economies in that region, the strengthening of the U.S. dollar against certain major international currencies, weaker domestic sales due to slower database market growth and a significant reorganization of the sales force during the first half of fiscal 1998 which the Company believes adversely affected both the database and applications license revenue growth rates.

SERVICE REVENUES. Support, consulting and education services revenues in the second quarter and first half of fiscal 1998 each increased from the corresponding periods of fiscal 1997. The Company's consulting revenues comprised the largest portion of service revenues during the second quarter of fiscal 1998, while support revenues continued to constitute the largest portion of service revenues in the first half of fiscal 1998. Support revenues grew 35% and 38% in the second quarter and first half of fiscal 1998, respectively, when compared to the corresponding periods in fiscal 1997. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 46% and 45% in the second quarter and first half of fiscal 1998, respectively, when compared to the corresponding periods in fiscal 1997. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                             ------------------------ --------------------------
                             NOV 30,         NOV 30,   NOV 30,          NOV 30,
                               1997   CHANGE   1996      1997    CHANGE   1996
                             -------- ------ -------- ---------- ------ --------
   Sales and marketing.....  $528,490  16%   $454,688 $  977,941  20%   $814,538
   Percentage of revenues..   32.7%           34.7%     32.8%            34.5%
   Cost of services........  $548,631  45%   $377,483 $1,016,798  42%   $713,590
   Percentage of revenues..   34.0%           28.8%     34.1%            30.2%
   Research and development
    (1)....................  $183,217  35%   $135,300 $  342,884  36%   $252,509
   Percentage of revenues..   11.4%           10.3%     11.5%            10.7%
   General and
    administrative.........  $ 81,383  17%   $ 69,714 $  156,897  12%   $139,993
   Percentage of revenues..    5.0%            5.3%      5.3%             5.9%
   Acquired in-process
    research and
    development............  $    --   --    $    --  $  167,054   *    $    --
   Percentage of revenues .       --              --     5.6%                --

  --------
  *  Not meaningful
  (1) Pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, the Company capitalized software development costs equal to 0.8% and 0.6% of total revenues during the second quarters of fiscal 1998 and 1997, respectively, and 0.6% and 0.7% of total revenues in the first half of fiscal 1998 and 1997, respectively.

International expenses were favorably affected in the second quarter and first half of fiscal 1998 when compared to the corresponding periods in the prior year due to the strengthening of the U. S. dollar against certain major international currencies.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share. Sales and marketing expenses increased 16% and 20% in the second quarter and first half of fiscal 1998, respectively, as compared to 27% and 28% in the corresponding periods of fiscal 1997. The decrease in sales and marketing expense growth in the second quarter and first half of fiscal 1998 is due primarily to lower license and other revenue growth rates, as well as controls over increases in headcount and headcount related expenditures. As a result of lower than anticipated license revenues, sales margins decreased in both periods. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of service revenues, cost of services was 57% and 55% of revenues in the second quarters of fiscal 1998 and 1997, respectively, and 56% in the first half of both fiscal 1998 and 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarters of fiscal 1998 and 1997 would have been 12% and 11% of total revenues, respectively, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 37% from the second quarter of fiscal 1997 and 34% from the first half of fiscal 1997 to the corresponding periods of fiscal 1998 (35% and 36% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisitions of Datalogix International, Inc., TSC, as well as the merger of NCI and Navio. The Company capitalized approximately $12,895,000 and $7,383,000 during the second quarters of fiscal 1998 and 1997, respectively, and $17,337,000 and $16,891,000 in the first six months of fiscal 1998 and 1997, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $12,804,000 and $7,521,000 in the second quarters of fiscal 1998 and 1997, respectively, and $17,289,000 and $17,139,000 in the corresponding six month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1998 as compared to the corresponding periods in fiscal 1997, primarily due to higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 to expense in-process research and development costs related to the acquisition of TSC and the merger of NCI and Navio, respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE):

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                              ------------------------ ------------------------
                              NOV 30,         NOV 30,  NOV 30,         NOV 30,
                                1997   CHANGE   1996     1997   CHANGE   1996
                              -------- ------ -------- -------- ------ --------
   Other income (expense).... $ 16,248  159%  $  6,275 $ 56,222  313%  $ 13,605
   Percentage of revenues....   1.0%            0.5%     1.9%            0.6%

Other income and expense in the first half of fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for the first half of fiscal 1998 was $30,496, a 124% increase over the corresponding prior year period. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first half of fiscal 1998 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                              ------------------------ ------------------------
                              NOV 30,         NOV 30,  NOV 30,         NOV 30,
                                1997   CHANGE   1996     1997   CHANGE   1996
                              -------- ------ -------- -------- ------ --------
   Provision for income
    taxes.................... $100,930   --   $100,967 $181,409  10%   $164,401
   Percentage of revenues ...   6.3%            7.7%     6.1%            7.0%

The effective tax rate in the first half of fiscal 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate for the first half of fiscal 1998 would have been 35% as compared to a 36% tax rate in the corresponding prior year period.

NET INCOME AND EARNINGS PER SHARE:

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                              ------------------------ ------------------------
                              NOV 30,         NOV 30,  NOV 30,         NOV 30,
                                1997   CHANGE   1996     1997   CHANGE   1996
                              -------- ------ -------- -------- ------ --------
   Net income................ $187,324   4%   $179,496 $195,795 (33%)  $292,267
   Percentage of revenues ...  11.6%           13.7%     6.6%           12.4%
   Earnings per share........ $   0.19   6%   $   0.18 $   0.19 (34%)  $   0.29

Excluding the financial statement effects of the acquisition of TSC and the merger of NCI and Navio, net income and earnings per share in the first half of fiscal 1998 would have been $337,123,000 and $0.33, respectively, representing increases of 15% and 16%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                                                        SIX MONTHS ENDED
                                                  ----------------------------
                                                   NOV 30,           NOV 30,
                                                     1997    CHANGE    1996
                                                  ---------- ------ ----------
     Working capital............................. $1,588,304  54%   $1,029,588
     Cash and cash investments................... $1,654,258  86%   $  891,587
     Cash provided by operating activities....... $  617,816  148%  $  248,743
     Cash used for investing activities.......... $  563,161  50%   $  374,996
     Cash provided by (used for) financing
      activities................................. $   58,836   *    $  (33,526)

--------
* Not meaningful

Working capital increased in the first half of fiscal 1998 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first six months of fiscal 1998 over fiscal 1997, due primarily to higher cash collections and improved profitability, excluding the charges for in-process research and development.

Cash used for investing activities increased in the first half of fiscal 1998 as compared to the corresponding period of the prior year, due primarily to changes in the levels of cash investments and the acquisition of TSC. In both periods, the Company made significant investments in capital expenditures.

Since July 1992, the Company's Board of Directors has approved the repurchase of up to 84,500,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 1,736,106 shares of the Company's Common Stock for approximately $62,717,000 during the first half of fiscal 1998. As of November 30, 1997, the Company has repurchased a total of 54,122,869 shares of the Company's Common Stock for approximately $904,657,000. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

At November 30, 1997, the Company also had other outstanding debt of approximately $14,594,000 primarily in the form of other notes payable.

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

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and services, in particular, in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate, government, education and other business customers, the Company's business also partly depends on general economic and business conditions. The unexpected decline in license revenue growth rates that the Company experienced in the first and second quarters of fiscal 1998 may indicate a slowdown in the growth rate for database software products; if so, there can be no assurances that the market growth rate for such products will increase in the near term or that the Company's license revenue growth rates will return to previous levels.

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company experienced a large decline in revenue growth rates in Asia Pacific during the second quarter of fiscal 1998 in part due to the economic crises that occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. The Company also has experienced relatively slower growth rates in countries within its Europe Middle East Africa (EMEA) division during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information technology, and senior management changes in several major countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first and second quarters of fiscal 1998, particularly in Asia Pacific and EMEA, and will continue to do so if the U.S. dollar continues to strengthen relative to local currencies. Foreign currency transaction gains and losses are primarily related to sublicense fee agreements between the Company and selling distributors and subsidiaries. These gains and losses are charged against earnings in the period incurred.

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

SALES FORCE RESTRUCTURING AND VERTICAL MARKETS. The Company historically has relied heavily on its direct sales force. At the beginning of the current fiscal year, the Company restructured its sales force to provide specialized expertise within certain vertical markets and general business areas designated by size of transaction. Transition issues associated with this restructuring may have contributed to the unexpected decline in revenue growth rates experienced by the Company in the first and second quarters of fiscal 1998. Management has focused its resources on addressing these transition issues. However, there can be no assurances that transition issues associated with the restructuring will be resolved in a timely manner or that revenue growth rates in subsequent quarters will not be adversely affected by the restructuring.

MANAGEMENT OF GROWTH. The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, forecast revenues and control expenses. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

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

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. For example, in order to remain competitive in the European markets for applications products, the Company will be required to enhance certain of its applications products to meet reporting requirements as defined by the European Monetary Unit (EMU). The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

YEAR 2000. A significant amount of the demand the Company has experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed their preparations, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace.

The Company has designed and tested the most current versions of its products to be year 2000 compliant. Some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of at least two such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of the Company's own software products with respect to software and which also include third party software and hardware technology.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, interactive media and data warehousing. It also has begun to promote the use of network computers. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of network computers and, in particular, the Company's current network computer software products is difficult to predict because network computers represent a method of computing that is new to the entire computer industry. The successful introduction of network computers to the market will depend in large measure on
(i) the commitment by hardware and software vendors to manufacture, promote and distribute network computers, (ii) the lower cost of ownership relative to personal computers, and (iii) the ease of use and administration relative to personal computers. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept network computers or that network computers will generate significant revenues to the Company. See "New Products."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A shareholder class action was filed in California Superior Court for the County of San Mateo against the Company and its chief financial officer and chief operating officer on December 18, 1997. The class action has been brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 11, 1997. The complaint alleges violations of California state securities laws. Specifically, the complaint alleges that the Company made misstatements about anticipated revenue growth in the Company's database and applications businesses. The complaint further alleges that certain officers and directors sold stock in the Company while making the allegedly false and misleading statements. The Company believes that it has meritorious defenses to this action and intends to vigorously defend it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 885,841,156 affirmative votes, and 3,619,642 votes withheld), Raymond J. Lane (with 886,085,275 affirmative votes, and 3,375,523 votes withheld), Jeffrey O. Henley (with 886,084,560 affirmative votes, and 3,376,238 votes withheld), Donald L. Lucas (with 885,883,799 affirmative votes, and 3,576,999 votes withheld), Michael J. Boskin (with 886,043,302 affirmative votes, and 3,417,496 votes withheld), Jack F. Kemp (with 885,673,465 affirmative votes, and 3,787,333 votes withheld), Jeffrey Berg (with 885,882,665 affirmative votes, and 3,578,133 votes withheld) and Richard A. McGinn (with 882,697,632 affirmative votes, and 6,763,166 votes withheld).

In addition, the stockholders approved the adoption of the Company's Executive Officers 1998 Bonus Plan (with 868,577,217 affirmative votes, 17,036,936 negative votes and 3,846,645 votes withheld).

The stockholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent public accountants for fiscal year 1998 (with 886,635,169 affirmative votes, 842,471 negative votes and 1,983,158 votes withheld).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27.1  Financial Data Schedule

(b)Reports on Form 8-K

  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORACLE CORPORATION

Dated: January 14, 1998                   By: /s/ JEFFREY O. HENLEY

                                       -------------------------------------
                                       Jeffrey O. Henley
                                       Executive Vice President and Chief
                                        Financial Officer

Dated: January 14, 1998                   By: /s/ THOMAS A. WILLIAMS

                                       -------------------------------------
                                       Thomas A. Williams
                                       Vice President and Corporate Controller

                                [RECYCLE LOGO]

                               ORACLE CORPORATION
                               INDEX OF EXHIBITS

     EXHIBIT # EXHIBIT TITLES
     --------- --------------
     27.1      Financial Data Schedule