Form 10-Q
period 1998-02-28
ORACLE CORP /DE/
filed 1998-04-10
CIK 777676

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

                 FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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

Number of shares of registrant's common stock outstanding as of February 28, 1998: 973,462,159

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements....................     3
          Condensed Consolidated Balance Sheets at February 28, 1998 and
          May 31, 1997...................................................     3
          Condensed Consolidated Statements of Operations for the three
          months and nine months ended February 28, 1998 and 1997........     4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 28, 1998 and 1997........................     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    16
 Item 2.  Changes in Securities and Use of Proceeds......................    17
 Item 6.  Exhibits and Reports on Form 8-K...............................    17
          Signatures.....................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         FEBRUARY 28,  MAY 31,
                                                             1998        1997
                                                         ------------ ----------
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................   $  977,496  $  890,162
 Short-term cash investments...........................      539,323     323,028
 Trade receivables, net of allowance for doubtful
  accounts of $170,174 and $127,840, respectively......    1,322,781   1,540,470
 Prepaid and refundable income taxes...................      261,042     274,366
 Other current assets..................................      233,607     243,070
                                                          ----------  ----------
    Total Current Assets...............................    3,334,249   3,271,096
                                                          ----------  ----------
LONG-TERM CASH INVESTMENTS.............................       82,752     116,337
PROPERTY, net..........................................      920,343     868,948
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $46,440 and $36,303, respectively.....       98,817      98,981
OTHER ASSETS...........................................      313,595     268,953
                                                          ----------  ----------
    Total Assets.......................................   $4,749,756  $4,624,315
                                                          ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term
  debt.................................................   $   13,407  $    3,361
 Accounts payable......................................      202,558     185,444
 Income taxes..........................................       89,935     203,646
 Accrued compensation and related benefits.............      298,430     394,153
 Customer advances and unearned revenues...............      663,818     602,862
 Value added tax and sales tax payable.................       72,610     121,914
 Other accrued liabilities.............................      462,682     410,759
                                                          ----------  ----------
    Total Current Liabilities..........................    1,803,440   1,922,139
                                                          ----------  ----------
LONG-TERM DEBT.........................................      304,500     300,836
OTHER LONG-TERM LIABILITIES............................       56,438      24,226
DEFERRED INCOME TAXES..................................        8,344       7,402
STOCKHOLDERS' EQUITY...................................    2,577,034   2,369,712
                                                          ----------  ----------
    Total Liabilities and Stockholders' Equity.........   $4,749,756  $4,624,315
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         FEBRUARY 28           FEBRUARY 28
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................ $  774,521 $  681,108 $1,950,529 $1,767,093
 Services..........................    974,236    691,504  2,780,784  1,969,212
                                    ---------- ---------- ---------- ----------
    Total Revenues.................  1,748,757  1,372,612  4,731,313  3,736,305
                                    ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............    567,619    460,361  1,545,560  1,274,899
 Cost of services..................    586,398    401,441  1,603,196  1,115,031
 Research and development..........    184,106    138,527    526,990    391,036
 General and administrative........     92,361     75,356    249,258    215,349
 Acquired in-process research and
  development......................         --     36,800    167,054     36,800
                                    ---------- ---------- ---------- ----------
    Total Operating Expenses.......  1,430,484  1,112,485  4,092,058  3,033,115
                                    ---------- ---------- ---------- ----------
OPERATING INCOME...................    318,273    260,127    639,255    703,190
 Other income (expense), net.......     12,615      4,330     68,837     17,935
                                    ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................    330,888    264,457    708,092    721,125
 Provision for income taxes........    115,811     95,204    297,220    259,605
                                    ---------- ---------- ---------- ----------
NET INCOME......................... $  215,077 $  169,253 $  410,872 $  461,520
                                    ========== ========== ========== ==========
EARNINGS PER SHARE:
 Basic............................. $     0.22 $     0.17 $     0.42 $     0.47
 Diluted........................... $     0.22 $     0.17 $     0.41 $     0.46
SHARES OUTSTANDING:
 Basic.............................    974,947    985,155    978,907    985,557
 Diluted...........................    991,641  1,009,779  1,002,155  1,011,473

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                               FEBRUARY 28
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................................ $410,872  $461,520
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................  240,635   192,427
  Write-off of acquired in-process research and
   development.............................................  167,054    36,800
  Provision for doubtful accounts..........................   63,686    49,371
  Change in assets and liabilities:
   Decrease (increase) in trade receivables................  119,901   (86,999)
   Decrease (increase) in prepaid and refundable income
    taxes..................................................   10,375   (46,677)
   Decrease (increase) in other current assets.............    1,100   (29,050)
   Increase (decrease) in accounts payable.................   20,897   (21,799)
   Decrease in income taxes................................ (105,359) (112,704)
   Increase in customer advances and unearned revenues.....   75,352    45,143
   Increase (decrease) in other accrued liabilities........  (73,185)   11,148
   Increase in other long-term liabilities.................   32,347     2,089
   Increase in deferred income taxes.......................   15,262     1,887
                                                            --------  --------
 Net cash provided by operating activities.................  978,937   503,156
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments............................. (182,698) (170,136)
  Capital expenditures, net................................ (240,581) (240,398)
  Capitalization of computer software development costs....  (29,863)  (22,424)
  Increase in other assets................................. (179,113)  (68,824)
                                                            --------  --------
 Net cash used for investing activities.................... (632,255) (501,782)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term debt....   13,779   305,806
  Proceeds from common stock issued........................  121,209    76,739
  Repurchase of common stock............................... (372,075) (347,255)
                                                            --------  --------
 Net cash provided by (used for) financing activities...... (237,087)   35,290
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................  (22,261)  (16,240)
                                                            --------  --------
 Net increase in cash and cash equivalents.................   87,334    20,424
CASH AND CASH EQUIVALENTS
 Beginning of period.......................................  890,162   715,742
                                                            --------  --------
 End of period............................................. $977,496  $736,166
                                                            ========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES
  Common stock dividend.................................... $  3,266  $    --
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended February 28, 1998. The results for the nine month period ended February 28, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

On July 14, 1997, the Company effected a three-for-two stock split in the form of a common stock dividend distributed August 15, 1997 to stockholders of record as of August 1, 1997. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share," which was adopted by the Company in the third quarter of fiscal 1998. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share, and to disclose the methodology used for the calculations.

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            FEBRUARY 28         FEBRUARY 28
                                         ------------------ -------------------
                                           1998     1997      1998      1997
                                         -------- --------- --------- ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income.............................. $215,077 $ 169,253 $ 410,872 $ 461,520
Weighted average shares outstanding.....  974,947   985,155   978,907   985,557
Dilutive effect of employee stock
 options................................   16,694    24,624    23,248    25,916
                                         -------- --------- --------- ---------
Diluted Shares outstanding..............  991,641 1,009,779 1,002,155 1,011,473
                                         ======== ========= ========= =========
Basic Earning Per Share................. $   0.22 $    0.17 $    0.42 $    0.47
Diluted Earnings Per Share.............. $   0.22 $    0.17 $    0.41 $    0.46

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

3. ACQUISITIONS

On August 29, 1997, the Company acquired the shares of Treasury Services Corporation ("TSC") for approximately $110,262,000 in cash and the conversion of outstanding TSC options to the Company's options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the accompanying condensed consolidated statements of operations in the first quarter of fiscal 1998. The remaining intangible assets are being amortized over a five year period.

On August 11, 1997, the Company completed the merger of its wholly owned subsidiary, Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"), a development stage company, in a stock for stock exchange valued at approximately $77,000,000. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the accompanying condensed consolidated statements of operations in the first quarter of fiscal 1998. The remaining intangible assets are being amortized over a three year period. As a result of the merger, the Company's ownership interest in NCI was reduced to approximately 66%. The minority interest's share of the charge for the acquired in-process research and development, $25,726,000, is reflected in other income in the accompanying condensed consolidated statements of operations for the first nine months of fiscal 1998.

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

RESULTS OF OPERATIONS

Total revenues increased 27% in the third quarter and in the first nine months of fiscal 1998 as compared to the corresponding periods in fiscal 1997. International revenues were unfavorably affected in the third quarter and first nine months of fiscal 1998 when compared to the corresponding periods of the prior year as a result of the strengthening of the U. S. dollar against certain major international currencies. Total revenues expressed in local currency increased 33% in the third quarter and first nine months of fiscal 1998 as compared to the corresponding periods in fiscal 1997. Domestic revenues increased 42% and 37% in the third quarter and first nine months of fiscal 1998, respectively, while international revenues increased 15% and 19% in the third quarter and first nine months of fiscal 1998, respectively, as compared to the corresponding periods in fiscal 1997. International revenues expressed in local currency increased in the third quarter and first nine months of fiscal 1998 by approximately 25% and 29%, respectively, from the corresponding periods of fiscal 1997. International revenues constituted approximately 50% and 55% of total revenues in the third quarters of fiscal 1998 and 1997, respectively, and 52% and 56% of total revenues in the first nine months of fiscal 1998 and 1997, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues and profits will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                             ---------------------------- ----------------------------
                              FEB. 28,          FEB. 28,   FEB. 28,          FEB. 28,
                                1998    CHANGE    1997       1998    CHANGE    1997
                             ---------- ------ ---------- ---------- ------ ----------
   Licenses and other......  $  774,521   14%  $  681,108 $1,950,529   10%  $1,767,093
   Percentage of revenues..    44.3%             49.6%      41.2%             47.3%
   Services................  $  974,236   41%  $  691,504 $2,780,784   41%  $1,969,212
   Percentage of revenues .    55.7%             50.4%      58.8%             52.7%
     Total revenues........  $1,748,757   27%  $1,372,612 $4,731,313   27%  $3,736,305

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. Licenses and other revenues also include revenues from the Company's systems integration business, documentation revenues, and other miscellaneous revenues, which constituted 3% and 2% of total license and other revenues during the third quarters of fiscal 1998 and 1997, respectively, and 4% and 3% in the first nine months of fiscal 1998 and 1997, respectively. Licenses and other revenues grew 14% and 29% in the third quarters of fiscal 1998 and 1997, respectively, and 10% and 26% in the first nine months of fiscal 1998 and 1997, respectively. The decrease in the license revenue growth rate during the third quarter of fiscal 1998 was primarily due to lower revenue growth in Asia Pacific as a result of the weakened economies in that region, and the strengthening of the U.S. dollar against certain major international currencies. The decrease in the license revenue growth rate during the first six months of fiscal 1998 was due to these factors, as well as weaker domestic sales due to slower database market growth and a significant reorganization of the sales force which the Company believes adversely affected both the database and applications license revenue growth rates.

SERVICE REVENUES. Support, consulting and education services revenues in the third quarter and first nine months of fiscal 1998 each increased significantly from the corresponding periods of fiscal 1997. The Company's consulting revenues comprised the largest portion of services revenues during the third quarter and first nine months of fiscal 1998. Consulting and education services revenues grew 47% and 45% in the third quarter and first nine months of fiscal 1998, respectively, when compared to the corresponding periods in fiscal 1997. The Company continued to expand its services to assist customers in the use and implementation of the Company's products. Support revenues represented 46% of services revenues for the third quarter and first nine months of fiscal 1998. Support revenues grew 35% and 37% in the third quarter and first nine months of fiscal 1998, respectively, when compared to the corresponding periods in fiscal 1997. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. The Company believes that support services represent an extension of its license business in that a significant percentage of these revenues relate to update rights for future releases of the software under license.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 is effective for the Company's fiscal year beginning June 1, 1998, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP No. 97-2 supersedes SOP No. 91-1, "Software Revenue Recognition." Application of SOP No. 97-2 is not anticipated to materially impact the Company's revenue.

OPERATING EXPENSES:

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                            ------------------------ ----------------------------
                            FEB. 28,        FEB. 28,  FEB. 28,          FEB. 28,
                              1998   CHANGE   1997      1998    CHANGE    1997
                            -------- ------ -------- ---------- ------ ----------
  Sales and marketing.....  $567,619   23%  $460,361 $1,545,560   21%  $1,274,899
  Percentage of revenues..    32.5%           33.5%     32.7%             34.1%
  Cost of services........  $586,398   46%  $401,441 $1,603,196   44%  $1,115,031
  Percentage of revenues .    33.5%           29.2%     33.9%             29.8%
  Research and
   development (1)........  $184,106   33%  $138,527 $  526,990   35%  $  391,036
  Percentage of revenues..    10.5%           10.1%     11.1%             10.5%
  General and
   administrative.........  $ 92,361   23%  $ 75,356 $  249,258   16%  $  215,349
  Percentage of revenues .    5.3%            5.5%      5.3%              5.8%
  Acquired in-process
   research and
   development............  $    --    *    $ 36,800 $  167,054  354%  $   36,800
  Percentage of revenues .       --           2.7%      3.5%              1.0%

  --------
*  Not meaningful
  (1) Pursuant to Statement of Financial Accounting Standards No. 86, the Company capitalized software development costs equal to 0.7% and 0.4% of total revenues during the third quarters of fiscal 1998 and 1997, respectively, and 0.6% in the first nine months of both fiscal 1998 and 1997.

International expenses were favorably affected in the third quarter and first nine months of fiscal 1998 when compared to the corresponding periods in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was negative, since the negative effect on revenues was greater than the positive effect on expenses.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share. Sales and marketing expenses increased 23% and 21% in the third quarter and first nine months of fiscal 1998, respectively, as compared to 26% and 27% in the corresponding periods of fiscal 1997. The decrease in sales and marketing expense growth in the third quarter and first nine months of fiscal 1998 was due primarily to controls over increases in headcount and headcount related expenditures. Sales and marketing expenses as a percentage of license revenues increased in both periods as a result of lower than anticipated license revenues. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education, and support personnel expenses. As a percentage of services revenues, cost of services was 60% and 58% of revenues in the third quarters of fiscal 1998 and 1997, respectively, and 58% and 57% in the first nine months of fiscal 1998 and 1997, respectively. Increases in cost of services as a percentage of services revenues was due to the increase in consulting and education services as a percentage of the total services revenues. Consulting and education services typically have lower margins than support.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarters of both fiscal 1998 and 1997 would have been 11% of total revenues, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 36% from the third quarter of fiscal 1997 and 35% from the first nine months of fiscal 1997 (33% and 35% after the adjustment for software capitalization). A portion of this increase was due to research and development staff hired in connection with the acquisitions of Datalogix International, Inc. ("Datalogix") and TSC, as well as the merger of NCI and Navio. The Company capitalized approximately $12,526,000 and $5,533,000 during the third quarters of fiscal 1998 and 1997, respectively, and $29,863,000 and $22,424,000 in the first nine months of fiscal 1998 and 1997, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $12,738,000 and $5,466,000 in the third quarters of fiscal 1998 and 1997, respectively, and $30,027,000 and $22,605,000 in the corresponding nine month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the third quarter and first nine months of fiscal 1998 as compared to the corresponding periods in fiscal 1997, primarily due to higher revenue levels and improved productivity.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 and $36,800,000 in the third quarter of fiscal 1997 to expense in-process research and development costs related to the acquisition of TSC, the merger of NCI and Navio, and the acquisition of Datalogix, respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE), NET:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                      ----------------------- ------------------------
                                      FEB 28,         FEB 28, FEB 28,         FEB 28,
                                        1998   CHANGE  1997     1998   CHANGE   1997
                                      -------- ------ ------- -------- ------ --------
   Other income (expense)...........  $ 12,615  191%  $ 4,330 $ 68,837  284%  $ 17,935
   Percentage of revenues ..........    0.7%           0.3%     1.5%            0.5%

Other income and expense in the first nine months of fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for the first nine months of fiscal 1998 was $43,111,000, a 140% increase over the corresponding prior year period. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first nine months of fiscal 1998 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                      ----------------------- ------------------------
                                      FEB 28,         FEB 28, FEB 28,         FEB 28,
                                        1998   CHANGE  1997     1998   CHANGE   1997
                                      -------- ------ ------- -------- ------ --------
   Provision for income taxes.......  $115,811   22%  $95,204 $297,220   14%  $259,605
   Percentage of revenues ..........    6.6%           6.9%     6.3%            6.9%

The effective tax rate in the first nine months of fiscal 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges of $167,054,000, the effective tax rate for the first nine months of fiscal 1998 would have been 35% as compared to a 36% tax rate in the corresponding prior year period.

NET INCOME AND EARNINGS PER SHARE:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                             ------------------------ ----------------------------
                             FEB 28,         FEB 28,   FEB 28,           FEB 28,
                               1998   CHANGE   1997      1998    CHANGE    1997
                             -------- ------ -------- ---------- ------ ----------
   Net income..............  $215,077  27%   $169,253 $  410,872 (11%)  $  461,520
   Percentage of revenues .   12.3%           12.3%      8.7%             12.4%
   Earnings per share:
     Basic.................  $   0.22  29%   $   0.17 $     0.42 (11%)  $     0.47
     Diluted...............  $   0.22  29%   $   0.17 $     0.41 (11%)  $     0.46

Excluding the financial statement effects of the acquisition of TSC and the merger of NCI and Navio in fiscal 1998 and the acquisition of Datalogix in fiscal 1997, net income and earnings per share in the first nine months of fiscal 1998 and 1997 would have been $552,200,000 and $0.55, respectively, and $485,072,000 and $0.48, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                          NINE MONTHS ENDED
                     -----------------------------
                      FEB 28,            FEB 28,
                        1998     CHANGE    1997
                     ----------  ------ ----------
   Working capital.. $1,530,809   24%   $1,235,676
   Cash and cash
    investments..... $1,599,571   49%   $1,073,431
   Cash provided by
    operating
    activities...... $  978,937   95%   $  503,156
   Cash used for
    investing
    activities...... $  632,255   26%   $  501,782
   Cash provided by
    (used for)
    financing
    activities...... $ (237,087)   *    $   35,290

  --------
  * Not meaningful

Working capital increased in the first nine months of fiscal 1998 over the corresponding prior year period, due primarily to increased cash flow from operations, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in the first nine months of fiscal 1998 over fiscal 1997, due primarily to higher cash collections and improved profitability, excluding depreciation and amortization and the charges for in-process research and development.

Cash used for investing activities increased in the first nine months of fiscal 1998 as compared to the corresponding prior year period. Due primarily to changes in the levels of cash investments and the acquisition of TSC. In both periods, the Company made significant investments in capital expenditures.

Since July 1992, the Company's Board of Directors has approved the repurchase of up to 90,500,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 14,336,106 shares of the Company's Common Stock for approximately $372,075,000 during the first nine months of fiscal 1998. As of February 28, 1998, the Company has repurchased a cumulative total of 66,722,870 shares since the inception of the plan of the Company's Common Stock for approximately $1,214,017,000. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1998, the Company sold 17,901,000 put options at an average exercise price of $19.18 and purchased 8,950,500 call options at an average exercise price of $23.64 through private placements. The Company sold two put options for each call option purchased and, as a result, no cash was exchanged as part of these transactions. As of February 28, 1998, the Company has a maximum potential obligation under the put options to buy back 17,901,000 shares of its common stock at an average exercise price of $19.18. These put options will expire between January and August of 1999. The Company has the unconditional right to settle the put options by physical settlement of the options or by net settlement using cash or stock.

During the third quarter, in order to hedge the value of the Company's common stock pledged as collateral for an obligation arising under an existing lease facility, the Company entered into a contract (the "forward contract") to sell 6,000,000 shares of the Company's Common Stock on a forward basis at a price of $26.50 per share (the closing market price on February 13, 1998) plus accretion subject to upward adjustments over time. The forward contract has a stated maturity of February 13, 2003. The buyer may complete the sale on February 13, 2001 (or for a fifteen day period thereafter) or in certain other circumstances, as defined by the forward contract.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At February 28, 1998, the Company also had other outstanding debt of approximately $17,907,000 primarily in the form of other notes payable.

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

INDUSTRY GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate, government, education and other business customers, the Company's business also partly depends on general economic and business conditions. The decline in license revenue growth rates that the Company experienced in the first three quarters of fiscal 1998 may indicate a slowdown in the growth rate for database software products; if so, there can be no assurances that the market growth rate for such products will increase or be sustainable in the near term or that the Company's license revenue growth rates will return to previous levels.

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company experienced a large decline in revenue growth rates in Asia Pacific during the second and third quarters of fiscal 1998 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. The Company also has experienced relatively slower growth rates in countries within its Europe Middle East Africa (EMEA) division during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information technology, and senior management changes in several major countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first nine months of fiscal 1998, particularly in Asia Pacific and EMEA, and will continue to do so if the U.S. dollar continues to strengthen relative to local currencies.

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

SALES FORCE RESTRUCTURING AND VERTICAL MARKETS. The Company historically has relied heavily on its direct sales force. At the beginning of the current fiscal year, the Company restructured its sales force to provide, among other things, specialized expertise within certain vertical markets and general business areas designated by customer size. Transition issues associated with this restructuring probably have contributed to the decline in revenue growth rates experienced by the Company in the first half of fiscal 1998. Management has focused its attention on addressing these transition issues and believes that it has resolved the primary issues relating to the transition. However, there can be no assurances that transition issues associated with the restructuring will not recur or that revenue growth rates will not be adversely affected in future quarters.

MANAGEMENT OF GROWTH. The Company has a history of rapid growth. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, accurately forecast revenues and control expenses. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the database marketplace where certain vendors offer deep discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

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

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development. Some of these products, such as applications server and network computing software, are in business areas that are relatively new to the Company's product development and sales and product marketing personnel. See "New Business Areas."

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

The Company has designed and tested the most current versions of its products to be year 2000 compliant. Some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of at least three such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware technology with embedded software, and the Company's own software products.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, interactive media and data warehousing. It also has begun to promote the use of network computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of network computing and, in particular, the Company's current network computer software products is difficult to predict because network computing represent a method of computing that is new to the entire computer industry. The successful introduction of network computing to the market will depend in large measure on (i) the commitment by hardware and software vendors to manufacture, promote and distribute network computers, (ii) the lower cost of ownership relative to personal computers, and (iii) the ease of use and administration relative to personal computers. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept network computing or that network computing will generate significant revenues to the Company. See "New Products."

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

FUTURE ACQUISITIONS. As part of its business strategy, the Company has completed the acquisitions of Navio Communications, Inc. and Treasury Services Corporation in the first quarter of fiscal 1998, and expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in California Superior Court for the County of San Mateo against the Company and its chief financial officer and chief operating officer during the third quarter of fiscal 1998. The class actions have been brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 11, 1997. The complaints allege violations of California state securities laws. Specifically, the complaints allege that the Company made misstatements about anticipated revenue growth in the Company's database and applications businesses. The complaints further allege that certain officers and directors sold stock in the Company while making the allegedly false and misleading statements. The Company is in the process of obtaining consolidation of the actions and has filed a demurrer, asking the Court to dismiss the complaints. The Company's demurrer is being scheduled for hearing in May 1998. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 1998, the Company sold 17,901,000 put options at an average exercise price of $19.18 and purchased 8,950,500 call options at an average exercise price of $23.64 through private placements, relying upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company sold two put options for each call option purchased and, as a result, no cash was exchanged as part of these transactions. As of February 28, 1998, the Company has a maximum potential obligation under the put options to buy back 17,901,000 shares of its common stock at an average exercise price of $19.18. These put options will expire between January and August of 1999. The Company has the unconditional right to settle the put options by physical settlement of the options or by net settlement using cash or stock.

On February 13, 1998, in order to hedge the value of the Company's common stock pledged as collateral for an obligation arising out of an existing lease facility, the Company entered into a contract (the "forward contract") to sell to Union Bank of Switzerland, London Branch ("UBS"), in a private placement relying upon Section 4(2)of the Securities Act, 6,000,000 shares of the Company's Common Stock on a deferred delivery or forward basis at a price of $26.50 per share (the closing market price on February 13, 1998) plus accretion subject to upward adjustments over time. The forward contract has a stated maturity of February 13, 2003. UBS may settle the sale on February 13, 2001 (or for a fifteen day period thereafter) or prior to this date if certain other circumstances transpire, as defined by the forward contract.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27.1 Financial Data Schedule

(b) Reports on Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORACLE CORPORATION

Dated: April 10, 1998                     By: /s/ JEFFREY O. HENLEY

                                       -------------------------------------
                                       Jeffrey O. Henley
                                       Executive Vice President and Chief
                                        Financial Officer

Dated: April 10, 1998                     By: /s/ THOMAS A. WILLIAMS

                                       -------------------------------------
                                       Thomas A. Williams
                                       Vice President and Corporate Controller

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 EXHIBIT
    #         EXHIBIT TITLES
 -------      --------------
 27.1    Financial Data Schedule