Form 10-K405
period 1998-05-31
ORACLE CORP /DE/
filed 1998-07-22
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                               ----------------

                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998 was $18,491,740,698. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 30, 1998: 973,439,770.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 19, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.
 Item 1.   Business......................................................     3
 Item 2.   Properties....................................................    11
 Item 3.   Legal Proceedings.............................................    11
 Item 4.   Submission of Matters to a Vote of Security Holders...........    11
 Item 4A.  Executive Officers of the Registrant..........................    12
 PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    13
 Item 6.   Selected Financial Data.......................................    14
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    14
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....    24
 Item 8.   Financial Statements and Supplementary Data...................    24
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    24
 PART III.
 Item 10.  Directors and Executive Officers of the Registrant............    25
 Item 11.  Executive Compensation........................................    25
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................    25
 Item 13.  Certain Relationships and Related Transactions................    25
 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
           K.............................................................    25
           Signatures....................................................    53

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999.

                                    PART I

ITEM 1. BUSINESS

Oracle Corporation ("Oracle" or the "Company") is the world's leading supplier of software products for information management and the world's second largest software company. The Company's software products can be categorized into three primary product families: Server Technologies, Application Development and Business Intelligence Tools and Business Applications. The Company's Server Technologies family of products consists of distributed database servers, connectivity products and gateways. The Oracle8 relational database management system ("DBMS") is the key component of Oracle's Server Technologies database offering for storing, manipulating and retrieving relational, object-relational, multi-dimensional text, spatial, video and other types of data. The Company's Application Development Tools consist of a set of software products capable of building database applications for deployment in both client-server and web environments. Oracle also provides a complete set of Business Intelligence tools allowing users to report, query and analyze data held in an operational system or data warehouse. Oracle's Business Applications products consist of over 45 integrated software modules for financial management, supply chain management, manufacturing, project systems, human resources and front office applications. The Company's principal products run on a broad range of computers, including mainframe, massively parallel, clustered, symmetrical multi-processing, minicomputers, workstations, personal computers and laptop computers and over 85 different operating systems, including UNIX, Windows and Windows NT. In addition to software products, the Company offers consulting, education, support and systems integration services in support of its customers' use of its software products.

The Company was incorporated on October 29, 1986 in connection with a reincorporation of the Company's predecessor in Delaware, which was completed on March 12, 1987. The Company's former primary operating subsidiary, Oracle Corporation, a California corporation, was incorporated in June 1977. In May 1995, Oracle Corporation was merged into Oracle Systems Corporation, a Delaware corporation, whose name was changed to Oracle Corporation. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company maintains its executive offices and principal facilities at 500 Oracle Parkway, Redwood City, California 94065. Its telephone number is (650) 506-7000.

BACKGROUND

Information management software can be classified into two broad categories: systems software and business applications software. Systems software includes database management systems and development tools, which enable users to create, retrieve and modify the various types of data stored in a computer system. Business applications software automates the performance of specific business data processing functions such as payroll processing, general ledger accounting and inventory control.

Database management systems software permits multiple users and applications to access data concurrently while protecting the data against user and program errors and against computer and network failures. Database management systems are used to support the data access and data management requirements of transaction processing and decision-support systems.

In 1979, the Company introduced the first commercially available relational database for the storing, manipulating and sharing of information. Relational databases are often chosen to support three types of systems. The first is on-line transaction processing systems ("OLTP") that process business information at high speeds from large numbers of users. The second is data warehouses that are designed to store large amounts of historical or reference data (e.g., consumer product goods data) which typically is used to support the decision-making and information needs of an enterprise. Third, databases are often used as application servers as a means of optimizing the efficiency of a system by separating the applications processing function from the data processing function.

Business applications software allows medium to large sized companies to better manage, track and run their businesses. Typical processes include the automation of different types of business activities, such as accounting tasks, sales forecasting and analysis, and manufacturing. Pre-packaged applications, such as Oracle's family of Business Applications, are designed to allow companies to implement business systems much more rapidly than the time it would typically take to build an application internally.

The software industry typically classifies applications into a few broad categories. Financial, Manufacturing and Human Resources applications enable a company to manage business information. Front Office Applications and Supply Chain Management applications direct and support operations. Data Warehousing applications enable users to analyze information that can be used for better decision making. With the introduction of the internet and Java-based programs, application modules can be web-enabled and allow users to access information or use the applications through a simple web browser.

PRODUCT DEVELOPMENT ARCHITECTURE

Oracle's primary product development architecture is based on an internet computing architecture. It is an open, network-based architecture providing extensibility for distributed computing environments. There are three key components of the Oracle product architecture: 1) "plug-in" components called cartridges that are manageable and provide extensible functionality, 2) open protocols and standardized interfaces that enable communication among cartridges, and 3) open and de-facto standards, including Common Object Request Broker Architecture ("CORBA"), Java and HTML. Oracle's architecture was designed to combine the robustness of the client-server architecture, the ease of use and deployment of Web technology, and the extensibility of object technology. Internet computing is best characterized as a "multi-tiered architecture" comprised of data servers, application servers and any client. Typically, data servers and application servers that store and process the information are managed by professional information technology managers. The client is an easy to use and manage device through which end-users access the business application. Internet computing allows administrators the ability to manage applications from a central server. This is in contrast to a client-server architecture in which each client runs and manages its own application. The Company believes that the design of its software for internet computing helps organizations decrease installation, maintenance and training costs associated with information technology.

PRODUCTS

The Company's product strategy is to deliver to its customers scalable solutions for a range of computing needs: from personal and workgroup to department and enterprise computing. The Company's products span all of these markets and can be categorized into three primary product families: Server Technologies, Application Development and Business Intelligence Tools and Business Applications, as follows:


      SERVER                        TOOLS          APPLICATIONS
      ------                        -----          ------------
      ORACLE8                       DESIGNER       FINANCIALS
      ORACLE8 ENTERPRISE EDITION    DEVELOPER      SUPPLY CHAIN MANAGEMENT
      WEB APPLICATION SERVER        JDEVELOPER     MANUFACTURING
      EXPRESS SERVER                REPORTS        PROJECTS
      GATEWAY                       DISCOVERER     HUMAN RESOURCES
                                    EXPRESS        FRONT OFFICE APPLICATIONS
                                                   WEB SELF SERVICE APPLICATIONS
                                                   DATA WAREHOUSING


The Company continually enhances its existing products and develops new products to meet its customers' ever-changing requirements as well as to expand its product base. Research and development expenditures were 11% of total revenues in fiscal 1998 and 10% of total revenues in each of fiscal 1997 and 1996 (in each case prior to the effect of amounts capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86).

SERVER TECHNOLOGIES

 Products

The Company's Server Technologies product family consists of an integrated set of database server and networking products. The principal product is the Oracle relational DBMS. The Oracle relational DBMS provides users the ability to define, retrieve, manipulate and manage data stored on multiple computers, using the industry-standard Structured Query Language ("SQL"). Oracle8 includes additional capabilities that allow users to manage unstructured information such as text, spatial, video, messaging, multi-dimensional data as well as object-relational information. Oracle8 is based on an advanced scalable architecture and operates on a wide range of hardware and operating systems. Key new features include object-relational technology, data partitioning, server-managed back-up and recovery, advanced queuing, heterogeneous services, index-only tables and binary large objects.

Beginning with the delivery of Oracle8 in June 1997, Oracle has offered object-oriented technology in its server technology. Object-oriented technology allows companies to more closely model their systems to an enterprise's business. In an object-oriented development environment, developers can define objects (data structures) and methods (operations) that correspond directly to a business application. To support these features, Oracle8 includes many new object-relational features such as custom object types, methods and object views.

With the introduction of internet computing, the Company introduced Oracle Web Application Server. Oracle Web Application Server is an open-software platform for developing, deploying and managing distributed software application programs. Based on CORBA, the Oracle Web Application Server allows distributed transaction processing with large numbers of users and data while improving performance and lowering incremental deployment and maintainence costs. The current version 3.0 can support Web Servers for Netscape and Microsoft.

Oracle Express Server, acquired in 1995 as part of Information Resources, Inc.'s Express family of products, is an advanced calculation engine and data cache for data warehousing and On-line Analytical Processing

("OLAP") and a key component of Oracle's server technologies family. Oracle Express Server integrates cross- departmental data, enabling managers to view their business from a common information base using a multi-dimensional model. It provides users with the ability to integrate data from disparate systems, including relational, legacy or external systems. This integration enables new applications, such as fact-based selling, activity-based costing and product profitability analysis to transcend the boundaries of a single department.

Another component of the Server Technologies product family is the Oracle Open Gateway products (Oracle Transparent Gateway(R) and Oracle Procedural Gateway(R)). These products allow non-Oracle DBMSs to be integrated into a distributed database environment. Users can employ the SQL language to access data stored in other relational DBMSs, such as IBM's DB2 and older hierarchical DBMSs or file systems.

 Key Features

The Oracle8 relational DBMS supports a client server architecture between application programs and database servers, as well as a network computing architecture among client devices, application servers and database servers. Additionally, Oracle8 permits transparent data sharing across a communications network so that application programs and users can access data without knowing or specifying the location of the data within the network. The Oracle8 object-relational DBMS provides features to support the operational requirements of OLTP decision support and data warehouse environments for high systems availability and performance. The Oracle relational DBMS provides optional parallel server technology that further extends scalability and availability by allowing multiple, loosely coupled or clustered machines to access cooperatively a logical database spread across multiple disks. Furthermore, the Oracle8 DBMS provides optional parallel query capabilities that enable quick searching of large amounts of data for large-scale decision support and data warehouse applications. The Oracle8 relational DBMS also contains replication features that automatically copy data among multiple locations, providing systems architects and application developers with additional flexibility for managing data distribution and access throughout an enterprise.

The Company's database technology has supported the management of multimedia data, such as text, audio and video, since the introduction of Oracle 7.3. With the release of Oracle8, object-relational capabilities of the Company's database technology have been extended to support high-speed transactions, powerful decision-support and leading edge network computing applications.

Among the key features of the Oracle Express Server are functions that analyze, forecast, model and ask what-if questions of the data. The server has built-in functions for mathematical, financial, statistical, logical and string manipulation. Express Server can store and manage multidimensional arrays of data or provide direct analysis of relational data with a sophisticated multidimensional caching scheme. Other key features include the ability to structure data in ways users understand, portability to leading server platforms and operating systems such as Microsoft, IBM, Digital and Hewlett-Packard, scalability from personal computer to mainframe, simultaneous accessibility to several multidimensional databases, accessibility through published Application Programming Interfaces ("APIs") which include Dynamic Link Library ("DLL"), Visual Basic custom control and Dynamic Data Exchange ("DDE"), and the ability to combine relational and multidimensional data through APIs which include a SQL interface to any database that complies with the Open Database Connectivity ("ODBC") standard, native SQL support for Oracle, Sybase, Ingres, Teradata, DB2 and SQLServer (both Sybase and Microsoft).

Applications developed with the Oracle relational DBMS are scalable from the desktop to massively parallel computers and are portable to a wide variety of hardware and operating system environments with little or no change to the underlying structure.

APPLICATION DEVELOPMENT AND BUSINESS INTELLIGENCE TOOLS

 Products

The Company provides application development tools supporting different approaches to development. For a model-based approach to development, Oracle offers two products: Oracle Designer and Oracle Developer.

Oracle Designer allows business processes to be visually modeled and enterprise database applications to be generated. Oracle Developer is a 4GL development tool for building database applications that can be deployed, unchanged, in both client/server and Web environments. For Java programmers, Oracle offers Oracle JDeveloper which provides a complete environment for writing, debugging and deploying Java across the enterprise.

The Company also offers a suite of Business Intelligence tools, Oracle Reports, Oracle Discoverer and Oracle Express, which provide reporting, ad-hoc query and analysis capabilities to a wide range of users accessing data warehouses and data marts.

 Key Features

Model-based development in Oracle Designer allows developers to visually model their business processes. This facilitates communication between business users, who understand the problem, and developers, who are implementing a solution to the problem. With Oracle Designer, business users and programmers can agree on requirements before implementation begins. A database application consists of two pieces-the application, which the user interacts with, and the physical storage in the database. Oracle Designer allows developers to model both of these visually. Also, Oracle Designer can automatically convert existing applications back into models.

Oracle JDeveloper allows developers to create Java user interfaces using JavaBeans and allows the creation of Enterprise JavaBeans for deployment on the Oracle Application Server and (in the future) Oracle Database Server.

Oracle Discoverer features integration with Oracle Reports and Oracle Express, and uniquely offers end user query prediction, connectivity to any data source through ODBC, connectivity to any meta-data source through an End User Layer
(EUL) Gateway and support for MAPI.

BUSINESS APPLICATIONS

 Products

Oracle's Business Applications consist of over 45 integrated software modules for financial management, supply chain management, manufacturing, project systems, human resources and front office applications. These applications combine business functionality with innovative technologies, such as workflow and data warehousing, to build enterprise-wide solutions. Oracle currently provides or is in the process of developing industry solutions for the Consumer Packaged Goods, Energy, Telecommunications, Government/Higher Education, Industrial, Financial Services and other industries.

In fiscal 1997, Oracle acquired Datalogix International, Inc. ("Datalogix"), a provider of client server solutions for process manufacturing applications primarily to enhance the Company's technology offering in the Consumer Packaged Goods industry.

In fiscal 1998, Oracle acquired Treasury Services Corporation ("TSC"), primarily to enhance the Company's technology offering in the Financial Services industry.

Oracle also provides a family of applications that have been specifically designed for occasional users-Oracle Self-Service Applications. These applications enable customers to lower the cost of their business operations by providing their customers, suppliers and employees self-service access to both transaction processing and selected business information using open, internet standards.

In fiscal 1998, the Company also began delivering Web-deployed applications that have a "thin-client" technology based on the Oracle Network Computing Architecture and have the potential to reduce the costs of deployment and maintenance associated with traditional client server applications.

To work in conjunction with Oracle data warehousing server products, the Oracle Data Warehousing Applications provide businesses different enterprise-wide views of information required for informed decision making. Primary products include Oracle Financial Analyzer and Oracle Sales Analyzer.

 Key Features

Oracle provides an integrated set of applications, tools and database technologies. This enables the Company to build application enhancements within each technology layer for improved scalability and performance. Oracle's flexible and open applications architecture enables customers to tailor the applications with minimal programming and integrate Oracle Applications with third party and legacy systems. Releases 10.7 and 11.0 of Oracle Applications are fully compliant with year 2000 requirements.

With Web-deployed Oracle Applications, customers can reduce administrative and installation costs associated with traditional two-tier architectures by running Oracle Applications on any Java-enabled Web browser.

In conjunction with Oracle Applications Release 11.0, Oracle's Business Intelligence System offers integrated reporting, decision support, and corrective action system targeted to managers, business analysts and executives. Using ad hoc reporting and focused analytical applications, managers and analysts can discover business trends and enhance business decision making to capitalize on the desired outcome.

CONSULTING, EDUCATION AND SUPPORT SERVICES

In most of its sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting and education revenues represented approximately 30%, 26% and 24% of total revenues in fiscal 1998, 1997 and 1996, respectively.

The Company offers a wide range of support services that include on-site, telephone or internet access to support personnel as well as software updates. Telephone support is provided by local offices as well as Oracle's five global support centers around the world. The prices of the Company's support services are generally based on the level of support services provided and the number of users authorized to access the Company's software products. Support revenues represented approximately 25%, 23% and 21% of total revenues in fiscal 1998, 1997 and 1996, respectively.

The Company believes that its broad-based service offerings and its current and planned product offerings facilitate the transfer of technology to customers and stimulate demand for the Company's products.

MARKETING AND SALES

 Direct and Indirect Sales Organization

In the United States, the Company markets its products and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 1998, were located in approximately 80 metropolitan areas within the United States.

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

As of May 31, 1998, in the United States, the Company employed 12,819 sales, service and marketing employees, while the international sales, service and marketing groups consisted of 15,591 employees.

 Additional Customer Information

Revenues from international customers (including end users and resellers) amounted to approximately 50%, 53% and 57% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. See Note 8 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

COMPETITION

The computer software industry is intensely competitive and rapidly evolving. The Company competes in various markets. Prospective customers often perform a detailed technical evaluation of competitive products as a part of the DBMS, software development tools and applications software selection process. Technical support is therefore a critical element in the Company's sales and delivery process. Consequently, sales representatives typically are teamed with technical sales consultants who can answer technical questions, help customers run benchmarks against competitive products and develop prototype databases and Oracle-based applications.

The principal independent software competitors in the DBMS marketplace include Computer Associates International, Inc., Informix Corporation, Microsoft Corporation, Progress Software Corporation, Software AG and Sybase Inc. In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors, including Microsoft Corporation. In addition, hardware systems vendors sell or license database software with which the Company competes, including International Business Machines Corporation. In the application development and business intelligence tools market, the Company competes primarily with Visual Basic, a product owned by Microsoft Corporation, PowerBuilder, a product owned by Sybase, Inc., and Forte Software, Inc. The Company also competes in the business applications software market. Competitors include The Baan Company, J.D. Edwards, Peoplesoft, Inc. and SAP Aktiengeschellschaft in the financial, manufacturing and human resources applications markets. In the data warehousing market, the Company's OLAP products compete with those of Arbor Software Corporation, Business Objects, S. A., Cognos, Inc., Hyperion Solutions and Red Brick Systems, Inc. The Company also competes with systems integrators and consulting organizations in the services marketplace.

In the enterprise market, the Company believes that the most important considerations for end user software customers are performance, functionality, product reliability, ease of use, quality of technical support and total cost of ownership, including initial price and deployment costs as well as ongoing maintenance costs. In the workgroup market, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes effectively in each of these markets, although the competition is intense in each market.

PRODUCT AND SERVICES REVENUES

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

In general, the Company prices its support services based on the level of support services provided and the number of users authorized to access the Company's software products. Most customers purchase support initially and renew their support agreements annually. Support usually consists of two parts: (1) technical support, including telephone consultation on the use of the products and problem resolution; and (2) system updates for software products and end user documentation. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period.

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

The Company has registered "ORACLE" as a trademark in the United States and in over 110 foreign countries and has additional registrations pending. The Company also has registered over 55 other trademarks in the United States for other product names and also has registration applications pending for products and services names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a nontransferable perpetual license that restricts the use of the products to the customer's operations based on some factor used to approximate the customer's usage of the products, such as the number of computers or the number of users. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's products are generally licensed pursuant to signed license agreements, or may be licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined in all jurisdictions. The Company also distributes certain of its workgroup products through the internet pursuant to on-line licenses that are acknowledged by the licensee. The enforceability of such licenses has not yet been determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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

EMPLOYEES

As of May 31, 1998, the Company employed 36,802 full-time persons, including 27,523 in sales and services, 887 in marketing, 4,826 in research and development and 3,566 in general and administrative positions. Of such employees, 18,339 were located in the United States and 18,463 were employed in approximately 60 other countries outside the United States.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's headquarters facilities consist of approximately 2,200,000 square feet of office facilities in Redwood City, California, of which 1,700,000 square feet is located in seven buildings. The Company owns two of the buildings, and as discussed in Footnote 2 of Notes to the Consolidated Financial Statements, has recorded an additional four buildings as capital leases and has an option to acquire the remaining building. The Company also owns the land under each of these seven buildings.

In addition, the Company has purchased land in New Hampshire, the United Kingdom, India and Australia and constructed facilities of 72,000 square feet in New Hampshire and 300,000 square feet for its United Kingdom headquarters. Construction of an additional 100,000 square feet is underway in the United Kingdom. In fiscal 1999, construction will start for 75,000 square feet in India and 120,000 square feet in Australia.

The Company has entered into a collateralized lease agreement with options to purchase land and future or existing facilities near Rocklin, California and in Virginia and Colorado. The Company leases a 100,000 square foot building in Rocklin, California and facilities are under construction in Virginia and Colorado for 200,000 square feet and 180,000 square feet, respectively.

Additional land is available at all of the aforementioned sites for future expansion.

The Company also leases office space in the United States and various other countries under operating leases.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS

The material set forth in Footnote 9 of Item 14(a)(1) of this Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

             NAME                                 OFFICE(S)
             ----                                 ---------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board
   Raymond J. Lane......... President, Chief Operating Officer and Director
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer
                            and Director
   Barry Ariko............. Executive Vice President, Americas
   Gary Bloom.............. Executive Vice President, System Products
   David J. Roux........... Executive Vice President, Corporate Development
   Robert W. Shaw.......... Executive Vice President, Worldwide Consulting
                            Services and Vertical Markets
   Daniel Cooperman........ Senior Vice President, General Counsel and Secretary
   Thomas A. Williams...... Vice President and Corporate Controller

Mr. Ellison, 53, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is co-chairman of California's Council on Information Technology. He is also a director of SuperGen, Inc., a pharmaceutical company, as well as Apple Computer, Inc., a computer company.

Mr. Lane, 51, has been President and Chief Operating Officer of the Company since July 1996. Mr. Lane served as Executive Vice President of the Company and President of Worldwide Operations from October 1993 to June 1996, and has been a Director since June 1995. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane served as Senior Vice President and Managing Partner of the Worldwide Information Technology Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton Executive Committee and its Board of Directors from April 1987 to May 1992. Mr. Lane is also a member of the Board of Trustees of Carnegie Mellon University.

Mr. Henley, 53, has been Executive Vice President and Chief Financial Officer of the Company since March 1991, and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991.

Mr. Ariko, 52, has been the Executive Vice President for the Americas since February 1998, and served as Senior Vice President for the Americas from April 1994 to February 1998. Prior to joining Oracle, Mr. Ariko was Vice President and Managing Director of the Americas Division of Tandem Computers Incorporated. He joined Tandem in 1980, and was named Director of Headquarters Marketing in 1982, and Vice President of U.S. Sales Operations in 1988. Before Tandem, Mr. Ariko spent 13 years in management and sales positions in the computer and defense electronics industries.

Mr. Bloom, 37, has been the Executive Vice President of the System Products Division since May 1997 and has held various positions, including Senior Vice President of the Worldwide Alliances and Technologies Division from May 1997 to October 1997, Senior Vice President of the Product and Platform Technologies Division from May 1996 to May 1997 and Vice President of the Mainframe and Integration Technology Division and Vice President of the Massively Parallel Computing Division from May 1992 to May 1996. Prior to joining Oracle, Mr. Bloom worked at IBM Corporation and at Chevron Corporation where he held various technical positions in their mainframe system areas.

Mr. Roux, 41, has been Executive Vice President of Corporate Development since March 1996, and Senior Vice President of Corporate Development of the Company since September 1994. Since February 1998, he also has served as the Chief Executive Officer and President of Network Computer, Inc., a subsidiary of the Company. Before joining Oracle, Mr. Roux served as Senior Vice President, Marketing and Business Development at Central Point Software from April 1992 to July 1994. From October 1991 to April 1992, he served as Senior Vice President of the Portable Computing Group at Lotus Development Corporation and from June 1989 to October 1991, he served as Vice President of Business Development at Lotus Development Corporation.

Mr. Shaw, 50, has been Executive Vice President of Worldwide Consulting Services and Vertical Markets since February 1997, and Senior Vice President of Worldwide Applications and Services of the Company from August 1995 to January 1997. From June 1992 to July 1995, Mr. Shaw served as Senior Vice President of Global Services of the Company. Prior to joining Oracle, Mr. Shaw served as a Vice President of the West Coast Information Systems group of Booz-Allen & Hamilton from June 1989 to June 1992.

Mr. Cooperman, 47, has been Senior Vice President, General Counsel and Secretary of the Company since February 1997. Prior to joining Oracle, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977, and had served there as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm's Business & Transactions Group, and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose Office.

Mr. Williams, 46, has been a Vice President of the Company since October 1990 and Corporate Controller since May 1989. Prior to joining Oracle, Mr. Williams held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm, including Partner from September 1987 to May 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 14,368 stockholders of record as of May 31, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                  LOW SALE PRICE HIGH SALE PRICE
                                                  -------------- ---------------
     Fiscal 1998:
       Fourth Quarter............................     $23.44         $31.88
       Third Quarter.............................      17.75          32.50
       Second Quarter............................      28.75          40.06
       First Quarter.............................      30.67          42.13
     Fiscal 1997:
       Fourth Quarter............................     $22.42         $32.09
       Third Quarter.............................      24.67          34.00
       Second Quarter............................      23.00          33.42
       First Quarter.............................      21.33          28.09

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

On July 14, 1997, the Company announced a three-for-two stock split in the form of a common stock dividend distributed on August 15, 1997 to stockholders of record as of August 1, 1997. All share data and numbers of common shares contained in this Form 10-K have been retroactively adjusted to reflect the stock split.

ITEM 6. SELECTED FINANCIAL DATA

                                              YEAR ENDED MAY 31,
                            ------------------------------------------------------
                               1998       1997       1996       1995       1994
                            ---------- ---------- ---------- ---------- ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues................ $7,143,866 $5,684,336 $4,223,300 $2,966,878 $2,001,147
   Operating income........  1,244,200  1,262,985    904,891    649,721    419,953
   Net income..............    813,695    821,457    603,279    441,518    283,720
   Earnings per share--
    Basic..................       0.83       0.83       0.62       0.46       0.29
   Earnings per share--
    Diluted................       0.81       0.81       0.60       0.44       0.28
   Total assets............  5,819,011  4,624,315  3,357,243  2,424,517  1,594,984
   Short-term debt.........      2,924      3,361      5,623      9,599      6,898
   Long-term debt..........    304,337    300,836        897     81,721     82,845
   Stockholders' equity....  2,957,558  2,369,712  1,870,449  1,211,358    740,553

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenue growth rate was 26%, 35% and 42% in fiscal 1998, 1997 and 1996, respectively. The lower overall revenue growth rates in fiscal 1998 and 1997 were primarily due to lower license revenue growth rates than those experienced in the prior year. Sales and marketing expenses continued to represent the largest category of operating expenses, constituting 33%, 35%, and 37% of revenues in fiscal 1998, 1997 and 1996, respectively, while cost of services as a percentage of total revenues increased to 32% in fiscal 1998 from 27% in fiscal 1997 and 26% in fiscal year 1996. The change in the sales and marketing and cost of services percentages were primarily the result of the change in the mix of license versus services revenues during the three year period. The Company's investment in research and development increased to 11% of revenues in fiscal year 1998 from 10% of revenues in fiscal years 1997 and 1996, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues decreased to 5% in both fiscal 1998 and 1997 from 6% in fiscal 1996. Overall, operating income as a percentage of revenues was 17% (20% prior to the charges for acquired in process research and development), 22% (23% prior to the charges for acquired in-process research and development), and 21% (23% prior to the charges for acquired in-process research and development), in fiscal 1998, 1997 and 1996, respectively.

Domestic revenues increased 34% in fiscal 1998 and 47% in fiscal 1997, while international revenues increased 18% and 25% in fiscal 1998 and 1997, respectively. International revenues were unfavorably affected in both fiscal 1998 and 1997 when compared to the corresponding prior year periods as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 28% and 31% in fiscal 1998 and 1997, respectively. Revenues from international customers were approximately 50%, 53% and 57% of revenues in fiscal 1998, 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

Quarterly revenues reflect distinct seasonality. See "Quarterly Results of Operations" below.

REVENUES:

                            FISCAL YEAR 1998 CHANGE FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Licenses and Other......    $3,193,490     10%      $2,896,696     26%      $2,296,572
   Percentage of revenues..         44.7%                   51.0%                   54.4%
   Services................    $3,950,376     42%      $2,787,640     45%      $1,926,728
   Percentage of revenues..         55.3%                   49.0%                   45.6%
     Total Revenues........    $7,143,866     26%      $5,684,336     35%      $4,223,300

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, and other miscellaneous revenues, which constituted 3% of total license and other revenues in fiscal 1998, 1997 and 1996, respectively. License and other revenue growth rates were 10% and 26% in fiscal 1998 and 1997, respectively. System software license growth rates were 7% and 20% and application software license revenue growth rates were 18% and 62% in fiscal 1998 and 1997, respectively. The lower license and other revenues growth rate experienced in fiscal 1998 was due to lower revenue growth in Asia Pacific as a result of the weakened economies in that region, the strengthening of the U.S. dollar against certain major international currencies, slower system software market growth and a significant reorganization of the sales force which the Company believes adversely affected both the system software and applications license revenue growth rates.

During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its relational DBMS operates, and as additional software products have been acquired or introduced. License revenues for software used on computers utilizing the UNIX operating system decreased to 64% of license revenues in fiscal year 1998 from 70% in both fiscal 1997 and 1996. License revenues for use on Windows platforms increased from 16% in fiscal 1996 to 21% in fiscal 1997 and 30% in fiscal 1998. License revenues from software for use on computers utilizing proprietary and other desktop platforms were 14%, 9% and 6% in fiscal 1996, 1997 and 1998, respectively.

SERVICES REVENUES. Support, consulting and education services revenues each increased in fiscal 1998 and 1997 over the corresponding prior year levels. The Company's support revenues continued to constitute the largest portion of services revenues, and grew 36% and 46% in fiscal 1998 and 1997, respectively. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing higher support service offerings. Consulting and education services grew 47% and 44% in fiscal 1998 and 1997 as the Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products.

OPERATING EXPENSES:

                             FISCAL YEAR 1998 CHANGE FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996
   (DOLLARS IN THOUSANDS)    ---------------- ------ ---------------- ------ ----------------
   Sales and Marketing.....     $2,371,306     20%      $1,970,394      27%     $1,549,231
   Percentage of revenues..          33.2%                   34.7%                   36.7%
   Cost of Services........     $2,273,607     47%      $1,550,466      41%     $1,096,013
   Percentage of revenues..          31.8%                   27.3%                   26.0%
   Research and Development
    (1)....................     $  719,143     29%      $  555,476      43%     $  389,093
   Percentage of revenues..          10.1%                    9.8%                    9.2%
   General and
    Administrative.........     $  368,556     20%      $  308,215      32%     $  233,141
   Percentage of revenues..           5.2%                    5.4%                    5.5%
   Acquired In-Process
    Research and
    Development............     $  167,054      *       $   36,800     (28%)    $   50,931
   Percentage of revenues..           2.3%                    0.6%                    1.2%

--------
 * Not meaningful
(1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.5% of total revenues during fiscal 1998 and 1997 and 1.1% during fiscal 1996.

International expenses were favorably affected in both fiscal 1998 and 1997 when compared to the corresponding prior year periods due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was unfavorable, since the negative effect on revenues was greater than the positive effect on expenses.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels in order to increase market share. As a percentage of licenses and other revenues, sales and marketing expenses increased from 67% in fiscal 1996 to 68% in fiscal 1997 and 74% in fiscal 1998 as a result of lower than anticipated license revenues. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services increased to 58% in fiscal 1998 from 56% in fiscal 1997. Increases in cost of services as a percentage of service revenues were due primarily to an increase in consulting and education services as a percentage of total services revenue. Consulting and education services typically have lower margins than support.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 11% of total revenues in fiscal 1998 and 10% in fiscal 1997 and 1996, respectively, without the capitalization of software development costs in accordance with SFAS No. 86. Before considering the impact of software capitalization, research and development expenses increased 30% and 34% in fiscal 1998 and 1997, respectively. The fiscal 1998 increase was due in part to increases associated with research and development staff hired in connection with the acquisitions of TSC, as well as the merger of Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"). The fiscal 1997 increase was due in part to increases in research and development staff hired in connection with the acquisitions of Datalogix and the on-line analytical processing business of Information Resources, Inc. The Company capitalized $38,079,000, $28,064,000 and $48,031,000 of computer software development costs in fiscal 1998, 1997 and 1996, respectively, which represented, 5% of total expenditures for research and development in fiscal 1998 and 1997 and 11% in fiscal 1996. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $38,035,000, $28,156,000 and $48,815,000 in fiscal 1998, 1997 and 1996, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in both fiscal 1998 and 1997 when compared to their corresponding prior year periods, due primarily to higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded special charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 related to the acquisition of TSC and the merger of NCI and Navio, respectively, $36,800,000 in the third quarter of fiscal 1997 related to the acquisition of Datalogix and $50,931,000 in the first quarter of fiscal 1996 related to the acquisition of the on-line analytical processing business of Information Resources, Inc., respectively, to expense in-process research and development costs. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE):

                            FISCAL YEAR 1998 CHANGE FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Other Income (Expense)..     $83,619         *       $20,542       41%       $14,619
   Percentage of revenues..        1.2%                    0.4%                    0.3%

  * Not Meaningful

Other income and expense for fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for fiscal 1998 was $57,893,000. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. Additionally, the Company also realized a gain of approximately $4,300,000 during fiscal 1998 related to the sale of certain securities and a gain of $3,100,000 during fiscal 1996 related to the sale of a portion of its investment in Datalogix.

PROVISION FOR INCOME TAXES:

                            FISCAL YEAR 1998 CHANGE FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Provision for Income
    Taxes..................     $514,124      11%       $462,070      46%       $316,231
   Percentage of revenues..         7.2%                    8.1%                    7.5%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. See Note 7 of Notes to Consolidated Financial Statements. The effective tax rate was 35% in fiscal 1998 (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of a credit of $25,726,000 for minority interest), 36% in fiscal 1997 and 34% in fiscal 1996.

NET INCOME AND EARNINGS PER SHARE:

                            FISCAL YEAR 1998 CHANGE FISCAL YEAR 1997 CHANGE FISCAL YEAR 1996
   (DOLLARS IN THOUSANDS)   ---------------- ------ ---------------- ------ ----------------
   Net Income..............     $813,695      (1%)      $821,457      36%       $603,279
   Percentage of revenues..        11.4%                   14.5%                   14.3%
   Earnings Per Share--
    Basic..................     $   0.83       --       $   0.83      36%       $   0.62
   Earnings Per Share--
    Diluted................     $   0.81       --       $   0.81      35%       $   0.60

QUARTERLY RESULTS OF OPERATIONS

The Company believes that fourth quarter revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 1999. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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

                                            FISCAL 1998 QUARTER ENDED
                                  ---------------------------------------------
                                  AUGUST 31  NOVEMBER 30 FEBRUARY 28   MAY 31
                                  ---------- ----------- ----------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues...................... $1,368,829 $1,613,727  $1,748,757  $2,412,553
   Operating income.............. $   48,976 $  272,006  $  318,273  $  604,944
   Net income.................... $    8,471 $  187,324  $  215,077  $  402,822
   Earnings per share--basic..... $     0.01 $     0.19  $     0.22  $     0.41
   Earnings per share--diluted
    (1).......................... $     0.01 $     0.19  $     0.22  $     0.41
   Shares outstanding--basic.....    979,285    982,491     974,947     973,674
   Shares outstanding--diluted...  1,006,266  1,008,558     991,641     992,436

                                            FISCAL 1997 QUARTER ENDED
                                  ---------------------------------------------
                                  AUGUST 31  NOVEMBER 30 FEBRUARY 28   MAY 31
                                  ---------- ----------- ----------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues...................... $1,052,320 $1,311,373  $1,372,612  $1,948,031
   Operating income.............. $  168,875 $  274,188  $  260,127  $  559,795
   Net income.................... $  112,771 $  179,496  $  169,253  $  359,937
   Earnings per share--basic..... $     0.11 $     0.18  $     0.17  $     0.37
   Earnings per share--diluted
    (1).......................... $     0.11 $     0.18  $     0.17  $     0.36
   Shares outstanding--basic.....    984,822    986,695     985,155     980,116
   Shares outstanding--diluted...  1,010,715  1,013,924   1,009,779   1,002,762

--------
(1) Earnings per share before the effect of the charge for acquired in-process research and development were $0.15 and $0.19 per share in the first quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                                            FISCAL YEAR ENDED MAY 31,
                                   ---------------------------------------------
                                      1998    CHANGE    1997    CHANGE    1996
                                   ---------- ------ ---------- ------  --------
                                                  (IN THOUSANDS)
   Working capital................ $1,838,885   36%  $1,348,957   63%   $829,501
   Cash and cash investments......  2,105,710   58%   1,329,527   51%    882,871
   Cash provided by operating
    activities....................  1,614,579   57%   1,030,504   16%    889,157
   Cash used for investing
    activities....................    922,521   19%     777,381   41%    551,488
   Cash used for financing
    activities....................    282,846  395%      57,122  (35%)    88,291

Working capital increased in both fiscal 1998 and 1997 over the corresponding prior year periods, due primarily to increased cash flow from operations as well as proceeds from the issuance of Senior Notes in fiscal 1997 (see below), offset in part by acquisitions and stock repurchases, which resulted in higher cash levels.

The Company generated higher positive cash flows from operations in both fiscal 1998 and 1997, due primarily to improved profitability, before the charges for acquired in-process research and development, and strong cash collections.

Cash used for investing activities increased in both fiscal 1998 and 1997 as compared to the corresponding prior year periods due primarily to changes in the levels of cash investments. In each period, the Company made significant investments in capital expenditures. In addition, the Company acquired TSC for approximately $110,000,000 in cash in the first quarter of fiscal 1998, Datalogix for approximately $82,000,000 in cash in the third quarter of fiscal 1997 ($58,000,000 net of cash assumed) and the on-line analytical processing business of Information Resources, Inc. for approximately $100,000,000 in cash in the first quarter of fiscal 1996. The Company expects to continue to invest in capital and other assets to support its growth.

The Company's Board of Directors has approved the repurchase of up to 106,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 18,446,106 shares of the Company's Common Stock for approximately $489,823,000 in fiscal 1998, 19,211,250 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997, 6,717,201 shares of the Company's Common Stock for approximately $113,087,000 in fiscal 1996 and 26,458,313 shares of the Company's Common Stock for approximately $200,646,000 prior to fiscal 1996. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During fiscal 1994 and 1995, the Company sold 8,628,750 put warrants. On March 24, 1995, 5,253,750 of these put warrants were canceled at minimal cost and the remaining warrants expired without being exercised. Additionally, the Company purchased 5,393,250 call options in fiscal 1994 and 1995. On July 6, 1995, the Company sold 3,283,875 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 2,109,375 call options were exercised in October 1995 at $14.05 per share for a total of $29,648,000 and were included in stock repurchases for fiscal 1996.

During fiscal 1997, the Company sold 9,000,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $51.33 and $51.70. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to equity.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

During fiscal 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of May 31, 1998, the Company has a maximum potential obligation under the put warrants to buy back 17,901,000 shares of its Common Stock for prices ranging from $15.86 to $22.77 per share for an aggregate price of approximately $343,000,000. The put warrants will expire from January 1999 through August 1999. The Company purchased call options for 8,950,500 shares of its Common Stock at prices ranging from $18.09 to $26.09 per share for an aggregate price of approximately $212,000,000. The call options will expire from January 1999 through August 1999.

At May 31, 1998, the Company also had other outstanding debt of approximately $7,261,000, primarily in the form of other notes payable and capital leases.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs at least through May 31, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

REVENUE GROWTH AND ECONOMIC CONDITIONS. The strength and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy, as the Company recently experienced in the Asia Pacific region, may result in decreased revenues or decelerating growth rates.

The Company experienced a deceleration in database and applications license revenue growth rates in fiscal 1998 from previous years; there can be no assurances that such growth rates will increase or be sustainable in the near term or that the Company's license revenue growth rates will return to previous levels.

In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in its applications business where the Company experienced lower revenue growth in fiscal 1998 than the overall applications market. There can be no assurances that the Company will be able to effectively address the challenges it faces in promoting future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which supersedes SOP No. 91-1. SOP No. 97-2 is effective for the Company's fiscal year beginning June 1, 1998 and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's current interpretation of the requirements of SOP No. 97-2, application of this statement is not anticipated to materially impact the Company's revenue. However, the accounting profession is currently reviewing certain provisions of

SOP 97-2 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of this review and the issuance of implementation guidelines and potential interpretations, the Company may be required to change its revenue recognition polices and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools or decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of the Company's competitors of a product could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

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

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company experienced a large decline in revenue growth rates in Asia Pacific during fiscal 1998 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. The Company also has experienced relatively slower growth rates in countries within its Europe Middle East Africa (EMEA) division during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information and senior management changes in several major countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in fiscal 1998, particularly in Asia Pacific and EMEA, and will continue to do so in fiscal 1999 if the U.S. dollar continues to strengthen relative to local currencies.

Foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements between the Company and selling distributors and subsidiaries. These gains and losses are charged against earnings in the period incurred. The Company has reduced its transaction and translation gains and losses associated with converting foreign currencies into U.S. dollars by using forward foreign exchange contracts to hedge transaction and translation exposures in major currencies. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. None of the Company's employees is subject to a long-term employment or a non-competition agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

SALES FORCE RESTRUCTURING AND VERTICAL MARKETS. The Company historically has relied heavily on its direct sales force. In fiscal 1998, the Company restructured its sales force to provide, among other things, specialized expertise within certain vertical markets and certain product areas. Transition issues associated with this restructuring probably contributed to the deceleration in revenue growth rates experienced by the Company in fiscal 1998. Management will continue to address these transition issues in fiscal 1999 by making additional adjustments within the sales organization, though management believes that it has resolved the primary issues relating to the transition. There can be no assurances that transition issues associated with the restructuring will not recur or that revenue growth rates will not be adversely affected in future quarters.

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

The Company has designed and tested the most current versions of its products to be year 2000 compliant. Some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

With respect to its internal systems, the Company is taking steps to prepare its systems for the Year 2000 date change. The Company expects to substantially complete these efforts at the end of calendar 1998, with extensive testing to continue through 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

FUTURE ACQUISITIONS. As part of its business strategy, the Company completed the acquisitions of Navio and TSC in fiscal 1998, and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. For example, in order to remain competitive in the European markets for applications products, the Company will be required to continue to enhance certain of its applications products to meet reporting requirements as defined by the European Monetary Unit (EMU). The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, which tend to be initiated by customers at the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets and (vi) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

RELATIVE PRODUCT PROFITABILITY. Certain of the Company's revenues are derived from products which, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to certain of its other products. To the extent that revenues generated from such products become a greater percentage of the Company's total revenues, the Company's operating margins may be adversely affected, unless the expenses associated with such products decline as a percentage of revenues.

LONG-TERM INVESTMENT CYCLE. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ending May 31, 1999 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including application servers, internet/electronic commerce, interactive media and network computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of network computing and, in particular, the Company's current network computer software products is difficult to predict because network computing represents a method of computing that is new to the entire computer industry. The successful introduction of network computing to the market will depend in large measure on (i) the commitment by hardware and software vendors to manufacture, promote and distribute network computers,
(ii) the lower cost of ownership relative to personal computers, and (iii) the ease of use and administration relative to personal computers. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept network computing or that network computing will generate significant revenues to the Company. See "New Products."

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

POSSIBILITY OF INFRINGEMENT CLAIMS. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. In addition, the Company has classified all its marketable debt securities and long term debt investments as "held to maturity" which does not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates. Information about the Company's investment portfolio is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.

FOREIGN CURRENCY RISK. The Company has entered into forward foreign exchange contracts primarily to hedge amounts due from and the net assets of selected subsidiaries denominated in foreign currencies (mainly in EMEA and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. The Company operates in certain countries in Latin America, Eastern Europe and Asia Pacific where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. Information about the Company's foreign currency forward exchange contracts is set forth in Footnote 1 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-
K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 19, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 19, 1998. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 19, 1998 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 19, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants.............................   28
     Consolidated Financial Statements:
       Balance Sheets as of May 31, 1998 and 1997.........................   29
       Statements of Operations for the years ended May 31, 1998, 1997 and
        1996..............................................................   30
       Statements of Stockholders' Equity for the years ended May 31,
        1998, 1997 and 1996...............................................   31
       Statements of Cash Flows for the years ended May 31, 1998, 1997 and
        1996..............................................................   32
       Notes to Consolidated Financial Statements.........................   33

(A) 2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as a part of this report:

                                                                            PAGE
                                                                            ----
     II  Valuation and Qualifying Accounts................................   52

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

   EXHIBIT
   NUMBER   EXHIBIT TITLE
  3.01(1)   Registrant's Restated Certificate of Incorporation, as amended to
            March 11, 1987.
  3.02(3)   Certificate of Amendment of Certificate of Incorporation, dated
            June 30, 1989.
  3.03(1)   Registrant's Bylaws, as adopted October 30, 1986.
  3.04(6)   Amendment to Registrant's Bylaws, dated January 13, 1989.
  3.05(5)   Amendment to Registrant's Bylaws, dated December 3, 1990.
  3.06(5)   Certificate of Designation specifying the terms of the Series A
            Junior Participating Preferred Stock of Registrant, filed with the
            Secretary of State of Delaware on December 7, 1990.
  3.07(1)   Specimen Certificate of Registrant's Common Stock.
  3.08(11)  Certificate of Amendment of Certificate of Incorporation, dated
            November 4, 1993.
  3.09(11)  Certificate of Amendment of Certificate of Incorporation, dated
            January 13, 1995.
  3.10(18)  Certificate of Amendment of Certificate of Incorporation of the
            Company filed with the Delaware
            Secretary of State on March 13, 1996.
  3.11(14)  Certificate of Amendment of Certificate of Incorporation of the
            Company filed with the Delaware
            Secretary of State on October 29, 1996.
  4.01(13)  Indenture between Oracle Corporation and State Street Bank and
            Trust Company of California,
            N.A., dated February 24, 1997.
  4.02(16)  Warrant Purchase Agreement between Oracle Corporation and Morgan
            Stanley & Co. Incorporated, as agent for Morgan Stanley & Co.
            International Limited, dated May 7, 1997.
  4.03(16)  Warrant Agreement between Oracle Corporation and BankBoston, N.A., dated May 12, 1997.
  4.04(16)  Warrant Certificate, dated May 12, 1997.
  4.05(16)  Warrant Purchase Agreement between Oracle Corporation and Goldman,
            Sachs & Co., dated May 14, 1997.
  4.06(16)  Warrant Agreement between Oracle Corporation and BankBoston, N.A., dated May 19, 1997.
  4.07(16)  Warrant Certificate, dated May 19, 1997.
  4.08(17)* Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 1998.
  4.09(18)  Amended and Restated Preferred Shares Rights Agreement, dated March
            31, 1998.
 10.01(2)*  Registrant's Stock Option Plan (1985), as amended to date, and related documents.
 10.02(4)*  1990 Directors' Stock Option Plan, as adopted July 30, 1990, and related documents.
 10.03(7)*  1990 Executive Officers' Stock Option Plan, as adopted October 15,
            1990, and related documents.
 10.04(8)*  1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.
 10.05(9)*  Oracle Systems Corporation Employee Stock Purchase Plan (1992), as
            adopted August 24, 1992.
 10.06(10)* 1993 Directors' Stock Option Plan, as adopted May 24, 1993.

   EXHIBIT
   NUMBER   EXHIBIT TITLE
 10.07(12)* Amendment to 1993 Directors' Stock Option Plan, as adopted May 31,
            1994.
 10.08(13)* Restatement of Employment Agreement with David Roux as of August
            31, 1996.
 10.09(16)  Amendment No 1 to 1991 Long-Term Equity Incentive Plan, dated
            December 9, 1996.
 10.10      Amendment to the 1991 Long-Term Equity Incentive Plan, dated July
            14, 1997.
 21.01      Subsidiaries of the Registrant.
 23.01      Consent of Arthur Andersen LLP.
 27.01      Financial Data Schedule.

--------
  *  Indicates management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to the Form S-1 Registration Statement filed March 27, 1987, File No. 33-12941.
 (2) Incorporated by reference to the Form S-8 Registration Statement filed February 24, 1986, File No. 33-3536, as amended.
 (3) Incorporated by reference to the Form 10-K filed August 25, 1989.
 (4) Incorporated by reference to the Form 10-K filed on August 27, 1990.
 (5) Incorporated by reference to the Form 8-K filed on December 10, 1990.
 (6) Incorporated by reference to the Form 10-Q filed on January 11, 1991.
 (7) Incorporated by reference to the Form 10-K filed on August 28, 1991.
 (8) Incorporated by reference to the Form S-8 Registration Statement filed December 23, 1991, File No. 33-44702.
 (9) Incorporated by reference to the Form 10-Q filed on January 7, 1993.
(10) Incorporated by reference to the Form 10-K filed on July 22, 1993.
(11) Incorporated by reference to the Form 10-Q filed on January 11, 1994.
(12) Incorporated by reference to the Form 10-K filed on July 27, 1994.
(13) Incorporated by reference to the Form 10-Q filed on October 11, 1996.
(14) Incorporated by reference to the Form 10-Q filed on January 10, 1997.
(15) Incorporated by reference to the Form 10-Q filed on April 10, 1997.
(16) Incorporated by reference to the Form 10-K filed on August 13, 1997.
(17) Incorporated by reference to the Form S-8 filed on December 10, 1997.
(18) Incorporated by reference to the Form 8-A/A filed on March 31, 1998.

(B)REPORTS ON FORM 8-K

   None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

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

                                                            ARTHUR ANDERSEN LLP

San Jose, California
June 16, 1998

                               ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          AS OF MAY 31, 1998 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MAY 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                   ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................  $1,273,681  $  890,162
 Short-term cash investments...........................     645,518     323,028
 Trade receivables, net of allowance for doubtful
  accounts of $195,609 in 1998 and $127,840 in 1997....   1,857,480   1,540,470
 Other receivables.....................................     207,544     168,469
 Prepaid and refundable income taxes...................     260,624     274,366
 Prepaid expenses and other current assets.............      78,203      74,601
                                                         ----------  ----------
  Total current assets.................................   4,323,050   3,271,096
LONG-TERM CASH INVESTMENTS.............................     186,511     116,337
PROPERTY, net..........................................     934,350     868,948
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $37,473 in 1998 and $36,303 in 1997...      99,012      98,981
OTHER ASSETS...........................................     276,088     268,953
                                                         ----------  ----------
  Total assets.........................................  $5,819,011  $4,624,315
                                                         ==========  ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term
  debt.................................................  $    2,924  $    3,361
 Accounts payable......................................     239,698     185,444
 Income taxes..........................................     181,354     203,646
 Accrued compensation and related benefits.............     541,809     394,153
 Customer advances and unearned revenues...............     877,087     602,862
 Value added tax and sales tax payable.................     119,600     121,914
 Other accrued liabilities.............................     521,693     410,759
                                                         ----------  ----------
  Total current liabilities............................   2,484,165   1,922,139
LONG-TERM DEBT.........................................     304,337     300,836
OTHER LONG-TERM LIABILITIES............................      57,095      24,226
DEFERRED INCOME TAXES..................................      15,856       7,402
COMMITMENTS (Note 5)...................................
STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value--authorized,
  1,000,000 shares; outstanding: none..................         --          --
 Common stock, $0.01 par value, and additional paid in
  capital--authorized, 2,000,000,000 shares;
  outstanding: 973,336,512 shares in 1998 and
  977,970,319 shares in 1997...........................     976,275     696,018
 Retained earnings.....................................   2,023,056   1,686,170
 Accumulated foreign currency translation adjustments
  and unrealized gain on equity securities.............     (41,773)    (12,476)
                                                         ----------  ----------
  Total stockholders' equity...........................   2,957,558   2,369,712
                                                         ----------  ----------
  Total liabilities and stockholders' equity...........  $5,819,011  $4,624,315
                                                         ==========  ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED MAY 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
REVENUES
 Licenses and other........................ $3,193,490  $2,896,696  $2,296,572
 Services..................................  3,950,376   2,787,640   1,926,728
                                            ----------  ----------  ----------
  Total revenues...........................  7,143,866   5,684,336   4,223,300
                                            ----------  ----------  ----------
OPERATING EXPENSES
 Sales and marketing.......................  2,371,306   1,970,394   1,549,231
 Cost of services..........................  2,273,607   1,550,466   1,096,013
 Research and development..................    719,143     555,476     389,093
 General and administrative................    368,556     308,215     233,141
 Acquired in-process research and
  development..............................    167,054      36,800      50,931
                                            ----------  ----------  ----------
  Total operating expenses.................  5,899,666   4,421,351   3,318,409
                                            ----------  ----------  ----------
OPERATING INCOME...........................  1,244,200   1,262,985     904,891
                                            ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Interest income...........................     85,986      47,381      30,235
 Interest expense..........................    (16,658)     (6,806)     (6,632)
 Other.....................................     14,291     (20,033)     (8,984)
                                            ----------  ----------  ----------
  Total other income (expense).............     83,619      20,542      14,619
                                            ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...  1,327,819   1,283,527     919,510
 Provision for income taxes................    514,124     462,070     316,231
                                            ----------  ----------  ----------
NET INCOME................................. $  813,695  $  821,457  $  603,279
                                            ==========  ==========  ==========
EARNINGS PER SHARE
 Basic..................................... $     0.83  $     0.83  $     0.62
 Diluted................................... $     0.81  $     0.81  $     0.60
SHARES OUTSTANDING
 Basic.....................................    977,599     984,197     979,557
 Diluted...................................    999,725   1,009,295   1,005,987

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                              COMMON STOCK AND                    ACCUMULATED FOREIGN
                         ADDITIONAL PAID-IN CAPITAL               CURRENCY TRANSLATION
                         ---------------------------                ADJUSTMENTS AND
                           NUMBER OF                   RETAINED    UNREALIZED GAIN ON
                             SHARES        AMOUNT      EARNINGS    EQUITY SECURITIES     TOTAL
                         --------------  -----------  ----------  -------------------- ----------
BALANCES, May 31, 1995..    975,053,448  $   338,986  $  854,138        $ 18,234       $1,211,358
Common stock issued
 under stock option
 plans..................     10,718,087       31,720         --              --            31,720
Common stock issued
 under stock purchase
 plan...................      4,684,519       61,071         --              --            61,071
Reclassification of put
 warrant obligations....            --         1,053      37,385             --            38,438
Proceeds from sale of
 call options...........            --        17,175         --              --            17,175
Repurchase of common
 stock..................     (6,717,201)      (2,676)   (110,411)            --          (113,087)
Effect of common stock
 dividend...............            --         2,188      (2,188)            --               --
Tax benefits from stock
 plans..................            --        26,316         --              --            26,316
Foreign currency
 translation
 adjustments............            --           --          --          (12,147)         (12,147)
Unrealized gain on
 equity securities......            --           --          --            6,326            6,326
Net income..............            --           --      603,279             --           603,279
                         --------------  -----------  ----------        --------       ----------
BALANCES, May 31, 1996..    983,738,853      475,833   1,382,203          12,413        1,870,449
Common stock issued
 under stock option
 plans..................      8,814,265       46,013         --              --            46,013
Common stock issued
 under stock purchase
 plan...................      4,628,451       92,171         --              --            92,171
Sale of warrants to
 purchase stock.........            --        35,898         --              --            35,898
Repurchase of common
 stock..................    (19,211,250)     (10,719)   (517,490)            --          (528,209)
Tax benefits from stock
 plans..................            --        56,822         --              --            56,822
Foreign currency
 translation
 adjustments............            --           --          --          (18,565)         (18,565)
Unrealized gain on
 equity securities......            --           --          --           (6,324)          (6,324)
Net income..............            --           --      821,457             --           821,457
                         --------------  -----------  ----------        --------       ----------
BALANCES, May 31, 1997..    977,970,319      696,018   1,686,170         (12,476)       2,369,712
Common stock issued
 under stock option
 plans..................      8,369,044       72,432         --              --            72,432
Common stock issued
 under stock purchase
 plan...................      5,443,255      131,860         --              --           131,860
Repurchase of common
 stock..................    (18,446,106)     (16,280)   (473,543)            --          (489,823)
Effect of common stock
 dividend...............            --         3,266      (3,266)            --               --
Tax benefits from stock
 plans..................            --        41,629         --              --            41,629
Foreign currency
 translation
 adjustments............            --           --          --          (29,325)         (29,325)
Unrealized gain on
 equity securities......            --           --          --               28               28
Equity adjustments
 related to
 acquisitions...........            --        47,350         --              --            47,350
Net income..............            --           --      813,695             --           813,695
                         --------------  -----------  ----------        --------       ----------
BALANCES, May 31, 1998..    973,336,512  $   976,275  $2,023,056        $(41,773)      $2,957,558
                         ==============  ===========  ==========        ========       ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                   YEAR ENDED MAY 31,
                                             ---------------------------------
                                                1998        1997       1996
                                             ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................. $  813,695  $  821,457  $ 603,279
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization..............    328,563     264,773    219,494
 Write-off of acquired in-process research
  and development...........................    167,054      36,800     50,931
 Provision for doubtful accounts............    106,915      92,635     64,412
 Changes in assets and liabilities, net of
  effects of acquisitions:
  Increase in trade receivables.............   (464,994)   (628,025)  (449,780)
  Decrease (increase) in prepaid and
   refundable income taxes..................     10,370    (102,864)   (20,377)
  Increase in other current assets..........    (52,301)     (8,893)   (37,685)
  Increase in accounts payable..............     58,680      16,807     48,392
  Increase in income taxes..................     12,640      78,050     86,367
  Increase in customer advances and unearned
   revenues.................................    292,323     175,657    127,126
  Increase in other current liabilities.....    285,493     275,534    210,984
  Increase (decrease) in deferred income
   taxes....................................     23,086       6,286    (25,351)
  Increase in other non-current liabilities.     33,055       2,287     11,365
                                             ----------  ----------  ---------
 Net cash provided by operating activities..  1,614,579   1,030,504    889,157
                                             ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of cash investments............. (1,196,066)   (524,313)  (238,960)
  Proceeds from maturities of cash
   investments..............................    803,402     252,077    177,491
  Capital expenditures......................   (328,358)   (390,741)  (308,392)
  Capitalization of computer software
   development costs........................    (38,079)    (28,064)   (48,031)
  Increase in other assets, net of cash
   acquired from acquisitions...............   (163,420)    (86,340)  (133,596)
                                             ----------  ----------  ---------
 Net cash used for investing activities.....   (922,521)   (777,381)  (551,488)
                                             ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes
   payable and long-term debt...............      3,862     298,321    (81,624)
  Payments of capital leases................     (1,177)     (1,316)    (3,546)
  Proceeds from common stock issued.........    204,292     138,184     92,791
  Proceeds from sales of call options.......        --          --      17,175
  Proceeds from sales of warrants...........        --       35,898        --
  Repurchase of common stock................   (489,823)   (528,209)  (113,087)
                                             ----------  ----------  ---------
 Net cash used for financing activities.....   (282,846)    (57,122)   (88,291)
                                             ----------  ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....    (25,693)    (21,581)   (13,794)
                                             ----------  ----------  ---------
 Net increase in cash and cash equivalents..    383,519     174,420    235,584
CASH AND CASH EQUIVALENTS
 Beginning of year..........................    890,162     715,742    480,158
                                             ----------  ----------  ---------
 End of year................................ $1,273,681  $  890,162  $ 715,742
                                             ==========  ==========  =========

See notes to consolidated financial statements.

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle designs, develops, markets and supports computer software products with a wide variety of uses, including database management, application development and business intelligence and business applications. The Company also offers consulting, education and support services in support of its customers' use of its software products.

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

Foreign Currency Translation

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. At May 31, 1998 and 1997, accumulated foreign currency translation losses were $41,803,000 and $12,478,000, respectively.

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments. The primary hedging instruments are forward foreign exchange contracts. At May 31, 1998, the Company had approximately $216,766,000 of forward foreign exchange contracts outstanding as hedges of intercompany accounts of certain of its international subsidiaries. An additional $49,080,000 of forward contracts were outstanding as hedges of net assets of certain of its international subsidiaries. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Net foreign exchange transaction losses and expenses were $8,752,000, $6,645,000 and $4,232,000 in fiscal 1998, 1997, and 1996, respectively, and are included in other income and expense. Net gains on equity hedges were $6,668,000, $7,598,000 and $9,051,000 in fiscal 1998, 1997, and 1996, respectively. These net gains on equity hedges were recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

As of May 31, 1998, the fair value (and carrying amount) of outstanding foreign forward exchange contracts were as follows:

                                                        Contract
                                                         Amount     Fair Value
                                                      ------------ ------------
     Intercompany account hedges..................... $216,766,000 $215,286,000
     Equity hedges................................... $ 49,080,000 $ 48,239,000

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


At May 31, 1998 maturities of the Company's forward foreign exchange and equity hedge contracts were twelve months or less in term.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and for Hedging Activities" which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. SFAS No. 133 will be effective for and adopted by the Company in the first quarter of the fiscal year ending May 31, 2000. The Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the amount of $439,708,000, $533,914,000 and $438,791,000, and interest expense in the amount of $16,653,000, $843,000 and $8,616,000 during the fiscal years ended 1998, 1997 and 1996, respectively. In fiscal 1998, 1997 and 1996, the Company received income tax refunds in the amount of $9,463,000, $13,273,000 and $6,201,000, respectively. The Company purchased equipment under capital leases in the amount of $736,000, $946,000 and $803,000 in fiscal 1998, 1997 and 1996, respectively.

Non-cash transactions in fiscal 1996 included the expiration of $38,438,000 of put warrants which were reclassified from liabilities to stockholders' equity.

Substantially all of the Company's cash and cash equivalents at May 31, 1998 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds and taxable municipal securities with original maturities or puts of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Cash investments at May 31, 1998 primarily consisted of taxable municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or puts of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. The Company has classified its marketable equity securities as available-for-sale (included in "Other Assets" in the accompanying consolidated balance sheets) and recorded net unrealized holding gains in equity of $30,000 and $2,000 as of May 31, 1998 and 1997, respectively, which were included in "Accumulated foreign currency translation adjustments and unrealized gain on equity securities" in the accompanying consolidated balance sheets.

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  MAY 31, 1998


At May 31, 1998 and 1997, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                          AMORTIZED  AGGREGATE    UNREALIZED
                                          COST BASIS FAIR VALUE GAINS/(LOSSES)
                                          ---------- ---------- --------------
                                                     (IN THOUSANDS)
   Fiscal 1998:
     Debt securities issued by states of
      the United States and political
      subdivisions of the states.........  $275,985   $273,613     $(2,372)
     Corporate debt securities...........   556,044    556,318         274
                                           --------   --------     -------
         Total cash investments..........  $832,029   $829,931     $(2,098)
                                           ========   ========     =======
   Fiscal 1997:
     Debt securities issued by states of
      the United States and political
      subdivisions of the states.........  $251,670   $251,993     $   323
     Corporate debt securities...........   187,695    187,786          91
                                           --------   --------     -------
         Total cash investments..........  $439,365   $439,779     $   414
                                           ========   ========     =======

All of the Company's long-term investments mature within 30 months.

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

Transfer of Financial Assets

The Company offers its customers the option to acquire its software and services through payment plans, financing or leasing contracts. In general, the Company transfers future payments under these contracts to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

Property

Property is stated at cost. Capital leases are recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from two to forty years. Capital leases and leasehold improvements are amortized over the estimated useful lives or lease terms, as appropriate.

In fiscal 1998, 1997 and 1996, the Company purchased approximately $13,000, $15,000 and $300,000, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence
J. Ellison, Chief Executive Officer of the Company, for use in a variety of internal development and production purposes.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


Software Development Costs

The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $38,079,000, $28,064,000 and $48,031,000 in fiscal 1998, 1997 and 1996, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two to three years). Amortization amounted to $38,035,000, $28,156,000 and $48,815,000, for the fiscal years ended May 31, 1998, 1997 and 1996, respectively, and is included in sales and marketing expenses.

Acquisitions

On August 29, 1997, the Company acquired the shares of TSC for approximately $110,000,000 in cash and the conversion of outstanding TSC options to options to purchase the Company's stock. As a result of this conversion, the Company recorded a credit to equity of approximately $8,967,000 related to the value of the stock options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $45,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a five year period. Amortization expense of approximately $6,500,000 was included in the accompanying consolidated statement of operations in fiscal 1998.

On August 11, 1997, the Company completed the merger of its subsidiary, NCI, and Navio, a development stage company, in a stock for stock exchange valued at approximately $77,000,000. As a result of the issuance of NCI stock in exchange for the stock of Navio, the Company recorded a credit to equity of approximately $38,383,000. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $2,100,000, were included in "Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a three year period. Amortization expense of approximately $500,000 was included in the accompanying consolidated statement of operations in fiscal 1998. As a result of the merger, the Company's ownership interest in NCI was reduced to approximately 66%. The minority interest's share of the charge for the acquired in-process research and development, $25,726,000, is reflected in other income in the accompanying consolidated statements of operations for fiscal 1998.

As of December 31, 1996, the Company had a minority investment in Datalogix of approximately 13.4%. Effective January 1, 1997, the Company completed a merger transaction, by which it acquired the remaining outstanding shares of Datalogix for approximately $82,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $36,800,000 of the acquired intangible assets consisted of in-

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998

process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $36,800,000 in the accompanying consolidated statement of operations in fiscal 1997. The remaining intangible assets acquired, with an assigned value of approximately $20,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a five year period. Amortization expense of approximately $4,000,000 and $1,700,000 was included in the accompanying consolidated statement of operations in fiscal 1998 and 1997, respectively.

On July 27, 1995, the Company completed the acquisition of the on-line analytical processing business of Information Resources, Inc. for approximately $100,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $50,931,000 of the acquired intangible assets consisted of in-process research and development. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $50,931,000 in the accompanying consolidated statement of operations in fiscal 1996. The remaining intangible assets acquired, with an assigned value of approximately $33,000,000, were included in "Other Assets" in the accompanying consolidated balance sheets and are being amortized over a five year period. Amortization expenses of approximately $7,600,000, $6,000,000 and $5,000,000 were included in the accompanying consolidated statement of operations in fiscal 1998, 1997 and 1996, respectively.

No pro forma financial statements for the periods prior to the acquisitions have been provided due to the amounts being immaterial.

Deferred Revenues

Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services.

Long Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at May 31, 1998.

Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 97-2, "Software Revenue Recognition" which supersedes SOP No. 91-1. SOP No. 97-2 is effective for the Company's fiscal year beginning June 1, 1998 and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's current interpretation of the requirements of SOP No. 97-2, application of this statement is not anticipated to materially impact the Company's revenues, results of operations or financial condition.

The Company generates several types of revenue including the following:

  License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  MAY 31, 1998

together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting services. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance members (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance member. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

The Company provides for sales returns based on historical rates of return.

  Support Agreements. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statement of operations.

  Consulting and Education Services. The Company provides consulting and education services to its customers. Revenue from such services is generally recognized as the services are performed.

Accounting for Stock-Based Compensation

Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 6 to the Consolidated Financial Statements for a summary of the pro forma effects on reported net income and earnings per share for fiscal 1998 and 1997 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

Earnings Per Share

On July 14, 1997, the Company announced a three-for-two stock split in the form of a common stock dividend distributed on August 15, 1997 to stockholders of record as of August 1, 1997. All per share data and numbers of common shares contained in this Form 10-K have been retroactively adjusted to reflect the stock split.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share," which was adopted by the Company in the third quarter of fiscal 1998. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted earnings per share, and to disclose the methodology used for the calculations.

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  MAY 31, 1998


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

                                                   YEAR ENDED MAY 31,
                                          -------------------------------------
                                             1998         1997         1996
                                          ------------------------ ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income............................ $   813,695 $    821,457 $    603,279
                                          =========== ============ ============
   Weighted average shares outstanding...     977,599      984,197      979,557
   Dilutive effect of employee stock
    options..............................      22,126       25,098       26,430
                                          ----------- ------------ ------------
   Diluted shares outstanding............     999,725    1,009,295    1,005,987
                                          =========== ============ ============
   Basic earnings per share.............. $      0.83 $       0.83 $       0.62
   Diluted earnings per share............ $      0.81 $       0.81 $       0.60

Capital Structure

In fiscal 1998, the Company adopted SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" will include foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. PROPERTY

Property consists of:

                                                           YEAR ENDED MAY 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                             (IN THOUSANDS)
     Computer equipment................................... $ 813,037  $ 681,324
     Furniture and fixtures...............................   255,625    217,109
     Automobiles..........................................     8,983      6,653
     Buildings and improvements...........................   565,933    486,208
     Land.................................................    89,750     85,980
                                                           ---------  ---------
         Total............................................ 1,733,328  1,477,274
     Accumulated depreciation and amortization............  (798,978)  (608,326)
                                                           ---------  ---------
         Property, net.................................... $ 934,350  $ 868,948
                                                           =========  =========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


During fiscal 1994, the Company purchased $85,100,000 in mortgage notes. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4,000,000. The Company has the right to leave the partnership and to take full title to both buildings without making further capital contributions. As a result of the original note purchases and capital contribution, the Company capitalized the two building leases, and the $89,100,000 in payments have been classified as buildings and improvements.

Additionally, during fiscal 1994, the Company entered into an arrangement whereby it leased an office building adjacent to its headquarters site and concurrently acquired the land under the building and all outstanding mortgage notes for a total of $22,100,000. The Company has various options to extend the lease and to purchase the building at various times during the lease term. As a result of the land and note purchases, the Company has capitalized the building lease, and the $22,100,000 in payments have been classified as land and buildings and improvements.

In fiscal 1997, the Company became a 74% limited partner in III Centrum Associates Limited Partnership, a real estate limited partnership which owns one of the buildings leased by the Company at its headquarters site, by making a capital contribution of $2,500,000. Additionally, in fiscal 1997, the Company loaned the partnership $60,400,000 in the form of a promissory note secured by a deed of trust which was used to pay off a mortgage on a building owned by the partnership. The Company has the right to leave the partnership on January 1, 2000, and to take title to the building without making further capital contributions. The Company continues to lease the building from the partnership. As a result of the loan and capital contribution, the Company has capitalized the building lease, and the $62,900,000 in payments have been classified as buildings and improvements.

Equipment under capital leases included in property at May 31, 1998 and 1997 was $28,182,000 and $29,452,000, respectively. Accumulated amortization of leased equipment at such dates was $27,285,000 and $27,698,000, respectively.

As of May 31, 1998, future minimum annual lease payments under capital leases together with their present value were:

     YEAR ENDED MAY 31,
     ------------------                                           (IN THOUSANDS)
     1999........................................................     $  696
     2000........................................................        293
     2001........................................................         95
     2002........................................................         30
                                                                      ------
       Total minimum lease payments..............................      1,114
     Amount representing interest................................       (182)
                                                                      ------
       Present value of minimum lease payments...................     $  932
                                                                      ======

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 is effective for the Company's fiscal year beginning June 1, 1998. The Company anticipates that SOP No. 98-1 will not have a material impact on its consolidated financial statements.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


3. NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

At May 31, 1998 and 1997, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $2,282,000 and $2,532,000, respectively. The Company also had current maturities of long-term debt of $642,000 and $829,000 at May 31, 1998 and 1997, respectively.

4. LONG-TERM DEBT

Long-term debt consists of:

                                                           YEAR ENDED MAY 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                                                             (IN THOUSANDS)
      Senior Notes........................................ $ 300,000  $ 300,000
      Other...............................................     4,047         64
      Capital lease obligations (See Note 2)..............       932      1,601
                                                           ---------  ---------
        Total.............................................   304,979    301,665
      Current maturities..................................      (642)      (829)
                                                           ---------  ---------
      Long-term debt...................................... $ 304,337  $ 300,836
                                                           =========  =========

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. As of May 31, 1998, maturities of long-term debt (excluding the Senior Notes discussed above and the lease payments related to capitalized lease obligations discussed in Note
2) are:

     YEAR ENDED MAY 31,
     ------------------                                           (IN THOUSANDS)
     1999........................................................     $  --
     2000........................................................        --
     2001........................................................         47
     2002........................................................      4,000
                                                                      ------
       Total.....................................................     $4,047
                                                                      ======

5. COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150,000,000 of property and improvements to be leased to the Company. In May 1998, this facility was increased by $32,000,000 to a total of $182,000,000. The Company's obligation to make lease payments generally will begin at the end of the construction period. Rent will be payable quarterly in arrears over a term of seven years. The Company's obligations under the lease facility currently are collateralized by a forward contract to sell 6,000,000 shares of the Company's Common Stock at $26.50 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. The buyer may complete the sale on February 13, 2001 (or for a fifteen day period thereafter) or in certain other circumstances as defined by the forward contract. The Company may, at its option, anytime during the lease term substitute other collateral such as U.S. treasury securities. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998

purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of May 31, 1998, approximately $114,300,000 of the master lease facility had been utilized. Leases under the provisions of this agreement are accounted for as operating leases.

Facilities and certain furniture and equipment are leased under operating leases. As of May 31, 1998, future minimum annual lease payments (excluding the master lease facility discussed above and the lease payments related to capitalized facilities discussed in Note 2) are as follows:

     YEAR ENDED MAY 31,
     ------------------                                           (IN THOUSANDS)
     1999........................................................    $145,547
     2000........................................................     127,219
     2001........................................................      98,595
     2002........................................................      77,321
     2003........................................................      60,166
     Thereafter..................................................     226,099
                                                                     --------
       Total.....................................................    $734,947
                                                                     ========

Rent expense was $206,108,000, $184,468,000 and $179,227,000, for fiscal years
1998, 1997 and 1996, respectively. Rent expense in fiscal 1998, 1997 and 1996 is net of sublease income of approximately $3,169,000, $1,394,000 and $2,020,000, respectively.

6. STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value, became exercisable as established by the Board of Directors (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1998, options to purchase 1,505,379 shares were outstanding and vested. As of May 31, 1998, there were no options for shares of Common Stock available for future grant under this plan.

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 14,445,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1998 options to purchase 879,939 shares of Common Stock were outstanding and vested. Options for 3,477,256 shares were available for future grant under these plans at May 31, 1998.

In fiscal 1992, the Company adopted the Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998

purchase 33,750,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. An additional 27,000,000 shares of Common Stock were reserved for issuance under the plan in each of fiscal 1994 and fiscal 1996. In fiscal 1997, an additional 51,000,000 shares of Common Stock were reserved for issuance under the plan. As of May 31, 1998, options to purchase 65,922,688 shares of Common Stock were outstanding, of which 30,202,676 shares were vested. Options for 47,828,274 shares were available for future grant under the plan at May 31, 1998. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 3,375,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. Each individual who becomes an outside director shall automatically be granted options to purchase 50,000 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year, each outside director will be granted options to purchase 18,000 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, in lieu of the grant of an option to purchase 18,000 shares of Common Stock, each outside director who has served as a Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 40,000 shares of Common Stock on May 31 of each year, provided that the outside director has served as a Chairman of any such committee for at least one year. In addition, an outside director who is the Chairman of the Compensation Committee of the Company's Board of Directors and who has served on the Compensation Committee for at least one year, will be granted options to purchase 25,000 shares of common stock on May 31 of each year beginning May 31, 1998. As of May 31, 1998, options to purchase 821,282 shares of Common Stock were outstanding, of which 394,360 were vested. Options for 2,186,221 shares were available for future grant under this plan at May 31, 1998.

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


The following table summarizes stock option plan activity:

                                                                WEIGHTED AVERAGE
                                            SHARES UNDER OPTION  EXERCISE PRICE
                                            ------------------- ----------------
     Balance, May 31, 1995.................      55,949,673          $ 6.14
       Granted.............................      18,685,829           20.23
       Exercised...........................     (10,718,087)           2.95
       Canceled............................      (3,590,525)          12.29
                                                -----------
     Balance, May 31, 1996.................      60,326,890          $10.69
                                                -----------
       Granted.............................      17,165,418           25.70
       Exercised...........................      (8,814,265)           5.41
       Canceled............................      (3,233,362)          16.67
                                                -----------
     Balance, May 31, 1997.................      65,444,681          $15.00
                                                -----------
       Granted.............................      31,182,867           29.72
       Exercised...........................      (8,369,044)           8.66
       Canceled............................     (19,129,216)          33.33
                                                -----------
     Balance, May 31, 1998.................      69,129,288          $17.32
                                                ===========

As of May 31, 1998, the Company had reserved 122,621,039 shares of Common Stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 1998 was $0.70 to $34.71. The range of exercise prices for options is due primarily to the fluctuating price of the Company's stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 1998:

                                                                                   WEIGHTED AVERAGE
                         NUMBER         WEIGHTED         WEIGHTED       NUMBER     EXERCISE PRICE OF
       RANGE OF        OUTSTANDING  AVERAGE REMAINING    AVERAGE      EXERCISABLE     EXERCISABLE
    EXERCISE PRICE    AS OF 5/31/98 CONTRACTUAL LIFE  EXERCISE PRICE AS OF 5/31/98      OPTIONS
   -------------------------------- ----------------- -------------- ------------- -----------------
   $ 0.70   -- $ 0.70       8,755         4.12            $ 0.70           8,755        $ 0.70
   $ 0.89   -- $ 1.35   7,383,136         3.07            $ 1.30       7,383,136        $ 1.30
   $ 1.50   -- $10.00   8,046,740         4.66            $ 5.70       7,514,415        $ 5.88
   $10.07   -- $14.22   7,754,709         6.18            $12.11       6,231,885        $11.86
   $14.28   -- $20.94   7,796,364         6.96            $16.77       3,908,992        $16.40
   $21.06   -- $22.58   8,030,348         7.66            $22.42       3,865,794        $22.42
   $22.75   -- $22.75  13,946,863         8.90            $22.75          38,251        $22.75
   $22.92   -- $25.56   6,991,105         7.93            $23.70       1,875,183        $23.85
   $26.06   -- $27.54   1,351,425         8.93            $26.64         231,800        $26.66
   $27.67   -- $34.71   7,819,843         8.63            $27.91       1,924,143        $27.82
                       ----------                                     ----------
   $ 0.70   -- $34.71  69,129,288         6.99            $17.32      32,982,354        $11.64
                       ==========                                     ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan") and reserved 54,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 1,687,500 shares of Common Stock. The 1987 Purchase Plan was terminated on September 30, 1992 and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "Employee Stock Purchase Plan") and reserved 13,500,000 shares of Common Stock for issuance thereunder. An additional 13,500,000 and 10,500,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994 and fiscal 1997, respectively. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1998, 27,974,276 shares had been issued and 10,145,677 shares are reserved for future issuances under this plan.

During fiscal 1998, 1997 and 1996 the Company issued 5,443,255, 4,628,451 and 4,684,519 shares, respectively, under the Employee Stock Purchase Plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee's purchase rights, the cost would have been estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 1998, 1997 and 1996: (i) dividend yield of zero percent for all periods, (ii) expected life of one-half year for all periods,
(iii) expected volatility of 39%, 37.5% and 37.5%, and (iv) risk-free interest rates within a range of 5.55% to 6.37%. The weighted-average fair value of each purchase right granted in fiscal 1998, 1997 and 1996 was $9.35, $6.35 and $4.19 per share, respectively.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended on March 31, 1998. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board of Directors also authorized the issuance of Rights for each share of Common Stock issued after record date, until occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company.

The Rights are not exercisable until the earlier of (i) ten days following an announcement that a person or group has acquired beneficial ownership of 15% of the Company's Common Stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding Common Stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date.") The Rights are initially exercisable for one-six thousand seven hundred fiftieth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $125.00 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 15% of the Company's Common Stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, Common Stock of the Company (or in the case of acquisition of the Company, Common Stock of the acquirer) having a market value of two times the exercise price of the Right.

The Company is entitled to redeem the Rights, for $0.000148 per Right, at the discretion of the Board of Directors, until certain specified times. The Rights are not exercisable until the Company's period for redemption

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998

has passed. The Company may also require the exchange of Rights, at a rate of one share of Common Stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Stock Repurchases

The Company's Board of Directors has approved the repurchase of up to 106,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 18,466,106 shares of the Company's Common Stock for approximately $489,823,000 in fiscal 1998, 19,211,250 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997, 6,717,201 shares of the Company's Common Stock for approximately $113,087,000 in fiscal 1996 and 26,458,313 shares of the Company's Common Stock for approximately $200,646,000 prior to fiscal 1996.

Stock Warrants

During fiscal 1994 and 1995, the Company sold 8,628,750 put warrants. On March 24, 1995, 5,253,750 of these put warrants were canceled at minimal cost and the remaining warrants expired without being exercised. Additionally, the Company purchased 5,393,250 call options in fiscal 1994 and 1995. On July 6, 1995, the Company sold 3,283,875 of the call options and credited the net proceeds of $17,175,000 to equity. The remaining 2,109,375 call options were exercised in October 1995 at $14.05 per share for a total of $29,648,000 and were included in stock repurchases for fiscal 1996.

During fiscal 1997, the Company sold 9,000,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $51.33 and $51.70. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to equity.

During fiscal 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of May 31, 1998, the Company has a maximum potential obligation under the put warrants to buy back 17,901,000 shares of its common stock for prices ranging from $15.86 to $22.77 per share for an aggregate price of approximately $343,000,000. The put warrants will expire from January 1999 through August 1999. The Company purchased call options for 8,950,500 shares of its Common Stock at prices ranging from $18.09 to $26.09 per share for an aggregate price of approximately $212,000,000. The call options will expire from January 1999 through August 1999.

Accounting for Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to May 31, 1996 under the fair value method of that statement.

The fair value of options granted for fiscal years ending May 31, 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       YEAR ENDED MAY 31,
                                                  -----------------------------
     EMPLOYEE STOCK OPTIONS                         1998      1997      1996
     ----------------------                       --------- --------- ---------
     Expected life from vest date (in years):
       Employees.................................      0.45      0.41      0.41
       Officers and Directors.................... 0.43-6.14 0.43-6.14 0.43-6.14
     Risk-free interest rates....................  5.6-6.6%  5.6-6.8% 5.30-6.7%
     Volatility..................................     39.0%     37.5%     37.5%
     Dividend yield..............................       --        --        --

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 1998, 1997 and 1996 was $9.32, $11.60 and $8.89 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    YEAR ENDED MAY 31,
                                          --------------------------------------
                                              1998         1997         1996
                                          ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net income:
       As reported....................... $    813,695 $    821,457 $    603,279
       Pro forma......................... $    656,711 $    737,288 $    572,875
     Earnings per share:
       Basic............................. $       0.83 $       0.83 $       0.62
       Diluted........................... $       0.81 $       0.81 $       0.60
       Proforma basic.................... $       0.67 $       0.75 $       0.58
       Proforma diluted.................. $       0.66 $       0.74 $       0.57

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1998, 1997 and 1996 are not likely to be representative of the pro forma effects on net income and earnings per share in future years.

7. INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                        YEAR ENDED MAY 31,
                                                  ------------------------------
                                                     1998       1997      1996
                                                  ---------- ---------- --------
                                                          (IN THOUSANDS)
   Domestic...................................... $  799,814 $  952,131 $680,172
   Foreign.......................................    528,005    331,396  239,338
                                                  ---------- ---------- --------
     Total....................................... $1,327,819 $1,283,527 $919,510
                                                  ========== ========== ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


  The provision for income taxes consists of the following:

                                                       YEAR ENDED MAY 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Current payable:
     Federal...................................... $275,837  $318,976  $253,514
     State........................................   54,035    55,387    42,738
     Foreign......................................  133,790   169,080   109,712
                                                   --------  --------  --------
       Total current..............................  463,662   543,443   405,964
                                                   --------  --------  --------
   Deferred payable (prepaid):
     Federal......................................   45,116   (53,480)  (67,865)
     State........................................   (9,369)  (11,136)   (8,129)
     Foreign......................................   14,715   (16,757)  (13,739)
                                                   --------  --------  --------
       Total deferred.............................   50,462   (81,373)  (89,733)
                                                   --------  --------  --------
   Total.......................................... $514,124  $462,070  $316,231
                                                   ========  ========  ========

  The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                                                       YEAR ENDED MAY 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Tax provision at statutory rate...............  $464,737  $449,234  $321,829
   Tax credits...................................   (12,500)  (13,455)     (692)
   Tax benefit of exempt FSC income..............   (18,214)  (22,130)  (20,831)
   State tax expense, net of federal benefit.....    34,367    31,632    22,800
   Foreign taxes provided at rates other than the
    U.S. statutory rate..........................   (10,260)    6,797    (1,977)
   Nondeductible write-off of acquired in-process
    research and development.....................    49,274    10,405       --
   Other, net....................................     6,720      (413)   (4,898)
                                                   --------  --------  --------
   Provision for income taxes....................  $514,124  $462,070  $316,231
                                                   ========  ========  ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                      YEAR ENDED MAY 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Deferred tax liabilities:
     Capitalized software development costs...... $(38,051) $(40,506) $(34,858)
     Other tax liabilities.......................  (10,787)     (793)  (16,319)
                                                  --------  --------  --------
       Total deferred tax liabilities............  (48,838)  (41,299)  (51,177)
                                                  --------  --------  --------
   Deferred tax assets:
     Reserves and accruals.......................  117,705   101,444    44,155
     Differences in timing of revenue
      recognition................................   77,335   104,561    51,366
     Foreign earnings deemed repatriated.........      --     25,400    49,325
     Net operating loss carryovers...............   16,173    24,935    16,417
     Depreciation and amortization...............   55,550    65,368    29,670
     Deferred cost sharing gain..................   30,412       --        --
     Employee compensation and benefits..........   35,602    27,476    35,459
     Other tax assets............................    6,894    14,640    35,569
                                                  --------  --------  --------
       Total deferred tax assets.................  339,671   363,824   261,961
     Valuation allowance.........................   (6,986)   (8,784)   (7,815)
                                                  --------  --------  --------
       Net....................................... $283,847  $313,741  $202,969
                                                  --------  --------  --------
   Recorded as:
     Prepaid and refundable income taxes......... $260,624  $274,366  $171,560
     Deferred income taxes.......................  (15,856)   (7,402)   (9,207)
     Other assets................................   39,079    46,777    40,616
                                                  --------  --------  --------
                                                  $283,847  $313,741  $202,969
                                                  ========  ========  ========

The Company provides United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. As of May 31, 1998, the cumulative amount of earnings upon which United States income taxes have not been provided are approximately $411,979,000. At May 31, 1998, the unrecognized deferred tax liability for these earnings is approximately $53,760,000.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1998, totaling approximately $60,414,000, which may be used to offset future taxable income. These carryforwards expire at various dates; $797,000 in 1999, $945,000 in 2000, $2,795,000 in 2001, $9,689,000 in
2002, $1,419,000 in 2003, $4,604,000 in 2004, $12,376,000 in 2005, and the
remaining balance has no expiration.

The Company's federal tax returns have been examined by the Internal Revenue Service for all years through 1991. The IRS has assessed taxes for 1988, 1989, 1990 and 1991 that the Company is contesting in Tax Court. The IRS is examining the Company's U.S. income tax returns for 1992 through 1995. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


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

The following table presents a summary of operations by geographic region:

                                                     YEAR ENDED MAY 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                                       (IN THOUSANDS)
   Revenues from unaffiliated customers:
     Domestic operations..................... $3,571,159 $2,664,962 $1,815,725
                                              ---------- ---------- ----------
       International operations:
       Europe/Middle East/Africa operations..  2,297,340  1,881,157  1,541,308
       Asia Pacific operations...............    797,995    809,604    605,244
       Other Americas operations.............    477,372    328,613    261,023
                                              ---------- ---------- ----------
         Total international operations......  3,572,707  3,019,374  2,407,575
                                              ---------- ---------- ----------
   Consolidated.............................. $7,143,866 $5,684,336 $4,223,300
                                              ========== ========== ==========
   Intercompany revenues:
     Domestic operations..................... $  694,072 $  646,389 $  508,201
                                              ========== ========== ==========
   Operating income (excluding acquired in-
    process research and development):
     Domestic operations..................... $  991,628 $  963,391 $  714,208
     Europe/Middle East/Africa operations....    238,641    165,919    113,956
     Asia Pacific operations.................    100,486    125,811     81,844
     Other Americas operations...............     80,499     44,664     45,814
                                              ---------- ---------- ----------
         Consolidated........................ $1,411,254 $1,299,785 $  955,822
                                              ========== ========== ==========
   Identifiable assets:
     Domestic operations..................... $3,821,239 $2,894,912 $1,976,487
     Europe/Middle East/Africa operations....  1,367,901  1,131,723    942,816
     Asia Pacific operations.................    375,544    445,930    336,640
     Other Americas operations...............    254,327    151,750    101,300
                                              ---------- ---------- ----------
         Consolidated........................ $5,819,011 $4,624,315 $3,357,243
                                              ========== ========== ==========

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be adopted by the Company in its 1999 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MAY 31, 1998


9. LEGAL PROCEEDINGS

Shareholder class actions were filed in the California Superior Court for the County of San Mateo against the Company and its chief financial officer and chief operating officer on and after December 18, 1997. The class actions were brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made misstatements about anticipated revenue growth in the Company's database and applications businesses, while selling Company stock, in violation of California state securities laws. The class actions have been consolidated into a single action. On June 16, 1998, the Court overruled the Company's demurrer to the complaint and ordered defendants to answer the complaint within thirty days. The Company believes that it has meritorious defenses to this action and intends to vigorously defend it.

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

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT    ADDITIONS                                BALANCE
                          BEGINNING      CHARGED                  TRANSLATION     AT END
     CLASSIFICATION       OF PERIOD   TO OPERATIONS  WRITE-OFFS   ADJUSTMENTS   OF PERIOD
     --------------      ------------ ------------- ------------  -----------  ------------
Allowance for Doubtful
 Accounts Year Ended:
  May 31, 1996.......... $ 67,728,000 $ 64,412,000  $(23,229,000) $(3,200,000) $105,711,000
                         ============ ============  ============  ===========  ============
  May 31, 1997.......... $105,711,000 $ 92,635,000  $(68,804,000) $(1,702,000) $127,840,000
                         ============ ============  ============  ===========  ============
  May 31, 1998.......... $127,840,000 $106,915,000  $(34,407,000) $(4,739,000) $195,609,000
                         ============ ============  ============  ===========  ============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 1998.

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

                NAME                                  TITLE                         DATE
                ----                                  -----                         ----

Lawrence J. Ellison                  Chief Executive Officer and Chairman of   July 21, 1998
____________________________________ the Board of Directors (Principal
Lawrence J. Ellison                  Executive Officer)

Raymond J. Lane                      President, Chief Operating Officer and    July 21, 1998
____________________________________ Director
Raymond J. Lane

Jeffrey O. Henley                    Executive Vice President, Chief           July 21, 1998
____________________________________ Financial Officer and Director
Jeffrey O. Henley                    (Principal Financial Officer)

Thomas A. Williams                   Vice President and Corporate Controller   July 21, 1998
____________________________________ (Principal Accounting Officer)
Thomas A. Williams

Jeffrey Berg                         Director                                  July 21, 1998
____________________________________
Jeffrey Berg

Michael J. Boskin                    Director                                  July 21, 1998
____________________________________
Michael J. Boskin

Jack Kemp                            Director                                  July 21, 1998
____________________________________
Jack Kemp

Donald L. Lucas                      Director                                  July 21, 1998
____________________________________
Donald L. Lucas

Richard A. McGinn                    Director                                  July 21, 1998
____________________________________
Richard A. McGinn

                         [RECYCLE LOGO APPEARS HERE]
4290-10k98

                              ORACLE CORPORATION
                               INDEX OF EXHIBITS


EXHIBIT NO.                       EXHIBIT TITLES
-----------                       --------------

10.10           Amendment to the 1991 Long-Term Equity Incentive Plan, Dated
                July 14, 1997.

21.01           Subsidiaries of the Registrant.

23.01           Consent of Arthur Andersen LLP.

27.01           Financial Data Schedule.