Form 10-Q
period 1998-08-31
ORACLE CORP /DE/
filed 1998-10-02
CIK 777676

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

                  FOR QUARTERLY PERIOD ENDED AUGUST 31, 1998

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

Number of shares of registrant's common stock outstanding as of August 31, 1998: 971,905,047

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at August 31, 1998 and
          May 31, 1998...................................................     3
          Condensed Consolidated Statements of Operations for the three
          months ended August 31, 1998 and 1997..........................     4
          Condensed Consolidated Statements of Cash Flows for the three
          months ended August 31, 1998 and 1997..........................     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     7
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    17
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    17
 Item 2.  Changes in Securities and Use of Proceeds......................    17
 Item 6.  Exhibits and Reports on Form 8-K...............................    17
          Signatures.....................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          AUGUST 31,  MAY 31,
                                                             1998       1998
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $1,628,083 $1,273,681
 Short-term cash investments.............................    673,813    645,518
 Trade receivables, net of allowance for doubtful
  accounts of $205,684 and $195,609, respectively........  1,351,416  1,857,480
 Prepaid and refundable income taxes.....................    254,615    260,624
 Other current assets....................................    226,449    285,747
                                                          ---------- ----------
    Total Current Assets.................................  4,134,376  4,323,050
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................    196,935    186,511
PROPERTY, net............................................    952,849    934,350
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $35,781 and $37,473, respectively.......     98,832     99,012
OTHER ASSETS.............................................    308,471    276,088
                                                          ---------- ----------
    Total Assets......................................... $5,691,463 $5,819,011
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt.. $    3,600 $    2,924
 Accounts payable........................................    246,004    239,698
 Income taxes............................................    116,614    181,354
 Accrued compensation and related benefits...............    332,566    541,809
 Customer advances and unearned revenues.................    956,370    877,087
 Value added tax and sales tax payable...................     27,747    119,600
 Other accrued liabilities...............................    551,864    521,693
                                                          ---------- ----------
    Total Current Liabilities............................  2,234,765  2,484,165
                                                          ---------- ----------
LONG-TERM DEBT...........................................    304,204    304,337
OTHER LONG-TERM LIABILITIES..............................     55,727     57,095
DEFERRED INCOME TAXES....................................     15,568     15,856
STOCKHOLDERS' EQUITY.....................................  3,081,199  2,957,558
                                                          ---------- ----------
    Total Liabilities and Stockholders' Equity........... $5,691,463 $5,819,011
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
REVENUES
 Licenses and other...................................... $  582,464 $  530,642
 Services................................................  1,166,646    838,187
                                                          ---------- ----------
    Total Revenues.......................................  1,749,110  1,368,829
                                                          ---------- ----------
OPERATING EXPENSES
 Sales and marketing.....................................    510,076    449,451
 Cost of services........................................    679,290    468,167
 Research and development................................    187,623    159,667
 General and administrative..............................     94,284     75,514
 Acquired in-process research and development............         --    167,054
                                                          ---------- ----------
    Total Operating Expenses.............................  1,417,273  1,319,853
                                                          ---------- ----------
OPERATING INCOME.........................................    277,837     48,976
 Other income (expense), net.............................     22,166     39,974
                                                          ---------- ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................    300,003     88,950
 Provision for income taxes..............................    105,001     80,479
                                                          ---------- ----------
NET INCOME............................................... $  195,002 $    8,471
                                                          ========== ==========
EARNINGS PER SHARE:
 Basic................................................... $     0.20 $     0.01
                                                          ========== ==========
 Diluted................................................. $     0.20 $     0.01
                                                          ========== ==========
SHARES OUTSTANDING:
 Basic...................................................    972,894    979,285
                                                          ========== ==========
 Diluted.................................................    989,149  1,006,266
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................ $  195,002  $    8,471
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................     81,406      71,137
  Write-off of acquired in-process research and
   development.........................................        --      167,054
  Provision for doubtful accounts......................     19,890      21,604
  Changes in assets and liabilities, net of effects of
   acquisitions:
   Decrease in trade receivables.......................    474,912     319,896
   Decrease in prepaid and refundable income taxes.....      5,101       7,194
   Decrease in other current assets....................     56,665      42,237
   Increase (decrease) in accounts payable.............      7,527      (9,238)
   Decrease in income taxes............................    (57,815)    (47,461)
   Increase in customer advances and unearned revenues.     85,402      98,039
   Decrease in other current liabilities...............   (263,892)   (238,177)
   Increase (decrease) in other long-term liabilities..     (1,311)      5,485
   Increase (decrease) in deferred income taxes........     (5,319)        598
                                                        ----------  ----------
 Net cash provided by operating activities.............    597,568     446,839
                                                        ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments.........................    (38,719)   (222,988)
  Capital expenditures.................................    (88,319)    (77,484)
  Capitalization of computer software development
   costs...............................................     (7,140)     (4,442)
  Increase in other assets.............................    (40,265)    (35,849)
                                                        ----------  ----------
 Net cash used for investing activities................   (174,443)   (340,763)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term
   debt................................................        920       1,701
  Payments of capital leases...........................       (378)       (290)
  Proceeds from common stock issued....................     20,696      32,817
  Repurchase of common stock...........................    (81,064)    (15,563)
                                                        ----------  ----------
 Net cash provided by (used for) financing activities..    (59,826)     18,665
                                                        ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................     (8,897)     (8,191)
                                                        ----------  ----------
 Net increase in cash and cash equivalents.............    354,402     116,550
CASH AND CASH EQUIVALENTS
 Beginning of period...................................  1,273,681     890,162
                                                        ----------  ----------
 End of period......................................... $1,628,083  $1,006,712
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock dividend................................ $      --   $    3,266
                                                        ==========  ==========
  Accrual of Treasury Services Corporation acquisition
   cost................................................ $      --   $  110,262
                                                        ==========  ==========
  Stock options assumed in acquisition................. $      --   $    8,967
                                                        ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 1998. The results for the three month period ended August 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

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

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                              AUGUST   AUGUST
                                                             31, 1998 31, 1997
                                                             -------- ---------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
   Net Income............................................... $195,002 $   8,471
                                                             ======== =========
   Weighted average shares outstanding......................  972,894   979,285
   Dilutive effect of employee stock options
    and employee stock purchase plan........................   16,255    26,981
                                                             -------- ---------
   Diluted Shares outstanding...............................  989,149 1,006,266
                                                             ======== =========
   Basic Earnings Per Share................................. $   0.20 $    0.01
   Diluted Earnings Per Share............................... $   0.20 $    0.01

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                                            THREE MONTHS ENDED
                                                            --------------------
                                                             AUGUST   AUGUST 31,
                                                            31, 1998     1997
                                                            --------  ----------
                                                              (IN THOUSANDS)
   Net Income.............................................. $195,002   $ 8,471
   Foreign Currency Translation Losses.....................  (10,946)   (5,188)
   Unrealized Losses on Equity Securities..................      (62)      --
                                                            --------   -------
   Total Comprehensive Income.............................. $183,994   $ 3,283
                                                            ========   =======

4. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

RESULTS OF OPERATIONS

Total revenues increased 28% (33% in local currency) in the first quarter as compared to the corresponding period in fiscal 1998. Domestic revenues increased 44% in the first quarter, while international revenues increased 14% as compared to the corresponding period in fiscal 1998. International revenues expressed in local currency increased by approximately 22% in the first quarter of fiscal 1999 from the corresponding period of fiscal 1998. Revenues from international customers were approximately 48% and 54% of total revenues in the first quarters of fiscal 1999 and 1998, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    AUGUST 31,        AUGUST 31,
                                                       1998    CHANGE    1997
                                                    ---------- ------ ----------
   Licenses and other.............................. $  582,464   10%  $  530,642
   Percentage of revenues..........................    33.3%             38.8%
   Services........................................ $1,166,646   39%  $  838,187
   Percentage of revenues..........................    66.7%             61.2%
     Total revenues................................ $1,749,110   28%  $1,368,829

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License revenues also include revenues from the Company's systems integration business, documentation revenues, and other miscellaneous revenues, which constituted 4% and 5% of total license and other revenues in the first quarters of fiscal 1999 and 1998, respectively. License and other revenue growth rates were 10% and 15% in the first quarters of fiscal 1999 and 1998, respectively. The lower license and other revenues growth rate experienced in the first quarter of fiscal 1999 was due primarily to lower revenue growth in Asia Pacific as a result of the weakened economies in that region and the strengthening of the U.S. dollar against certain major international currencies.

SERVICES REVENUES. Support, consulting and education services revenues each increased in the first quarters of fiscal 1999 and 1998 over the corresponding prior period levels. The Company's consulting and education revenues comprised the largest portion of services revenues and represented 55% of services revenues during the first quarter of fiscal 1999. Consulting and education services grew 48% in the first quarter of fiscal 1999 as compared to the corresponding period in fiscal 1998. The Company continued to expand its services to assist customers in the use and implementation of applications based on the Company's products. Support revenues represented 45% of services revenues for the first quarter of fiscal 1999 and grew 30% in the first quarter of fiscal 1999 as compared to the corresponding period in fiscal 1998. This growth reflects the continued increase in the installed base of the Company's products under support contracts as well as an increase in the number of customers electing enhanced support service offerings.

OPERATING EXPENSES:

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                         AUGUST          AUGUST
                                                        31, 1998 CHANGE 31, 1997
                                                        -------- ------ --------
   Sales and marketing................................. $510,076   13%  $449,451
   Percentage of revenues..............................   29.2%           32.8%
   Cost of services.................................... $679,290   45%  $468,167
   Percentage of revenues..............................   38.8%           34.2%
   Research and development (1)........................ $187,623   18%  $159,667
   Percentage of revenues..............................   10.7%           11.7%
   General and administrative.......................... $ 94,284   25%  $ 75,514
   Percentage of revenues..............................   5.4%            5.5%
   Acquired in-process research and development........ $    --    *    $167,054
   Percentage of revenues..............................      --           12.2%

  --------
  * Not meaningful
  (1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.4% and 0.3% of total revenues during the first quarters of fiscal 1999 and 1998, respectively.

International expenses were favorably affected in the first quarter of fiscal 1999 when compared to the corresponding period in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was negative, since the negative effect on revenues was greater than the positive effect on expenses.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 13% and 25% in the first quarter of fiscal 1999 and 1998, respectively. The decrease in the expense growth rate was due primarily to controls over increases in headcount and headcount related expenditures. Sales and marketing expenses as a percentage of license revenues increased in both periods as a result of lower than anticipated license revenues in fiscal 1998 and continued investment in sales and marketing resources and programs. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services increased to 58% in the first quarter of fiscal 1999 from 56% in the first quarter of fiscal 1998. Increases in cost of services as a percentage of services revenues were due primarily to an increase in consulting and education services as a percentage of total services revenue. Consulting and education services typically have lower margins than support.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses would have been 11% of total revenues in the first quarter of fiscal 1999 and 12% in the first quarter of fiscal 1998, without the capitalization of software development costs in accordance with SFAS No. 86. Before considering the impact of software capitalization, research and development expenses increased 19% and 30% in the first quarters of fiscal 1999 and 1998, respectively (18% and 36% after the adjustment for software capitalization). The lower expense growth rate in the first quarter of fiscal 1999 was due to planned reductions in headcount growth rates to correspond with anticipated decreases in license revenue growth rates. This decrease was partially offset by increases associated with research and development staff hired in connection with the acquisitions of Treasury Services Corporation ("TSC"), as well as the merger of Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"). The Company capitalized $7,140,000 and $4,442,000 of computer software development costs in the first quarters of fiscal 1999 and 1998, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $7,321,000 and $4,485,000 in the first quarters of fiscal 1999 and 1998, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in both the first quarters of fiscal 1999 and 1998 when compared to their corresponding prior year periods, due primarily to higher revenue levels.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded special charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 related to the acquisition of TSC and the merger of NCI and Navio, respectively, to expense in-process research and development costs. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses.

OTHER INCOME (EXPENSE):

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   AUGUST 31,        AUGUST 31,
                                                      1998    CHANGE    1997
                                                   ---------- ------ ----------
   Other income (expense).........................  $22,166     *     $39,974
   Percentage of revenues.........................    1.3%              2.9%

  --------
  *Not meaningful

Other income and expense for the first quarter of fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for the first quarter of fiscal 1998 was $14,248,000. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first quarter of fiscal 1998 related to the sales of certain securities.

PROVISION FOR INCOME TAXES:

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       AUGUST         AUGUST 31,
                                                      31, 1998 CHANGE    1997
                                                      -------- ------ ----------
   Provision for income taxes........................ $105,001   *     $80,479
   Percentage of revenues............................   6.0%             5.9%

  --------
  *Not meaningful

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate was 35% in the first quarters of fiscal 1999 and 1998 (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of a credit of $25,726,000 for minority interest in the first quarter of fiscal
1998).

NET INCOME AND EARNINGS PER SHARE:

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       AUGUST         AUGUST 31,
                                                      31, 1998 CHANGE    1997
                                                      -------- ------ ----------
   Net income........................................ $195,002   *      $8,471
   Percentage of revenues............................   11.1%            0.6%
   Earnings per share:
     Basic........................................... $   0.20   *      $ 0.01
     Diluted......................................... $   0.20   *      $ 0.01

  --------
  *Not meaningful

Excluding the financial statement effects of the acquisitions of Treasury Services Corporation and Navio Communications, Inc., net income and earnings per share in the first quarter of fiscal 1998 would have been $149,799,000 and $0.15, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                 AUGUST 31,         AUGUST 31,
                                                    1998     CHANGE    1997
                                                 ----------  ------ ----------
   Working capital.............................. $1,899,611   44 %  $1,321,373
   Cash and cash investments.................... $2,498,831   50 %  $1,669,066
   Cash provided by operating activities........ $  597,568   34 %  $  446,839
   Cash used for investing activities........... $ (174,443)  (49)% $ (340,763)
   Cash provided by (used for) financing
    activities.................................. $  (59,826)     *  $   18,665

  --------
  * Not meaningful

Working capital increased in the first quarter of fiscal 1999 over the corresponding period in fiscal 1998, due primarily to increased cash flow from operations, which resulted in higher cash and cash investment levels.

The Company generated higher positive cash flows from operations in the first quarter of fiscal 1999 over fiscal 1998, due primarily to improved profitability, before the charges for acquired in-process research and development, as well as higher cash collections.

Cash used for investing activities decreased in the first quarter of fiscal 1999 as compared to the corresponding prior year period due primarily to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company's Board of Directors has approved the repurchase of up to 126,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 3,250,000 shares of the Company's Common Stock for approximately $81,064,000 in the first quarter of fiscal 1999. To date, the Company has purchased a total of 74,082,870 shares of the Company's Common Stock for approximately $1,412,829,000. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

During fiscal 1998 and the first quarter of fiscal 1999, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of August 31, 1998, the Company has a maximum potential obligation under the put warrants to buy back 25,381,000 shares of its Common Stock for prices ranging from $15.86 to $24.85 per share for an aggregate price of approximately $518,746,000. The put warrants will expire from January 1999 through January 2000. The Company purchased call options for 12,690,000 shares of its Common Stock at prices ranging from $19.18 to $30.18 per share for an aggregate price of approximately $317,292,000. The call options will expire from January 1999 through January 2000.

At August 31, 1998, the Company also had other outstanding debt of approximately $7,804,000, primarily in the form of other notes payable and capital leases.

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

REVENUE GROWTH AND ECONOMIC CONDITIONS. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy, as the Company recently experienced in the Asia Pacific region, may result in decreased revenues or decelerating growth rates.

The Company experienced a deceleration in license revenue growth rates in fiscal 1998 and the first quarter of fiscal 1999; there can be no assurances that such growth rates will increase or be sustainable in the near term or that the Company's license revenue growth rates will return to previous levels.

In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in its applications business where the Company experienced lower revenue growth in fiscal 1998 and the first quarter of fiscal 1999 than the overall applications market. There can be no assurances that the Company will be able to effectively address the challenges it faces in promoting future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 is effective for the Company's fiscal year beginning June 1, 1998 and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, application of this statement did not and is not expected to have a material impact on the Company's revenue. However, the accounting profession is currently reviewing certain provisions of SOP 97-2 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of this review and the issuance of implementation guidelines and potential interpretations, the Company may be required to change its revenue recognition polices and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial condition.

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

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company experienced a large decline in revenue growth rates in Asia Pacific during fiscal 1998 and the first quarter of fiscal 1999 in part due to the economic difficulties that have occurred throughout this region. There can be no assurances that these economies will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. The Company also has experienced relatively slower growth rates in countries within its Europe Middle East Africa (EMEA) division during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information and senior management changes in several major countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first quarter of fiscal 1999, particularly in Asia Pacific, and will continue to do so if the U.S. dollar continues to strengthen relative to local currencies.

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

HIRING AND RETENTION OF EMPLOYEES. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

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

The Company has designed and tested the most current versions of its products to be year 2000 compliant. However, some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging its customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company has adopted standard industry practices, as published by the British Standards Institute, in preparing for the year 2000 date change. The Company's year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company currently is in the process of sending detailed questionnaires to vendors and service providers to certify year 2000 readiness and conducting ongoing risk analysis. The Company expects to substantially complete year 2000 readiness preparations at the end of calendar 1998 with respect to its core business and software systems and at the end of June 1999 with respect to its hardware systems. In each case, the Company expects to continue extensive testing through calendar 1999.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems,
(ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.). The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas in October 1998. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

FUTURE ACQUISITIONS. As part of its business strategy, the Company expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in
Item 7A of the Company's Form 10-K for the fiscal year ended May 31, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in the California Superior Court for the County of San Mateo against the Company and its Chief Financial Officer and Chief Operating Officer on and after December 18, 1997. The class actions were brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made misstatements about anticipated revenue growth in the Company's database and applications businesses, while selling Company stock, in violation of California state securities laws. The class actions have been consolidated into a single action. On June 16, 1998, the Court overruled the Company's demurrer and the Company filed its answer to the complaint on July 31, 1998. The Company believes that it has meritorious defenses to this action and intends to vigorously defend it.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During fiscal 1998 and the first quarter of fiscal 1999, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements involving institutional investors. These securities were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933. As of August 31, 1998, the Company has a maximum potential obligation under the put warrants to buy back 25,381,000 shares of its Common Stock for prices ranging from $15.86 to $24.85 per share for an aggregate price of approximately $518,746,000. The put warrants will expire from January 1999 through January 2000. The Company purchased call options for 12,690,000 shares of its Common Stock at prices ranging from $19.18 to $30.18 per share for an aggregate price of approximately $317,292,000. The call options will expire from January 1999 through January 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27.1 Financial Data Schedule

(b) Reports on Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORACLE CORPORATION


Dated: October 2, 1998                 By: /s/ JEFFREY O. HENLEY
                                       ---------------------------------------
                                       Jeffrey O. Henley
                                       Executive Vice President and Chief
                                        Financial Officer


Dated: October 2, 1998                 By: /s/ THOMAS A. WILLIAMS
                                       ---------------------------------------
                                       Thomas A. Williams
                                       Vice President and Corporate Controller

                         [RECYCLE LOGO APPEARS HERE]

                                                                       C12654-01