Form 10-Q
period 1998-11-30
ORACLE CORP /DE/
filed 1998-12-22
CIK 777676

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

                 FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO
                                                     ---    ---

Number of shares of registrant's common stock outstanding as of November 30, 1998: 959,711,744

================================================================================

                               ORACLE CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at November 30, 1998 and
          May 31, 1998..................................................     3
          Condensed Consolidated Statements of Operations for the three
          months and six months ended November 30, 1998 and 1997........     4
          Condensed Consolidated Statements of Cash Flows for the six
          months ended November 30, 1998 and 1997.......................     5
          Notes to Condensed Consolidated Financial Statements..........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    17
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings.............................................    20
 Item 4.  Submission of Matters to a Vote of Security Holders...........    21
 Item 6.  Exhibits and Reports on Form 8-K..............................    21
          Signatures....................................................    22

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         NOVEMBER 30,  MAY 31,
                                                             1998        1998
                                                         ------------ ----------
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................   $1,348,749  $1,273,681
 Short-term cash investments...........................      559,318     645,518
 Trade receivables, net of allowance for doubtful
  accounts of $209,959 and $195,609, respectively......    1,604,336   1,857,480
 Prepaid and refundable income taxes...................      314,849     260,624
 Other current assets..................................      260,621     285,747
                                                          ----------  ----------
    Total Current Assets...............................    4,087,873   4,323,050
                                                          ----------  ----------
LONG-TERM CASH INVESTMENTS.............................      152,128     186,511
PROPERTY, net..........................................      976,662     934,350
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $41,787 and $37,473, respectively.....       98,867      99,012
OTHER ASSETS...........................................      331,061     276,088
                                                          ----------  ----------
    Total Assets.......................................   $5,646,591  $5,819,011
                                                          ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term
  debt.................................................   $    7,878  $    2,924
 Accounts payable......................................      296,963     239,698
 Income taxes..........................................       99,762     181,354
 Accrued compensation and related benefits.............      435,955     541,809
 Customer advances and unearned revenues...............      800,214     877,087
 Value added tax and sales tax payable.................       57,628     119,600
 Other accrued liabilities.............................      554,066     521,693
                                                          ----------  ----------
    Total Current Liabilities..........................    2,252,466   2,484,165
                                                          ----------  ----------
LONG-TERM DEBT.........................................      304,201     304,337
OTHER LONG-TERM LIABILITIES............................       58,265      57,095
DEFERRED INCOME TAXES..................................       16,349      15,856
STOCKHOLDERS' EQUITY...................................    3,015,310   2,957,558
                                                          ----------  ----------
    Total Liabilities and Stockholders' Equity.........   $5,646,591  $5,819,011
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                        NOVEMBER 30,          NOVEMBER 30,
                                    --------------------- ---------------------
                                       1998       1997       1998       1997
                                    ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................ $  767,428 $  645,366 $1,349,893 $1,176,008
 Services..........................  1,288,516    968,361  2,455,162  1,806,548
                                    ---------- ---------- ---------- ----------
    Total Revenues.................  2,055,944  1,613,727  3,805,055  2,982,556
                                    ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............    591,754    528,490  1,101,830    977,941
 Cost of services..................    779,847    548,631  1,459,137  1,016,798
 Research and development..........    200,678    183,217    388,301    342,884
 General and administrative........    101,598     81,383    195,883    156,897
 Acquired in-process research and
  development......................        --         --         --     167,054
                                    ---------- ---------- ---------- ----------
    Total Operating Expenses.......  1,673,877  1,341,721  3,145,151  2,661,574
                                    ---------- ---------- ---------- ----------
OPERATING INCOME...................    382,067    272,006    659,904    320,982
 Other income, net.................     28,654     16,248     50,819     56,222
                                    ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................    410,721    288,254    710,723    377,204
 Provision for income taxes........    136,645    100,930    241,646    181,409
                                    ---------- ---------- ---------- ----------
NET INCOME......................... $  274,076 $  187,324 $  469,077 $  195,795
                                    ========== ========== ========== ==========
EARNINGS PER SHARE:
 Basic............................. $     0.28 $     0.19 $     0.48 $     0.20
 Diluted........................... $     0.28 $     0.19 $     0.48 $     0.19
SHARES OUTSTANDING:
 Basic.............................    963,840    982,491    968,367    980,888
 Diluted...........................    983,270  1,008,558    986,210  1,007,412

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                             NOVEMBER 30,
                                                         ---------------------
                                                            1998       1997
                                                         ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................. $  469,077  $ 195,795
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.........................    170,264    155,694
  Write-off of acquired in-process research and
   development..........................................        --     167,054
  Provision for doubtful accounts.......................     56,696     53,523
  Changes in assets and liabilities, net of effects of
   acquisitions:
   Decrease in trade receivables........................    207,863    149,176
   (Increase) decrease in prepaid and refundable income
    taxes...............................................    (53,327)     6,961
   Decrease in other current assets.....................     27,703     28,842
   Increase in accounts payable.........................     56,010     22,903
   Decrease in income taxes.............................    (81,984)   (75,790)
   Increase (decrease) in customer advances and unearned
    revenues............................................    (81,960)    19,306
   Decrease in other current liabilities................   (144,181)  (153,278)
   Increase in other long-term liabilities..............      1,103     33,135
   Increase (decrease) in deferred income taxes.........       (887)    14,495
                                                         ----------  ---------
 Net cash provided by operating activities..............    626,377    617,816
                                                         ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in cash investments...............    120,583   (220,632)
  Capital expenditures..................................   (172,932)  (155,294)
  Capitalization of computer software development
   costs................................................    (14,924)   (17,337)
  Increase in other assets..............................    (78,008)  (169,898)
                                                         ----------  ---------
 Net cash used for investing activities.................   (145,281)  (563,161)
                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term
   debt.................................................      4,474     10,332
  Proceeds from common stock issued.....................    142,868    111,221
  Repurchase of common stock............................   (560,866)   (62,717)
                                                         ----------  ---------
 Net cash provided by (used for) financing activities...   (413,524)    58,836
                                                         ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................      7,496     (9,392)
                                                         ----------  ---------
 Net increase in cash and cash equivalents..............     75,068    104,099
CASH AND CASH EQUIVALENTS
 Beginning of period....................................  1,273,681    890,162
                                                         ----------  ---------
 End of period.......................................... $1,348,749  $ 994,261
                                                         ==========  =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock dividend................................. $      --   $   3,266
                                                         ==========  =========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In connection with the Company's filing of its Annual Report on Form 10-K for the year ended May 31, 1998 and subsequent quarterly reports on Form 10-Q, the Company is currently in discussions with the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process research and development in three acquisitions undertaken in fiscal 1998 and 1997. In connection with these acquisitions, the Company recorded acquired in-process research and development charges in the amount of $141,300,000, net of minority interest, in the first quarter of fiscal 1998, and $36,800,000 in the third quarter of fiscal 1997. The Company understands that the SEC is engaged in similar discussions with other companies, and is examining the basis for valuing in-process research and development charges versus the SEC's recent informal guidance on the calculation of these charges. Although the Company is consulting with its auditors, Arthur Andersen, LLP, and believes that the purchase price allocations and related amortization charges stemming from the acquisitions are in accordance with generally accepted accounting principles, the Company is evaluating the informal guidance provided by the SEC and cannot predict the outcome of its evaluation at this time.

In the event that the Company concludes, as a result of these discussions, that a portion of the amount of the in-process research and development charges previously recorded should be capitalized, the Company would be required to restate previously issued financial statements. The resultant effect would be that net income for the fiscal years ended May 31, 1997 and 1998 would be increased, and any amounts capitalized would then be amortized over approximately a three to five year period. Due to the nature of these transactions, the amount of any goodwill amortized would not be tax deductible and no tax benefit would be taken.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six month period ended November 30, 1998. The results for the six month period ended November 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method. The following table sets forth the computation of basic and diluted earnings per share:

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       ------------------- -------------------
                                       NOV. 30,  NOV. 30,  NOV. 30,  NOV. 30,
                                         1998      1997      1998      1997
                                       -------- ---------- -------- ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net Income......................... $274,076 $  187,324 $469,077 $  195,795
                                       ======== ========== ======== ==========
   Weighted average shares
    outstanding.......................  963,840    982,491  968,367    980,888
   Dilutive effect of employee stock
    options and employee stock
    purchase plan.....................   19,430     26,067   17,843     26,524
                                       -------- ---------- -------- ----------
   Diluted shares outstanding.........  983,270  1,008,558  986,210  1,007,412
                                       ======== ========== ======== ==========
   Basic Earnings Per Share........... $   0.28 $     0.19 $   0.48 $     0.20
   Diluted Earnings Per Share......... $   0.28 $     0.19 $   0.48 $     0.19

3. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report an additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       -------------------  ------------------
                                       NOV. 30,  NOV. 30,   NOV. 30,  NOV. 30,
                                         1998      1997       1998      1997
                                       --------- ---------  --------  --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net Income........................  $ 274,076 $ 187,324  $469,077  $195,795
   Foreign Currency Translation Gains
    (Losses).........................     17,685    (4,262)    6,739    (9,450)
   Unrealized Gains (Losses) on
    Equity Securities................         43       --        (19)      --
                                       --------- ---------  --------  --------
   Total Comprehensive Income........  $ 291,804 $ 183,062  $475,797  $186,345
                                       ========= =========  ========  ========

4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's financial position or results of operations.

5. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

RESULTS OF OPERATIONS

Total revenues increased 27% (28% in local currency) in the second quarter and 28% (30% in local currency) in the first half of fiscal 1999 as compared to the corresponding periods in fiscal 1998. Domestic revenues increased 30% and 36%, while international revenues increased 25% and 20% in the second quarter and first half of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. International revenues expressed in local currency increased by approximately 27% and 25% in the second quarter and first half of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. Revenues from international customers were approximately 52% and 53% of total revenues in the second quarters of fiscal 1999 and 1998, respectively, and 50% and 53% of total revenues in the first half of fiscal 1999 and 1998, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                             ---------------------------- ----------------------------
                              NOV. 30,          NOV. 30,   NOV. 30,          NOV. 30,
                                1998    CHANGE    1997       1998    CHANGE    1997
                             ---------- ------ ---------- ---------- ------ ----------
   Licenses and other......  $  767,428   19%  $  645,366 $1,349,893   15%  $1,176,008
   Percentage of revenues..    37.3%             40.0%      35.5%             39.4%
   Services................  $1,288,516   33%  $  968,361 $2,455,162   36%  $1,806,548
   Percentage of revenues..     62.7%            60.0%      64.5%             60.6%
     Total revenues........  $2,055,944   27%  $1,613,727 $3,805,055   28%  $2,982,556

LICENSES AND OTHER REVENUES. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues, which constituted 3% and 4% of total license and other revenues in the second quarters of fiscal 1999 and 1998, respectively, and 3% of total license and other revenues in the first half of both fiscal 1999 and 1998. License revenues, excluding other revenues, grew 20% and 2% in the second quarters of fiscal 1999 and 1998, respectively, and 16% and 7% in the first half of fiscal 1999 and 1998, respectively. Database license revenues, which include server and tools revenues, grew 20% and 2% in the second quarters of fiscal 1999 and 1998, respectively, and 17% and 2% in the first half of fiscal 1999 and 1998, respectively. Applications revenues grew 19% and 7% in the second quarters of fiscal 1999 and 1998, respectively, and 10% and 36% in the first six months ended November 30, 1998 and 1997, respectively. The higher license revenue growth rate experienced in the second quarter and first half of fiscal 1999 is primarily due to strong demand for the Company's database products, better sales execution, the introduction and market positioning of new products which has stimulated demand for the Company's products, as well as a stabilization of growth rates in certain Asian countries.

SERVICES REVENUES. Services revenues consist of support, consulting and education services revenues which comprised 44%, 47% and 9% of total services revenues, respectively, during the second quarter and first half of fiscal 1999. Support revenues grew 32% and 35% in the second quarters of fiscal 1999 and 1998, respectively, and 31% and 38% in the first half of fiscal 1999 and 1998, respectively. Consulting services revenues grew 38% and 51% in the second quarters of fiscal 1999 and 1998, respectively, and 45% and 50% in the first half of fiscal 1999 and 1998, respectively. Education services revenues grew 13% and 28% in the second quarters of fiscal 1999 and 1998, respectively, and 17% and 26% in the first half of fiscal 1999 and 1998, respectively. The decrease in the consulting and education services revenue growth rates experienced in the second quarter and first half of fiscal 1999 is due, in part, to a decrease in the growth of demand for these services due to the lower applications license revenue growth rates experienced in fiscal 1998 and the first half of fiscal 1999, as compared to the corresponding prior periods. The decrease in the support revenues growth rate is primarily attributed to the weaker license revenue growth rate experienced in fiscal 1998 and the first half of fiscal 1999, as compared to the prior year corresponding periods. While the support revenue growth has slowed, support revenues overall have increased reflecting the continued increase in the installed base of the Company's products under support contracts, as well as an increase in the number of customers electing enhanced support offerings. The support revenues growth rate will continue to be affected by the overall license revenue growth rates.

OPERATING EXPENSES:

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                             ------------------------ ----------------------------
                             NOV. 30,        NOV. 30,  NOV. 30,          NOV. 30,
                               1998   CHANGE   1997      1998    CHANGE    1997
                             -------- ------ -------- ---------- ------ ----------
   Sales and marketing.....  $591,754  12%   $528,490 $1,101,830  13%   $  977,941
   Percentage of revenues..   28.8%           32.7%     29.0%             32.8%
   Cost of services........  $779,847  42%   $548,631 $1,459,137  44%   $1,016,798
   Percentage of revenues..   37.9%           34.0%     38.3%             34.1%
   Research and
    development (1)........  $200,678  10%   $183,217 $  388,301  13%   $  342,884
   Percentage of revenues..    9.8%           11.4%     10.2%             11.5%
   General and
    administrative.........  $101,598  25%   $ 81,383 $  195,883  25%   $  156,897
   Percentage of revenues..    4.9%            5.0%      5.1%              5.3%
   Acquired in-process
    research and
    development............  $    --   --    $    --  $      --    *    $  167,054
   Percentage of revenues..       --              --         --            5.6%

  --------
   *  Not meaningful
  (1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.4% and 0.8% of total revenues during the second quarters of fiscal 1999 and 1998, respectively, and 0.4% and 0.6% of total revenues in the second half of fiscal 1999 and 1998, respectively.

International expenses were favorably affected in the second quarter and first half of fiscal 1999 when compared to the corresponding period in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was negative since the negative effect on revenues was greater than the positive effect on expenses.

SALES AND MARKETING EXPENSES. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 12% and 13% in the second quarters and first half of fiscal 1999, respectively, as compared to 16% and 20% in the corresponding periods of fiscal 1998. The decrease in the expense growth rate was due primarily to controls over increases in headcount and headcount related expenditures. Sales and marketing expenses as a percentage of license revenues decreased in the second quarter and first half of fiscal 1999, primarily related to increased license revenues and the aforementioned controls over headcount and headcount related expenditures. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

COST OF SERVICES. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 61% and 57% in the second quarters of fiscal 1999 and 1998, respectively, and 59% and 56% in first half of fiscal 1999 and 1998, respectively. The increase in the cost of services as a percentage of services revenues was due primarily to lower consulting and education utilization rates, as a result of slower than anticipated revenue growth. In addition, consulting and education services have lower margins than support.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarters of fiscal 1999 and 1998 would have been 10% and 12% of total revenues, respectively, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 6% and 12% in the second quarter and first half of fiscal 1999 (10% and 13% after the adjustment for software capitalization), as compared to 37% and 34% in the corresponding periods in fiscal 1998. The lower expense growth rate in the second quarter and first half of fiscal 1999 was due to planned reductions in headcount growth rates in order to improve margins. The Company capitalized $7,783,000 and $12,895,000 of software development costs during the second quarters of fiscal 1999 and 1998, respectively, and $14,924,000 and $17,337,000 in the first six months of fiscal 1999 and 1998, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $7,749,000 and $12,804,000 in the second quarters of fiscal 1999 and 1998, respectively, and $15,070,000 and $17,289,000 in the corresponding six month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased in the second quarter and first half of fiscal 1999 as compared to the corresponding periods in fiscal 1998, primarily due to higher revenue levels and controls over expenses.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Based on the results of third-party appraisals, the Company recorded charges of $91,500,000 and $75,554,000 in the first quarter of fiscal 1998 to expense in-process research and development costs related to the acquisition of Treasury Services Corporation ("TSC") and the merger of Network Computer, Inc. ("NCI") and Navio Communications, Inc. ("Navio"), respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. As discussed in Note 1 to the Notes to the Condensed Consolidated Financial Statements, the Company is currently in discussions with the SEC regarding the value ascribed to the technology acquired as in-process research and development in connection with these acquisitions.

OTHER INCOME (EXPENSE):

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                             ------------------------ ------------------------
                             NOV. 30,        NOV. 30, NOV. 30,        NOV. 30,
                               1998   CHANGE   1997     1998   CHANGE   1997
                             -------- ------ -------- -------- ------ --------
   Other income (expense)... $28,654   76%   $16,248  $50,819  (10)%  $56,222
   Percentage of revenues...   1.4%            1.0%     1.3%            1.9%

Other income and expense in the first half of fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for NCI. Excluding this credit of $25,726,000, other income and expense for the first half of fiscal 1998 was $30,496,000. Changes in non-operating income and expense primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first half of fiscal 1998 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                             ------------------------ ------------------------
                             NOV. 30,        NOV. 30, NOV. 30,        NOV. 30,
                               1998   CHANGE   1997     1998   CHANGE   1997
                             -------- ------ -------- -------- ------ --------
   Provision for income
    taxes..................  $136,645  35%   $100,930 $241,646  33%   $181,409
   Percentage of revenues..    6.6%            6.3%     6.4%            6.1%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate for the second quarter and first half of fiscal 1999 was 33% and 34%, respectively, as compared to a 35% tax rate in the corresponding prior year periods (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of a credit of $25,726 for minority interest in the first quarter of fiscal 1998).

NET INCOME AND EARNINGS PER SHARE:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                               ------------------------ ------------------------
                               NOV. 30,        NOV. 30, NOV. 30,        NOV. 30,
                                 1998   CHANGE   1997     1998   CHANGE   1997
                               -------- ------ -------- -------- ------ --------
   Net income................. $274,076  46%   $187,324 $469,077  140%  $195,795
   Percentage of revenues ....  13.3%           11.6%    12.3%            6.6%
   Earnings per share:
     Basic.................... $   0.28  47%   $   0.19 $   0.48  140%  $   0.20
     Diluted.................. $   0.28  47%   $   0.19 $   0.48  153%  $   0.19

Net income and diluted earnings per share in the first half of fiscal 1998 would have been $337,123,000 and $0.33, respectively, excluding the financial statement effects of the acquisitions of TSC and Navio. This represents an increase of 39% and 45%, respectively, in the first half of fiscal 1999 over the corresponding period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

                                                     SIX MONTHS ENDED
                                               ------------------------------
                                                NOV. 30,            NOV. 30,
                                                  1998     CHANGE     1997
                                               ----------  ------  ----------
   Working capital............................ $1,835,407    16 %  $1,588,304
   Cash and cash investments.................. $2,060,195    25 %  $1,654,258
   Cash provided by operating activities...... $  626,377     1 %  $  617,816
   Cash used for investing activities......... $ (145,281)  (74)%  $ (563,161)
   Cash provided by (used for) financing
    activities................................ $ (413,524)    *    $   58,836

  --------
   *  Not meaningful

Working capital increased in the second quarter of fiscal 1999 over the corresponding period in fiscal 1998, due primarily to increased cash flow from operations and a decrease in cash used for investing activities, partially offset by the repurchase of common stock.

The Company generated higher positive cash flows from operations in the first half of fiscal 1999 over fiscal 1998 (excluding the effect of the charges for in-process research and development) due primarily to improved profitability as well as higher cash collections.

Cash used for investing activities decreased in the second quarter of fiscal 1999 as compared to the corresponding prior year period due primarily to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

Since July 1992, the Company's Board of Directors has approved the cumulative repurchase of up to 126,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 18,294,500 shares of the Company's Common Stock for approximately $479,802,000 during the second quarter of fiscal 1999. As of November 30, 1998, the Company has repurchased a total of 92,377,370 shares of the Company's Common Stock for approximately $1,892,631,000. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock, and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

At November 30, 1998, the Company also had other outstanding debt of approximately $12,079,000, primarily in the form of other notes payable and capital leases.

During fiscal 1998 and the first quarter of fiscal 1999, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of November 30, 1998, the Company has a maximum potential obligation under the put warrants to buy back 25,381,000 shares of its Common Stock for prices ranging from $15.86 to $24.85 per share for an aggregate price of approximately $518,746,000. The put warrants will expire from January 1999 through January 2000. The Company purchased call options for 12,690,000 shares of its Common Stock at prices ranging from $19.18 to $30.18 per share for an aggregate price of approximately $317,292,000. The call options will expire from January 1999 through January 2000.

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

REVENUE GROWTH AND ECONOMIC CONDITIONS. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software, caused by a weakening of the economy, as the Company experienced in the Asia Pacific region in the past two years, may result in decreased revenues or lower growth rates.

Although the Company experienced an increase in license revenue growth rates in the second quarter and first half of fiscal 1999, the Company had experienced a deceleration in license revenue growth rates in fiscal 1998 and in the first quarter of fiscal 1999. There can be no assurances that such growth rates will continue to increase or be sustainable in the near term.

In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in its applications business where the Company experienced lower revenue growth than some of its competitors in the first half of fiscal 1999. Although the Company experienced higher license revenue growth in the second quarter of fiscal 1999 as compared to the corresponding period in the prior year, there can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 is effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on the Company's revenue. However, the accounting profession is currently reviewing certain provisions of SOP 97-2, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of this review and the issuance of implementing guidelines and interpretations, the Company may be required to change its revenue recognition polices and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial condition.

COMPETITIVE ENVIRONMENT. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, applications, development tools and decision support products. Certain of these vendors have significantly more financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of the Company's competitors of a product could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, new distribution methods (e.g., electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

INTERNATIONAL SALES. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. The Company experienced a large decline in revenue growth rates in the Asia Pacific region during fiscal 1998 in part due to the economic difficulties that occurred throughout this region. There can be no assurances that the economies in this region will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. The Company also has experienced relatively slower growth rates in countries within its Europe, Middle East and Africa (EMEA) division during the last several years, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information technology and senior management changes in several major countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first half of fiscal 1999, particularly in the Asia Pacific region, and will continue to do so if the U.S. dollar continues to strengthen relative to local currencies.

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

SALES FORCE RESTRUCTURING AND VERTICAL MARKETS. The Company historically has relied heavily on its direct sales force. In fiscal 1998, the Company restructured its sales force to provide, among other things, specialized expertise within certain vertical markets and certain product areas. This transition resulted in a temporary lack of focus and reduced productivity by the Company's sales force. Management has continued to address these transition issues in fiscal 1999 by making additional adjustments within the sales organization, though management believes that it has resolved the primary issues relating to the transition. There can be no assurances that transition issues associated with the restructuring will not recur or that revenue growth rates will not be adversely affected in future quarters.

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

YEAR 2000. A significant amount of the demand the Company has experienced in recent years for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed their preparations, the software industry and the Company may experience a significant deceleration from the strong annual growth rates recently experienced in the applications software marketplace. In addition, as the year 2000 approaches, customers may slow down computer software purchases as they devote more time to preparing and testing their systems for year 2000 readiness, versus evaluating and implementing new systems.

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

With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, and building management and security systems), the Company has adopted standard industry practices, as published by the British Standards Institute, in preparing for the year 2000 date change. The Company's year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. The Company has sent detailed questionnaires to vendors and service providers to certify year 2000 readiness and has conducted risk analysis and testing of the core components of its business, software and hardware systems. The Company expects to substantially complete year 2000 readiness preparations by the end of June 1999 but to continue extensive testing through calendar 1999.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems,
(ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water, transport, Internet services, etc.). The Company is in the process of implementing action plans for the remediation of high risk areas and is scheduled to implement remediation plans for medium to low risk areas during the remainder of fiscal 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

FUTURE ACQUISITIONS. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

NEW PRODUCTS. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. For example, in order to remain competitive in the European markets for applications products, the Company will be required to continue to enhance certain of its applications products to meet the single European currency reporting requirements as defined by the European Economic and Monetary Union (EMU). The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

UNEVEN PATTERNS OF QUARTERLY OPERATING RESULTS. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets,
(vi) seasonality of technology purchases and other general economic conditions and (vii) reductions in budgets for new software, as customers focus attention on remediation of year 2000 issues. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

NEW BUSINESS AREAS. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including application servers, Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the commitment by hardware and software vendors to manufacture, promote and distribute Internet access appliances, (ii) the lower cost of ownership of Internet computing relative to client/server architecture, and (iii) the ease of use and administration relative to client/server architecture. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk, and reinvestment risk.

The Company mitigates default risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at November 30, 1998.

TABLE OF INVESTMENT SECURITIES:

                                                        PRINCIPAL     AVERAGE
                                                         AMOUNT    INTEREST RATE
                                                       ----------- -------------
   Cash and cash equivalents.......................... $ 1,348,749     5.19%
   Short term investments (0-1 years)................. $   559,318     5.40%
   Long term investments (1-2 years).................. $   152,128     5.93%
                                                       -----------
   Total cash and investment securities............... $ 2,060,195
                                                       ===========

FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income (expense), and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at November 30, 1998 was immaterial to the Company's consolidated financial statements.

The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

The Company's outstanding forward contracts and equity hedges as of November 30, 1998 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of November 30, 1998.

TABLE OF FORWARD CONTRACTS:

                                                                    NOTIONAL
                                                                    WEIGHTED
                                                       NOTIONAL      AVERAGE
   FUNCTIONAL CURRENCY                                  AMOUNT    EXCHANGE RATE
   -------------------                               ------------ -------------
   Australian Dollar................................ $    320,075       0.64
   Austrian Schilling............................... $  3,635,602      11.94
   Belgian Franc.................................... $ 11,018,474      35.02
   Canadian Dollar.................................. $ 38,426,272       1.54
   Chinese Yuan..................................... $ 9 ,797,297       8.88
   Danish Krone..................................... $  4,061,149       6.48
   European Community ECU........................... $  4,914,718       1.16
   Finnish Markka................................... $  9,649,971       5.17
   French Franc..................................... $ 15,927,030       5.70
   German Mark...................................... $ 43,171,484       1.70
   Italian Lira..................................... $ 28,674,070    1681.31
   Japanese Yen..................................... $  9,337,878     120.37
   Netherlands Guilder.............................. $ 49,799,340       1.91
   New Zealand Dollar............................... $    904,910       0.53
   Norwegian Krone.................................. $  2,227,935       7.59
   Portuguese Escudo................................ $  5,437,211     174.12
   Spanish Peseta................................... $  5,904,011      44.50
   Swedish Krona.................................... $  7,514,663       8.18
   Swiss Franc...................................... $ 26,687,204       1.40
   Thai Baht........................................ $  4,698,729      36.18
   UK Pound......................................... $111,965,880       1.66
                                                     ------------
   Total............................................ $394,073,903
                                                     ============


TABLE OF EQUITY HEDGES:

                                                                     NOTIONAL
                                                                     WEIGHTED
                                                        NOTIONAL      AVERAGE
   FUNCTIONAL CURRENCY                                   AMOUNT    EXCHANGE RATE
   -------------------                                ------------ -------------
   Hong Kong Dollars................................. $ 10,035,501    7.9717
   Japanese Yen...................................... $ 12,916,952    131.61
   Swedish Krona..................................... $ 12,727,504     7.857
   UK Pound.......................................... $ 12,527,250    1.6703
                                                      ------------
                                                      $ 48,207,207
                                                      ============

EQUITY PRICE RISK. The Company, as part of its authorized repurchase program, has sold put warrants and purchased call options through private placements involving institutional investors. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy on a specified day one share of the Company's Common Stock at a specified price.

As of November 30, 1998, the Company had a maximum potential obligation under the put warrants to buy back 25,381,000 shares of Common Stock at prices ranging from $15.86 to $24.85 per share for an aggregate price of approximately $518,746,000. The put warrants will expire at various dates through January 2000.

As of November 30, 1998, the Company had the right to purchase up to a maximum of 12,690,000 shares of its Common Stock at prices ranging from $19.18 to $30.18 per share for an aggregate price of approximately $317,292,000. The call options will expire at various dates through January 2000.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at November 30, 1998.

                                                      1999     2000   ESTIMATED
                                                    MATURITY MATURITY FAIR VALUE
                                                    -------- -------- ----------
   Put Warrants:
     Shares........................................   23,381   2,000
     Weighted average stock price.................. $  20.06 $ 24.85
     Contract amount............................... $469,046 $49,700   $ 19,443
   Call Options:
     Shares........................................   11,690   1,000
     Weighted average stock price.................. $  24.56 $ 30.18
     Contract amount............................... $287,112 $30,180   $148,852

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Three related lawsuits arising out of the same events are currently pending against the Company.

Shareholder class actions were filed in the California Superior Court for the County of San Mateo against the Company and its Chief Financial Officer and Chief Operating Officer on and after December 18, 1997. The same law firms that filed these actions also filed a nearly identical action against the same defendants in the United States District Court for the Central District of California on December 7, 1998. The class actions are all brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of federal and state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to both of these actions and intends to vigorously defend them.

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's officers and directors. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and financial status while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and temporary and permanent injunctions requiring the defendants to relinquish their directorships. The Company has not yet responded to the complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 887,511,715 affirmative votes, and 5,099,170 votes withheld), Raymond J. Lane (with 887,776,634 affirmative votes, and 4,834,251 votes withheld), Jeffrey O. Henley (with 887,772,640 affirmative votes, and 4,838,245 votes withheld), Donald L. Lucas (with 887,596,061 affirmative votes, and 5,014,824 votes withheld), Michael J. Boskin (with 887,074,592 affirmative votes, and 5,536,293 votes withheld), Jack F. Kemp (with 887,411,592 affirmative votes, and 5,199,293 votes withheld), Jeffrey Berg (with 887,493,280 affirmative votes, and 5,117,605 votes withheld) and Richard A. McGinn (with 887,210,355 affirmative votes, and 5,400,530 votes withheld).

In addition, the stockholders approved the adoption of the Company's Executive Officers 1999 Bonus Plan (with 654,272,092 affirmative votes, 22,044,416 negative votes, 3,301,107 votes withheld and 212,993,270 broker non-votes).

The stockholders also approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 50,000,000 shares (with 410,624,899 affirmative votes, 253,774,717 negative votes, 2,969,140 votes withheld and 225,242,129 broker non-votes).

The stockholders also approved an amendment to the Company's Employee Stock Purchase Plan (1992) increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 30,000,000 shares (with 650,334,895 affirmative votes, 26,818,720 negative votes, 2,440,014 votes withheld and 213,017,256 broker non-votes).

The stockholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent public accountants for fiscal year 1999 (with 889,858,344 affirmative votes, 1,282,036 negative votes and 1,470,505 votes withheld).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27.1 Financial Data Schedule

(b) Reports on Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORACLE CORPORATION

Dated: December 22, 1998             By: /s/ JEFFREY O. HENLEY
                                        ---------------------------------------
                                        Jeffrey O. Henley
                                        Executive Vice President and Chief
                                         Financial Officer

Dated: December 22, 1998             By: /s/ JENNIFER MINTON
                                        ---------------------------------------
                                        Jennifer Minton
                                        Vice President and Corporate
                                         Controller

ORACLE CORPORATION

                               INDEX OF EXHIBITS

   EXHIBIT # EXHIBIT TITLES
   --------- --------------
   27.1      Financial Data Schedule