Form 10-Q
period 1999-02-28
ORACLE CORP /DE/
filed 1999-04-13
CIK 777676

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

                 For quarterly period ended February 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of registrant's common stock outstanding as of February 28, 1999: 1,439,477,778

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               Table of Contents

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at February 28, 1999 and
          May 31, 1998...................................................     3
          Condensed Consolidated Statements of Operations for the three
          months and nine months ended February 28, 1999 and 1998........     4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 28, 1999 and 1998........................     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    22
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    24
 Item 6.  Exhibits and Reports on Form 8-K...............................    24
          Signatures.....................................................    25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           February   May 31,
                                                           28, 1999     1998
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $1,504,176 $1,273,681
 Short-term cash investments.............................    684,685    645,518
 Trade receivables, net of allowance for doubtful
  accounts of $196,606 and $195,609, respectively........  1,563,853  1,857,480
 Prepaid and refundable income taxes.....................    312,695    260,624
 Other current assets....................................    271,060    285,747
                                                          ---------- ----------
    Total Current Assets.................................  4,336,469  4,323,050
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................    302,121    186,511
PROPERTY, net............................................    978,143    934,350
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $50,547 and $37,473.....................     98,990     99,012
INTANGIBLES AND OTHER ASSETS.............................    386,605    276,088
                                                          ---------- ----------
    Total Assets......................................... $6,102,328 $5,819,011
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt.. $    2,603 $    2,924
 Accounts payable........................................    255,388    239,698
 Income taxes............................................    137,107    181,354
 Accrued compensation and related benefits...............    442,224    541,809
 Customer advances and unearned revenues.................    817,895    877,087
 Value added tax and sales tax payable...................     60,602    119,600
 Other accrued liabilities...............................    561,994    521,693
                                                          ---------- ----------
    Total Current Liabilities............................  2,277,813  2,484,165
                                                          ---------- ----------
LONG-TERM DEBT...........................................    304,138    304,337
OTHER LONG-TERM LIABILITIES..............................     71,840     57,095
DEFERRED INCOME TAXES....................................    106,888     15,856
STOCKHOLDERS' EQUITY.....................................  3,341,649  2,957,558
                                                          ---------- ----------
    Total Liabilities and Stockholders' Equity........... $6,102,328 $5,819,011
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                     Three Months Ended     Nine Months Ended
                                        February 28,          February 28,
                                    --------------------- ---------------------
                                       1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
REVENUES
 Licenses and other................ $  825,738 $  774,521 $2,175,631 $1,950,529
 Services..........................  1,253,181    974,236  3,708,343  2,780,784
                                    ---------- ---------- ---------- ----------
    Total Revenues.................  2,078,919  1,748,757  5,883,974  4,731,313
                                    ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing...............    566,756    567,619  1,668,586  1,545,560
 Cost of services..................    792,023    586,398  2,251,160  1,603,196
 Research and development..........    209,798    184,106    598,099    526,990
 General and administrative........    103,663     92,361    299,546    249,258
 Acquired in-process research and
  development......................        --         --         --     167,054
                                    ---------- ---------- ---------- ----------
    Total Operating Expenses.......  1,672,240  1,430,484  4,817,391  4,092,058
                                    ---------- ---------- ---------- ----------
OPERATING INCOME...................    406,679    318,273  1,066,583    639,255
 Other income, net.................     37,656     12,615     88,475     68,837
                                    ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES.............................    444,335    330,888  1,155,058    708,092
 Provision for income taxes........    151,074    115,811    392,720    297,220
                                    ---------- ---------- ---------- ----------
NET INCOME......................... $  293,261 $  215,077 $  762,338 $  410,872
                                    ========== ========== ========== ==========
EARNINGS PER SHARE:
 Basic............................. $     0.20 $     0.15 $     0.53 $     0.28
 Diluted........................... $     0.20 $     0.14 $     0.51 $     0.27
SHARES OUTSTANDING:
 Basic.............................  1,440,352  1,462,421  1,448,484  1,468,361
 Diluted...........................  1,495,461  1,487,462  1,484,697  1,503,233

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                           Nine Months Ended
                                                             February 28,
                                                          --------------------
                                                             1999       1998
                                                          ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................................. $  762,338  $410,872
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    233,918   210,979
  Amortization of purchase price in excess of net
   tangible assets acquired..............................     35,720    29,656
  Write-off of acquired in-process research and
   development...........................................        --    167,054
  Provision for doubtful accounts........................     65,311    63,686
  Gain on sale of subsidiary stock.......................    (24,457)      --
  Changes in assets and liabilities, net of effects of
   acquisitions:
   Decrease in trade receivables.........................    227,465   119,901
   (Increase) decrease in prepaid and refundable income
    taxes................................................    (52,138)   10,375
   Decrease in other current assets......................     14,492     1,100
   Increase in accounts payable..........................     15,786    20,897
   Decrease in income taxes..............................    (44,096) (105,359)
   Increase (decrease) in customer advances and unearned
    revenues.............................................    (58,790)   75,352
   Decrease in accrued compensation and related
    benefits.............................................    (99,328)  (86,981)
   Decrease in value added tax and sales tax payable.....    (58,927)  (45,423)
   Increase in other accrued liabilities.................     46,087    59,219
   Increase in other long-term liabilities...............        350    32,347
   Increase in deferred income taxes.....................      7,304    15,262
                                                          ----------  --------
 Net cash provided by operating activities...............  1,071,035   978,937
                                                          ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in cash investments...........................   (154,777) (182,698)
  Capital expenditures...................................   (258,959) (240,581)
  Capitalization of computer software development costs..    (24,186)  (29,863)
  Proceeds from sale of subsidiary stock.................     24,969       --
  Increase in intangibles and other assets...............   (147,480) (179,113)
                                                          ----------  --------
 Net cash used for investing activities..................   (560,433) (632,255)
                                                          ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term debt..       (915)   13,779
  Proceeds from common stock issued......................    220,686   121,209
  Proceeds from subsidiary offering......................    248,811       --
  Repurchase of common stock.............................   (747,932) (372,075)
                                                          ----------  --------
 Net cash used for financing activities..................   (279,350) (237,087)
                                                          ----------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................       (757)  (22,261)
                                                          ----------  --------
 Net increase in cash and cash equivalents...............    230,495    87,334
CASH AND CASH EQUIVALENTS
 Beginning of period.....................................  1,273,681   890,162
                                                          ----------  --------
 End of period........................................... $1,504,176  $977,496
                                                          ==========  ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Common stock dividend.................................. $    4,805  $  3,266
                                                          ==========  ========


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine month period ended February 28, 1999. The results for the nine month period ended February 28, 1999 are not necessarily indicative of the results expected for the full fiscal year.

In connection with the Company's filing of its Annual Report on Form 10-K for the year ended May 31, 1998 and subsequent quarterly reports on Form 10-Q, the Company responded to comments raised by the Securities and Exchange Commission ("SEC") regarding the value ascribed to the technology acquired as in-process research and development in three acquisitions undertaken in fiscal 1998 and 1997. As a result of these discussions, the Company was requested by the SEC to expand its disclosures regarding the aforementioned acquisitions in its February 28, 1999 Form 10-Q. The Company has complied with the SEC's request, and has expanded its disclosures regarding these acquisitions in the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company was not required to change its previous accounting for these acquisitions.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

On February 26, 1999, the Company effected a three-for-two stock split in the form of a common stock dividend in the third quarter to stockholders of record as of February 10, 1999. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended     Nine Months Ended
                                     --------------------- ---------------------
                                      Feb. 28,   Feb. 28,   Feb. 28,   Feb. 28,
   (In thousands, except per share      1999       1998       1999       1998
   data)                             ---------- ---------- ---------- ----------
   Net Income.....................   $  293,261 $  215,077 $  762,338 $  410,872
                                     ========== ========== ========== ==========
   Weighted average shares
    outstanding...................    1,440,352  1,462,421  1,448,484  1,468,361
   Dilutive effect of employee
    stock options and employee
    stock purchase plan...........       55,109     25,041     36,213     34,872
                                     ---------- ---------- ---------- ----------
   Diluted shares outstanding.....    1,495,461  1,487,462  1,484,697  1,503,233
                                     ========== ========== ========== ==========
   Basic Earnings Per Share.......   $     0.20 $     0.15 $     0.53 $     0.28
   Diluted Earnings Per Share.....   $     0.20 $     0.14 $     0.51 $     0.27

3. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report in their annual financial statements an additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income on an interim basis:


                                          Three Months
                                              Ended         Nine Months Ended
                                        ------------------  ------------------
                                        Feb. 28,  Feb. 28,  Feb. 28,  Feb. 28,
                                          1999      1998      1999      1998
   (In thousands)                       --------  --------  --------  --------
   Net Income.........................  $293,261  $215,077  $762,338  $410,872
   Foreign Currency Translation
    Losses............................    (8,893)  (14,079)   (2,153)  (23,529)
   Unrealized Gains (Losses) on Equity
    Securities........................        (7)        6       (26)        6
                                        --------  --------  --------  --------
   Total Comprehensive Income.........  $284,361  $201,004  $760,159  $387,349
                                        ========  ========  ========  ========

4. SUBSIDIARY STOCK TRANSACTIONS

During November 1997, Oracle Corporation Japan ("Oracle Japan"), a majority-owned subsidiary of the Company issued and sold 944,200 new shares of its common stock at approximately $26 per share to a third party. As part of the stock purchase agreement, the third party was given an option to put these shares to the Company in the event that an initial public offering did not take place before December 1999. The put price was equal to the purchase price plus interest, as defined in the stock purchase agreement. As a result of the original put option, the Company recorded the proceeds from the sale as minority interest. In conjunction with the initial public offering of Oracle Japan, discussed in the following paragraph, the put option expired and the Company recorded a credit to equity in the amount of $18,129,000, net of deferred taxes of $10,000,000, in the accompanying condensed consolidated balance sheets, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, Oracle Japan, issued and sold 4,570,000 shares of common stock at approximately $57 per share in an initial public offering in Japan. In connection with this offering, Oracle Japan received cash proceeds of $248,811,000, net of issuance costs of $13,833,000. The Company's ownership interest in Oracle Japan was reduced from 90.78% to 84.94% following the issuance and sale of the aforementioned shares. The Company has recorded a credit to equity of $133,100,000, net of deferred taxes of $73,700,000, in the accompanying condensed consolidated balance sheets reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, subsequent to the initial public offering, the Company sold 250,000 of its existing shares of Oracle Japan's common stock at approximately $99 per share. In connection with this sale, the Company received cash proceeds of $24,969,000. The Company's ownership interest in Oracle Japan was reduced from 84.94% to 84.59% following the sale of the aforementioned shares. The Company recorded a gain from this sale of $24,457,000 in the accompanying condensed consolidated statement of operations.

5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Results of Operations

Total revenues increased 19% in the third quarter and 24% in the first nine months of fiscal 1999 as compared to the corresponding periods in fiscal 1998. Total revenues in local currency increased 19% in the third quarter and 26% in the first nine months of fiscal 1999 as compared to the corresponding periods in fiscal 1998. Domestic revenues increased 14% and 28%, while international revenues increased 23% and 21% in the third quarter and first nine months of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. International revenues expressed in local currency increased by approximately 23% and 24% in the third quarter and first nine months of fiscal 1999, respectively, as compared to the corresponding periods in fiscal 1998. Revenues from international customers were approximately 52% and 50% of total revenues in the third quarters of fiscal 1999 and 1998, respectively, and 51% and 52% of total revenues in the first nine months of fiscal 1999 and 1998, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                  Three Months Ended           Nine Months Ended
                             ---------------------------- ----------------------------
                              Feb. 28,          Feb. 28,   Feb. 28,          Feb. 28,
                                1999    Change    1998       1999    Change    1998
   (In thousands)            ---------- ------ ---------- ---------- ------ ----------
   Licenses and other......  $  825,738    7%  $  774,521 $2,175,631   12%  $1,950,529
   Percentage of revenues..    39.7%             44.3%      37.0%             41.2%
   Services................  $1,253,181   29%  $  974,236 $3,708,343   33%  $2,780,784
   Percentage of revenues..    60.3%             55.7%      63.0%             58.8%
     Total revenues........  $2,078,919   19%  $1,748,757 $5,883,974   24%  $4,731,313

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in the third quarters of fiscal 1999 and 1998, respectively, and 3% and 4% of total license and other revenues in the first nine months of fiscal 1999 and 1998, respectively. License revenues, excluding other revenues, grew 7% and 13% in the third quarters of fiscal 1999 and 1998, respectively, and 12% and 10% in the first nine months of fiscal 1999 and 1998, respectively. Database license revenues, which include server and tools revenues, grew 7% and 10% in the third quarters of fiscal 1999 and 1998, respectively, and 13% and 5% in the first nine months of fiscal 1999 and 1998, respectively. Applications revenues grew 5% and 30% in the third quarters of fiscal 1999 and 1998, respectively, and 8% and 33% in the nine months ended February 28, 1999 and 1998, respectively. The license revenue growth rate decreased during the third quarter of fiscal 1999 as compared to the corresponding period in fiscal 1998 due to unusually strong domestic license revenues during the third quarter of fiscal 1998 and an overall decline in demand in the Enterprise Resource Planning segment of the software industry. The higher license revenue growth rate experienced in the first nine months of fiscal 1999 is primarily due to stronger demand for the Company's database products, the introduction and market positioning of new products and versions which have stimulated demand for the Company's products, as well as a stabilization of growth rates in certain Asian countries, partially offset by the decline in growth rates in the Enterprise Resource Planning segment of the software industry.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 47%, 45% and 8% of total services revenues, respectively, during the third quarters of fiscal 1999 and 45%, 46% and 9%, respectively, during the first nine months of fiscal 1999. Support revenues grew 30% and 35% in the third quarters of fiscal 1999 and 1998, respectively, and 31% and 37% in the first nine months of fiscal 1999 and 1998, respectively. Consulting services revenues grew 31% and 51% in the third quarters of fiscal 1999 and 1998, respectively, and 40% and 50% in the first nine months of fiscal 1999 and 1998, respectively. Education services revenues grew 8% and 31% in the third quarters of fiscal 1999 and 1998, respectively, and 14% and 27% in the first nine months of fiscal 1999 and 1998, respectively. The decrease in the support revenues growth rate is primarily attributed to the decrease in the license revenue growth rate experienced in fiscal 1998 and the first nine months of fiscal 1999 as compared to prior periods. While the support revenue growth rate has slowed, support revenues overall have increased, reflecting the continued increase in the installed base of the Company's products under support contracts. The support revenues growth rates will continue to be affected by the overall license revenue growth rates. The decrease in the consulting and education services revenue growth rates experienced in the third quarter and first nine months of fiscal 1999 is primarily due to the decrease in the applications license revenue growth rates beginning in the second quarter of fiscal 1998. The consulting and education revenue growth rates are expected to continue to decrease in the fourth quarter of fiscal 1999 as compared to the prior year corresponding period.

OPERATING EXPENSES:

                                Three Months Ended         Nine Months Ended
                             ------------------------ ----------------------------
                             Feb. 28,        Feb. 28,  Feb. 28,          Feb. 28,
                               1999   Change   1998      1999    Change    1998
   (In thousands)            -------- ------ -------- ---------- ------ ----------
   Sales and marketing ....  $566,756   --   $567,619 $1,668,586   8%   $1,545,560
   Percentage of revenues..   27.3%           32.5%     28.4%             32.7%
   Cost of services........  $792,023   35%  $586,398 $2,251,160  40%   $1,603,196
   Percentage of revenues..   38.1%           33.5%     38.3%             33.9%
   Research and development
    (1)....................  $209,798   14%  $184,106 $  598,099  13%   $  526,990
   Percentage of revenues..   10.1%           10.5%     10.2%             11.1%
   General and
    administrative.........  $103,663   12%  $ 92,361 $  299,546  20%   $  249,258
   Percentage of revenues..    5.0%            5.3%      5.1%              5.3%
   Acquired in-process
    research and
    development............  $    --         $    --  $      --    *    $  167,054
   Percentage of revenues..       --              --         --            3.5%

  --------
   *Not meaningful

  (1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.4% and 0.7% of total revenues during the third quarters of fiscal 1999 and 1998, respectively, and 0.4% and 0.6% of total revenues in the first nine months of fiscal 1999 and 1998, respectively.

International expenses were favorably affected in the first nine months of fiscal 1999 when compared to the corresponding period in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was negative since the negative effect on revenues was greater than the positive effect on expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses as a percentage of both total revenues and license revenues decreased in the third quarter and first nine months of fiscal 1999 when compared to the corresponding periods in fiscal 1998. The decrease in the third quarter of fiscal 1999 was primarily due to revisions made in the third quarter of fiscal 1999 to certain prior fiscal year compensation related and other sales related accruals that resulted from changes in the amounts of estimated liabilities required. The decrease in the first nine months of fiscal 1999 as compared to the prior corresponding period was also affected by controls over headcount growth and spending. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 63% and 60% in the third quarter of fiscal 1999 and 1998, respectively, and 61% and 58% in the first nine months of fiscal 1999 and 1998, respectively. The increase in the cost of services as a percentage of services revenues was due primarily to lower consulting and education utilization rates, as a result of slower than anticipated revenue growth. The Company expects that cost of services will continue to increase as a percentage of service revenues in the fourth quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 primarily due to lower consulting and education utilization rates.

Research and Development Expenses. Research and development expenses for the third quarters of fiscal 1999 and 1998 would have been 11% of total revenues, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 11% and 12% in the third quarter and first nine months of fiscal 1999 (14% and 13% after the adjustment for software capitalization), as compared to 36% and 35% in the corresponding periods in fiscal 1998 (33% and 35% after the adjustment for software capitalization). The lower expense growth rate in the third quarter and first nine months of fiscal 1999 was due to controls over headcount growth after a significant investment in research and development personnel during the corresponding periods in fiscal 1998 and fiscal 1997. The Company capitalized $9,261,000 and $12,526,000 of software development costs during the third quarter of fiscal 1999 and 1998, respectively, and $24,186,000 and $29,863,000 in the first nine months of fiscal 1999 and 1998, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $9,139,000 and $12,738,000 in the third quarter of fiscal 1999 and 1998, respectively, and $24,208,000 and $30,027,000 in the corresponding nine month period of fiscal 1999 and 1998, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues decreased in the third quarter and first nine months of fiscal 1999 as compared to the corresponding periods in fiscal 1998, primarily due to higher revenue levels, controls over expenses and productivity improvements.

Acquired In-Process Research and Development. In the third quarter of fiscal 1997, the Company acquired Datalogix International, Inc. ("Datalogix") for approximately $82,000,000 in cash. In the first quarter of fiscal 1998, the Company completed the acquisition of Treasury Services Corporation ("TSC") for approximately

$110,000,000 in cash, and converted the outstanding TSC stock options to stock options to purchase the Company's stock at a value of approximately $8,967,000. In addition, the Company also merged its subsidiary, Network Computer, Inc. ("NCI") with Navio Communications, Inc. ("Navio"), a development stage company, in a stock-for-stock exchange valued at approximately $77,000,000. All of the acquisitions completed during fiscal 1997 and 1998 were accounted for using the purchase method. In connection with these acquisitions, the Company recorded acquired in-process research and development charges of $36,800,000 for Datalogix, $91,500,000 for TSC and $75,554,000 for Navio. The Company is primarily responsible for estimating the fair value of acquired in-process research and development. There have been no acquisitions involving acquired in-process research and development charges in fiscal 1999.

Overall Valuation Methodology

Independent valuations of Datalogix, TSC, and Navio were performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development ("in-process R&D"). Assets identified for each transaction varied slightly, but generally included in-process R&D, developed technology, assembled workforce, installed customer base, and goodwill. Datalogix, TSC and Navio are collectively referred to as the "Acquired Companies".

The valuation techniques employed in the appraisals were designed to properly reflect all intellectual property rights in the intangible assets, including core technology. The value of the developed technology was derived from direct sales of existing products including their contribution to in-process R&D. In this way, value was properly attributed to the engineering know-how embedded in the existing products that will be used in developmental products. The appraisals also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete.

Assets were identified through on-site interviews with management and a review of data provided by the Company and the Acquired Companies' management concerning the acquired assets, technologies in development, costs necessary to complete the in-process R&D, market potential, historical financial performance, estimates of future performance, and the assumptions underlying these estimates.

The following table presents the purchase price allocations associated with these acquisitions:

                                         Datalogix      TSC          Navio
                                        ----------- ------------  -----------
   In-process R&D...................... $36,800,000 $ 91,500,000  $75,554,000
   Developed Technology................  13,500,000   11,400,000          --
   Other Intangible Assets.............         --    24,700,000    1,750,000
   Installed Customer Base and Trade
    Names..............................   4,500,000    7,200,000          --
   Assembled Workforce.................   2,000,000    1,700,000      350,000
                                        ----------- ------------  -----------
   Total Intangible Assets.............  56,800,000  136,500,000   77,654,000
   Net Tangible Assets.................  25,200,000  (17,533,000)    (654,000)
                                        ----------- ------------  -----------
   Total Valuation..................... $82,000,000 $118,967,000  $77,000,000
                                        =========== ============  ===========

Purchased incomplete research and development projects were identified through extensive interviews and detailed analysis of development plans provided by management concerning the following:

  . Uniqueness of developmental work and the costs incurred

  . Critical tasks required to complete the project

  . Opportunities which were expected to arise from the project

  . Degree of leverage of the new technology on legacy technology

  . Risks associated with project completion

  . Assessment of types of efforts involved (hardware development, software development)

  . Length of time project was expected to be useful, and

  . Timing related to completion of projects and resources allocated to completion, including associated expenses

None of the in-process R&D value was associated with routine on-going efforts to enhance or otherwise improve on the qualities of the existing products. The Acquired Companies' engineers were developing advanced, next generation technologies that involved creating product designs and disparate technologies to form superior products. The in-process R&D value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. Discount rates which ranged from 20% to 50% consider the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were indeterminable at that time.

Stage of Completion

The appraisals included the valuation of each specific research and development project underway at the respective acquisition dates. In the months leading up to the purchases, the Acquired Companies had made significant progress in their R&D programs. However, due to the substantial time and effort necessary to produce these products in accordance with functional specifications, technological feasibility of the research and development projects had not yet been achieved. The acquired projects included next-generation versions of Datalogix's GEMMS and CIMPRO product families, TSC's TSER product family, as well as planned new products and technologies, and development work associated with Navio's Internet browser software. The efforts required to develop the purchased in-process technology of the Acquired Companies into commercially viable products principally related to the completion of planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features, and technical performance requirements. Anticipated completion dates for the projects in-process ranged from three to thirty months for Datalogix's projects, six to thirty-six months for TSC projects, and three to thirty-six months for Navio projects, at which dates the Acquired Companies expected to begin selling the developed software products. Remaining R&D expenditures were projected to be approximately $119,000,000 through the year 2000 ($36,000,000 for Datalogix, $49,000,000 for TSC, and $34,000,000 for Navio).

The resulting net cash flows from such projects were based on management's estimates of product revenues, operating expenses, research and development costs, and income taxes from such projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

As of the acquisition date, Datalogix was in advanced stages on adding functionality to the software's order entry system, logistics module, and manufacturing module. Likewise, important progress had been made on adding core functionality such as Internet capabilities, distributed database templates, and wireless data collection. These projects were designed to provide Datalogix with innovative product functionality and allow it to obtain a competitive advantage in the process manufacturing software segment. The existing technology, which was originally developed in the early 1990s, was expected to play a minor role in the product line going forward due to changing market and technological requirements. Costs related to the acquired R&D of Datalogix over the

18 months preceding the acquisition date totaled approximately $12,000,000, and mostly related to development of the in-process GEMMS projects. Costs in periods prior to June 1995 for the acquired R&D projects were not material.

In the case of TSC, changing market requirements and evolving Internet standards forced TSC to undertake R&D projects to re-develop its product line using a more flexible, three-tier software architecture. If successful, these R&D projects would provide innovative functionality that would allow TSC a substantial market advantage over its competition. As of the acquisition date, TSC had re-engineered the interface components between its products and completed preliminary designs and verification of the new architecture. Costs incurred on the in-process R&D projects over the 12 months preceding the acquisition date were approximately $10,000,000. Costs in periods prior to the twelve months preceeding the acquisition date, for the acquired R&D projects were immaterial. TSC was not able to leverage its developed technology to a large extent due to limitations in the existing software's structure that required fundamental re-development of all its software modules.

Navio's development team had made significant technological and creative strides in the development of its experimental Internet technologies as of August 1997. Navio had expended in excess of $9,000,000 on the acquired R&D since its inception in February 1996. As of the acquisition date, Navio was a development stage company with minimal product revenues and large net losses. Navio was entering the testing phase for two of its developmental products, NC Navigator 3.0 and TV Navigator 1.1. Historical revenues represented services and limited sales of a Netscape product sold as a test network computer browser on an experimental basis. This product was superseded by Navio's NC Navigator 3.0.

Alternative Future Use

Before the Company made the decision not to capitalize the value ascribed to in-process R&D, the projects were evaluated individually to determine if technological feasibility had been achieved and if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and uniqueness of the development efforts.

The Acquired Companies' technical activities were concentrated on the development of new product knowledge having specific commercial objectives, and efforts were focused on translating those applied research findings and other scientific know-how into commercially viable software products. In the case of Datalogix and TSC, the acquired R&D was related to software applications using proprietary code and routines designed specifically for the respective products. Likewise, Navio was developing experimental Internet technologies for which no market existed at the time of the acquisition. Due to their specialized nature, the in-process R&D projects had no alternative future uses, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

Continuing Efforts

The Company expects that the remaining acquired in-process research and development will be successfully developed, however, there can be no assurance that commercial viability of these projects will be achieved. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected and the value of the intangible assets relating to the acquisitions may become impaired. Commercial results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

OTHER INCOME, NET:

                                    Three Months Ended     Nine Months Ended
                                  ---------------------- ----------------------
                                   Feb.           Feb.    Feb.           Feb.
                                    28,            28,     28,            28,
                                   1999   Change  1998    1999   Change  1998
   (In thousands)                 ------- ------ ------- ------- ------ -------
   Other income, net............. $37,656  199%  $12,615 $88,475  29%   $68,837
   Percentage of revenues........  1.8%           0.7%    1.5%           1.5%

In February 1999, Oracle Japan, a majority-owned subsidiary of the Company, issued and sold Common Stock in an initial public offering in Japan. Subsequent to Oracle Japan's initial public offering, the Company sold a portion of its existing shares of Oracle Japan's common stock and recorded a gain of $24,457,000 in the third quarter of fiscal 1999. Excluding the effect of the sale of shares of Oracle Japan, other income, net was $13,199,000 and $64,018,000 for the third quarter and first nine months of fiscal 1999, respectively. Other income, net in the first nine months of fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for Navio. Excluding this credit of $25,726,000, other income, net for the first nine months of fiscal 1998 was $43,111,000. The increase in other income, net in the third quarter and first nine months of fiscal 1999 as compared to the corresponding periods in fiscal 1998, excluding the effects of the gain on sale of Oracle Japan's stock and the minority interest credit related to Navio, primarily relate to fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during the first nine months of fiscal 1998 related to the sale of certain securities.

PROVISION FOR INCOME TAXES:

                                Three Months Ended       Nine Months Ended
                             ------------------------ ------------------------
                             Feb. 28,        Feb. 28, Feb. 28,        Feb. 28,
                               1999   Change   1998     1999   Change   1998
   (In thousands)            -------- ------ -------- -------- ------ --------
   Provisions for income
    taxes................... $151,074  30%   $115,811 $392,720  32%   $297,220
   Percentage of revenues...   7.3%            6.6%     6.7%            6.3%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate for the third quarter and first nine months of fiscal 1999 was 34% as compared to a 35% tax rate in the corresponding prior year periods (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of the credit of $25,726,000 for minority interest in the first quarter of fiscal 1998).

NET INCOME AND EARNINGS PER SHARE:

                                  Three Months Ended       Nine Months Ended
                               ------------------------ ------------------------
                               Feb. 28,        Feb. 28, Feb. 28,        Feb. 28,
                                 1999   Change   1998     1999   Change   1998
   (In thousands)              -------- ------ -------- -------- ------ --------
   Net income................. $293,261  36%   $215,077 $762,338  86%   $410,872
   Percentage of revenues.....  14.1%           12.3%    13.0%            8.7%
   Earnings per share:
     Basic.................... $   0.20  33%   $   0.15 $   0.53  89%   $   0.28
     Diluted.................. $   0.20  43%   $   0.14 $   0.51  89%   $   0.27

Net income and diluted earnings per share in the first nine months of fiscal 1998 would have been $552,200,000 and $0.37 per share, respectively, excluding the financial statement effects of the acquisitions of TSC and Navio. This represents an increase of 38% for net income and diluted earnings per share in the first nine months of fiscal 1999 over the corresponding period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

                                                      Nine Months Ended
                                                 -----------------------------
                                                  Feb. 28,           Feb. 28,
                                                    1999     Change    1998
   (In thousands)                                ----------  ------ ----------
   Working capital.............................. $2,058,656   34 %  $1,530,809
   Cash and cash investments.................... $2,490,982   56 %  $1,599,571
   Cash provided by operating activities........ $1,071,035    9 %  $  978,937
   Cash used for investing activities........... $ (560,433) (11)%  $ (632,255)
   Cash used for financing activities........... $ (279,350)  18 %  $ (237,087)

Working capital increased in the first nine months of fiscal 1999 over the corresponding period in fiscal 1998, due to increased cash flow from operations and cash received from the initial public offering of Oracle Japan (See Note 4 of the Notes to the Condensed Consolidated Financial Statements), partially offset by the repurchase of the Company's Common Stock and cash used for other investing activities.

The Company generated higher positive cash flows from operations in the first nine months of fiscal 1999 over the corresponding period of fiscal 1998 (excluding the effect of the initial public offering of Oracle Japan and the charges for in-process research and development) due primarily to improved profitability.

Cash used for investing activities decreased in the first nine months of fiscal 1999 as compared to the corresponding prior year period due to changes in the levels and maturities of cash investments, cash generated from the sale of stock in Oracle Japan and cash used for acquisitions. In each period, the Company made significant investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

Since July 1992, the Company's Board of Directors has approved the cumulative repurchase of up to 189,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 9,165,762 shares of the Company's Common Stock for approximately $187,066,000 during the third quarter of fiscal 1999. As of February 28, 1999, the Company had repurchased a total of 147,731,817 shares of the Company's Common Stock for approximately $2,079,697,000. In fiscal 1999, the Company has used cash flow from operations to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At February 28, 1999 the Company also had other outstanding debt of approximately $6,741,000 primarily in the form of other notes payable and capital leases.

During fiscal 1998 and the first quarter of fiscal 1999, as part of its authorized stock repurchase program, the Company sold put warrants and purchased call options through private placements. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy on a specified day one share of the Company's Common Stock at a specified price. As of February 28, 1999, the Company had a maximum potential obligation under the put warrants to buy back 26,136,000 shares of its Common Stock for prices ranging from $11.17 to $16.57 per share for an aggregate price of approximately $375,285,000. The put warrants will expire at various dates through January 2000. As of February 28, 1999, the Company had the right to purchase under the call options up to a maximum of 13,068,000 shares of its Common Stock at prices ranging from $13.89 to $20.12 per share for an aggregate price of approximately $230,293,000. The call options will expire at various dates through January 2000. During the third quarter of fiscal 1999, the Company exercised call options for 5,968,000 shares at an average price of $14.58.

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

The Company experienced a deceleration in license and services revenue growth rates in the third quarter of fiscal 1999. There can be no assurances that license or services revenue growth rates will not continue to decrease in the near term.

In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in its applications business where the Company has experienced uneven revenue growth in the first three quarters of fiscal 1999. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SPO No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on the Company's revenue. However, the accounting profession is currently reviewing certain provisions of SOP 97-2, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of this review and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial condition.

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

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial condition if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

International Sales. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the risks attendant thereto, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. The Company experienced a large decline in revenue growth rates in the Asia Pacific region during fiscal 1998 in part due to the economic difficulties that occurred throughout this region. Although the Company has experienced some recovery in revenue growth rates in the Asia Pacific region in fiscal 1999, there can be no assurances that the economies in this region will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Although changes in the value of major foreign currencies relative to the value of the U.S. dollar did not adversely affect revenues and operating results this quarter, changes in the value of major foreign currencies relative to the value of the U.S. dollar have generally adversely affected revenues and operating results in the past and could continue to do so if the U.S. dollar strengthens relative to local currencies.

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

Year 2000. This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company has established a program to address the impact of the year 2000 date transition on its operations globally. In 1997, the Company established a year 2000 program office, and a Global Program Manager was appointed to coordinate existing projects and to oversee management and execution of the Company's plan to address year 2000. The year 2000 program is sponsored by the Chief Financial Officer, the Chief Information Officer, and the General Counsel of the Company; this executive steering committee regularly reviews progress with the Global Program Manager. Status is reported regularly to the Finance and Audit Committee of the Company's Board of Directors.

State of Year 2000 Readiness. The Company believes it has adopted standard industry practices in preparing its internal operations for the year 2000 date change. The Company's year 2000 internal readiness program covers several phases: taking inventory of hardware, software, and embedded systems; assessing business and customer satisfaction risks associated with such systems; creating action plans to address known risks; executing and monitoring action plans; and contingency planning. Action plans generally consist of assessing the year 2000 readiness of systems; repairing, replacing, or retiring systems that are not year 2000 ready, or retaining low-risk systems; and testing repaired or replaced systems. The readiness program encompasses information technology hardware and software systems such as communications systems, desktop PCs, and custom-built software programs, as well as systems with embedded technology, such as power generators, temperature controls, alarms, security systems, and elevators.

The Company's year 2000 program also addresses third party vendors. Certain third party services or products are critical to the continued day-to-day operation of the Company, including telecommunications services, electric power and other utilities, and shipping services. If such a vendor suffers a business interruption from the year 2000 date change, it could cause the Company to also suffer a business interruption. The Company has sent detailed questionnaires to vendors asking them to certify year 2000 readiness as to the products and services they supply, as well as their own internal compliance programs. If the Company determines that a vendor's product will not be compliant, or that the cost of a compliant solution is excessive, alternative solutions are developed.

The Company expects to substantially complete year 2000 readiness preparations by the end of June 1999, and to continue extensive testing throughout 1999. The status of the Company's readiness efforts, as described above, is as follows: inventory substantially complete; risk assessment substantially complete; readiness assessment of systems substantially complete; repair or replacement expected to be substantially complete by the end of June 1999; testing expected to be substantially complete by the end of June 1999, but expected to continue throughout calendar year 1999; contingency planning expected to be complete by the end of August 1999.

Risks Associated with Year 2000 Issues. A significant amount of the demand the Company has experienced in recent years for applications software may have been generated by customers replacing and upgrading applications in order to accommodate the year 2000 date change. In addition, as the year 2000 approaches, customers may slow down computer software purchases as they devote more time to preparing and testing their systems for year 2000 readiness, versus evaluating and implementing new systems. Thus, the software industry and the Company may experience a significant deceleration from the strong annual growth rates historically experienced in the applications software marketplace.

The Company has designed and tested the most current versions of its products to be year 2000 compliant. Further, for several of its key product lines, the Company has successfully completed, or is in the process of completing, the year 2000 certification program administered by the Information Technology Association of America. There can be no assurances, however, that the Company's current products do not contain undetected year 2000 defects. The most reasonably likely worst case scenarios would include the partial failure of a widely-sold Company product that is of mission-critical importance to the Company's customers. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. However, because of the unprecedented nature of such litigation, it is uncertain to what extent the Company could be affected by it.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, and (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Such a scenario could have a material adverse impact on the Company. In addition, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by the failure of services provided by third parties, such as electrical power, telecommunications services, and shipping services. Due to the impossibility of knowing what failures generally will result from the year 2000 date change (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), and what effects such failures could have on third party vendors, the Company is unable to assess the likelihood of a material adverse impact on its results of operations, liquidity, or financial condition due to such Year 2000 failures.

The Company anticipates that it will experience a significant increase in calls to customer support from customers seeking Year 2000 product information; information on migrating from older, noncompliant products to compliant products; and assistance in handling other Year 2000 issues. The Company is currently developing a program to enable it to handle the expected increase in calls. The Company may incur significant costs in connection with this program. Among other things, the Company anticipates that it will be required to reassign consultants to the customer support organization on an interim basis, which could cause a decrease in consulting revenues. Such costs or lost revenues cannot be estimated until the program planning is complete.

Contingency Planning. The Company is preparing a comprehensive contingency plan to address failures caused by the year 2000 date change. The contingency plan will address, among other things, access to alternative third party vendors for services and products such as shipping and manufacturing materials, manual "work-arounds" for software and hardware failures, and substitution of hardware and software systems, if necessary. The Company is currently in the process of preparing its plan, and expects to complete the plan by the end of August 1999. However, the Company has already begun addressing potential and expected effects of the year 2000 date change, such as planning for increased support staffing in late 1999 and early 2000 for issues that arise. Such existing activities and plans will be incorporated into the contingency plan.

Costs of Addressing Year 2000 Issues. The Company is continually upgrading and improving its information technology systems and facilities, and the costs of addressing year 2000 issues are integrated into the budgets for each line of business, and systems and facilities upgrade activities. The Company therefore cannot provide any estimate as to costs, if any, it has incurred in addressing year 2000 issues above and beyond those costs associated with its upgrade program. In addition, the Company anticipates that it will incur significant costs in connection with its contingency planning, but such costs cannot be estimated until the contingency plan is complete. The Company does not believe that any such additional costs will have a material impact on its results of operations.

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

Management of Growth. The Company has a history of rapid growth. However, the Company has experienced slowing growth rates in a number of areas, including consulting and education services. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, accurately forecast revenues and control expenses. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial condition.

Sales Force Restructuring and Vertical Markets. The Company historically has relied heavily on its direct sales force. In fiscal 1998, the Company restructured its sales force to provide, among other things, specialized expertise within certain vertical markets and certain product areas. This transition resulted in a temporarily lack of focus and reduced productivity by the Company's sales force. Management has continued to address these transition issues in fiscal 1999 by making additional adjustments within the sales organization, though management believes that it has resolved the primary issues relating to the transition. There can be no assurances that transition issues associated with the restructuring will not recur or that revenue growth rates will not be adversely affected in future quarters.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including application servers, Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products."

Enforcement of the Company's Intellectual Property Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Possibility of Infringement Claims. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. In addition, the Company expects to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial condition could be materially adversely affected.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at February 28, 1999.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
   (In thousands)                                       ---------- -------------
   Cash and cash equivalents........................... $1,504,176     4.82%
   Short term investments (0-1 years).................. $  684,685     5.38%
   Long term investments (1-2 years)................... $  302,121     5.36%
                                                        ----------
   Total cash and investment securities................ $2,490,982
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at February 28, 1999 was immaterial to the Company's consolidated financial statements.

The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further discussion.

The Company's outstanding forward contracts and equity hedges as of February 28, 1999 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of February 28, 1999.

Table of Forward Contracts:

                                                                     Notional
                                                                     Weighted
                                                        Notional      Average
   Functional Currency                                   Amount    Exchange Rate
   -------------------                                ------------ -------------
   Australian Dollar................................. $  3,536,288      0.63
   Canadian Dollar...................................   36,045,658      1.50
   Danish Krone......................................    4,856,381      6.80
   Euro..............................................  191,079,800      1.10
   Irish Punt........................................    1,121,163      1.40
   Japanese Yen......................................    6,082,892    120.34
   New Zealand Dollar................................    1,857,800      0.53
   Norwegian Krone...................................    6,509,695      7.94
   Singapore Dollar..................................    1,281,305      1.72
   Swedish Krona.....................................   16,852,546      8.11
   Swiss Franc.......................................   23,199,193      1.44
   Thai Baht.........................................    4,544,240     37.41
   UK Pound..........................................  100,848,313      1.60
                                                      ------------
   Total............................................. $397,815,274
                                                      ============

Table of Equity Hedges:

                                                                     Notional
                                                                     Weighted
                                                        Notional      Average
   Functional Currency                                   Amount    Exchange Rate
   -------------------                                ------------ -------------
   Hong Kong Dollars................................. $ 10,035,501      7.97
   Japanese Yen......................................   14,966,106    113.59
   Swedish Krona.....................................   12,520,973      7.99
   UK Pound..........................................   12,661,275      1.69
                                                      ------------
   Total............................................. $ 50,183,855
                                                      ============

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

As of February 28, 1999, the Company had a maximum potential obligation under the put warrants to buy back 26,136,000 shares of Common Stock at prices ranging from $11.17 to $16.57 per share for an aggregate price of approximately $375,285,000. The put warrants will expire at various dates through January 2000.

As of February 28, 1999, the Company had the right to purchase up to a maximum of 13,068,000 shares of its Common Stock at prices ranging from $13.89 to $20.12 per share for an aggregate price of approximately $230,293,000. The call options will expire at various dates through January 2000. During the third quarter of fiscal 1999, the Company exercised call options for 5,968,000 shares at an average price of $14.58.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at February 28, 1999.


                                                                       Estimated
                                                       1999     2000     Fair
                                                     Maturity Maturity   Value
   (In thousands, except stock prices)               -------- -------- ---------
   Put Warrants:
     Shares.........................................   23,136   3,000
     Weighted average stock price................... $  14.07 $ 16.57
     Contract amount................................ $325,584 $49,700  $  3,201
   Call Options:
     Shares.........................................   11,568   1,500
     Weighted average stock price................... $  17.30 $ 20.12
     Contract amount................................ $200,113 $30,180  $262,872

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Three related lawsuits arising out of the same events are currently pending against the Company.

Shareholder class actions were filed in the California Superior Court for the County of San Mateo against the Company and its Chief Financial Officer and Chief Operating Officer on and after December 18, 1997. The same law firms that filed these actions also filed a nearly identical action against the same defendants in the United States District Court for the Central District of California on December 7, 1998. The class actions are all brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of federal and state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. The Company is seeking a stay of the state court class actions pending resolution of the federal action.

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's officers and directors. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and financial status while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and temporary and permanent injunctions requiring the defendants to relinquish their directorships. On January 15, 1999, the Court entered a stipulation and order staying the action until further notice.

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

                                     ORACLE CORPORATION

Dated: April 13, 1999                By: /s/ JEFFREY O. HENLEY
                                        ---------------------------------------
                                        Jeffrey O. Henley
                                        Executive Vice President and Chief
                                         Financial Officer

Dated: April 13, 1999                By: /s/ JENNIFER L. MINTON
                                        ---------------------------------------
                                        Jennifer L. Minton
                                        Vice President and Corporate
                                         Controller

Oracle Corporation

                               Index of Exhibits

   Exhibit # Exhibit Titles
   --------- --------------
   27.1      Financial Data Schedule