Form 10-K
period 1999-05-31
ORACLE CORP /DE/
filed 1999-08-30
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C., 20549

                               ----------------

                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 1999

                                      OR

    [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-14376

                               ----------------

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

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1999 was $40,840,922,554. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 31, 1999:
1,430,484,511.

Documents Incorporated by Reference:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 18, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.
 Item 1.   Business.....................................................     3

 Item 2.   Properties...................................................     9

 Item 3.   Legal Proceedings............................................    10

 Item 4.   Submission of Matters to a Vote of Security Holders..........    10

 Item 4A.  Executive Officers of the Registrant.........................    10

 PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    12

 Item 6.   Selected Financial Data......................................    12

 Item 7.   Management's Discussion and Analysis of Financial Position
           and Results of Operations....................................    12

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...    27

 Item 8.   Financial Statements and Supplementary Data..................    29

 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    29

 PART III.
 Item 10.  Directors and Executive Officers of the Registrant...........    29

 Item 11.  Executive Compensation.......................................    29

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................    29

 Item 13.  Certain Relationships and Related Transactions...............    29

 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    30

           Signatures...................................................    60

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

                                    PART I

Item 1. Business

General

Oracle Corporation ("Oracle" or the "Company") is the world's leading supplier of software for information management. The Company develops, manufactures, markets and distributes computer software that helps corporations manage and grow their businesses. The Company's software products can be categorized into two broad categories: systems software and business applications software. Systems software is a complete Internet platform to develop and deploy applications for computing on the Internet and corporate Intranets. The Internet platform includes database management systems and development tools, which enable users to create, retrieve and modify the various types of data stored in a computer system. Business applications software automates the performance of specific business data processing functions for customer relationship management, supply chain management, financial management, procurement, project management, and human resources management. The Company's principal products allow businesses to engage in commerce electronically and run on a broad range of computers, including mainframes, minicomputers, workstations, personal computers, laptop computers and information appliances (such as hand held devices and cell phones) and over 85 different operating systems, including UNIX, Windows, Windows NT, OS/390 and Linux. In addition to computer software products, the Company offers consulting, education, support, and systems integration services in support of its customers' use of its products. For customers who choose not to install their own applications, Oracle's Business On-Line offers a hosting service that delivers enterprise applications across a network that can be accessed using a browser.

The Company was incorporated on October 29, 1986 in connection with a re-incorporation of the Company's predecessor in Delaware, which was completed on March 12, 1987. The Company's former primary operating subsidiary, Oracle Corporation, a California corporation, was incorporated in June 1977. In May 1995, Oracle Corporation was merged into Oracle Systems Corporation, a Delaware corporation, whose name was changed to Oracle Corporation. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company is headquartered in Redwood City, California with approximately 44,000 employees worldwide. Its telephone number is (650) 506-7000.

Product Development Architecture

 Oracle Internet Platform

Oracle's primary product development platform is based on an Internet computing architecture. Internet computing is an architecture comprised of data servers, application servers and computers or devices running a web browser. Typically, data servers and application servers that store and process the information are managed by professional information technology ("IT") managers. Internet computing centralizes business information and applications, allowing them to be managed more easily and efficiently. IT managers update data or applications in one location, and from any client computer, the end users automatically gain access to the most current business data and applications. This is in contrast to a client-server architecture in which each client computer must run and manage its own applications, and must be updated every time an application changes. The Company believes that the design of its software for Internet computing improves network performance and helps organizations decrease installation, maintenance and training costs associated with information technology. Oracle's Internet computing architecture is based on open standards-based interfaces and protocols to promote flexibility.

 Electronic Business

The Company believes that electronic commerce (the exchange of goods and services electronically) is revolutionizing businesses by providing a relatively low cost means of distributing products and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. As organizations are changing the way employees work, communicate, share knowledge and deliver value, the Company believes that to remain competitive, companies need to develop and deploy web-based business and commerce applications on the Internet.

 Research & Development

The Company continually enhances its existing products and develops new products to meet its customers' changing requirements as well as to expand its product base. Research and development expenditures were 10% of total revenues in fiscal 1999 and 11% of total revenues in fiscal 1998 (in each case prior to the effect of amounts capitalized in accordance with Statements of Financial Accounting Standards ("SFAS") No. 86.) As a percentage of license revenues, research and development expenditures were 24% in both fiscal 1999 and 1998 (prior to the effect of amounts capitalized in accordance with SFAS No. 86).

Major Product Families

 Systems Software

The Oracle8i relational database management system ("DBMS"), the key component of Oracle's Internet platform, enables storing, manipulating and retrieving relational, object-relational, multi-dimensional and other types of data. Oracle8i is a database specifically designed as a foundation for Internet development and deployment, extending Oracle's technology in the areas of data management, transaction processing and data warehousing to the new medium of the Internet. Built directly inside the database, Internet features, such as a Java Server (Jserver), Internet File System (iFS), Internet Directory, Internet Security, Intermedia, help companies and developers build applications that lower costs, enhance customer and supplier interaction, and provide global information access across different computer architectures and across the enterprise. In addition to Internet architecture, Oracle8i supports traditional client/server applications and architecture.

In June 1997, the delivery of Oracle8 enhanced capabilities that allow users to manage unstructured information such as text, spatial, video, messaging, multi-dimensional data as well as object-relational information. Oracle8 is based on an advanced scalable architecture and operates on a wide range of hardware and operating systems. Key new features included object-relational technology, data partitioning, server-managed back-up and recovery, advanced queuing, heterogeneous services, index-only tables and binary large objects.

Oracle8i Lite is the Company's mobile database for Internet computing. This gives customers a less complex database than Oracle8i that requires no administration and can be used to temporarily store data and applications to be replicated back to Oracle8i. Oracle8i Lite is a complete and comprehensive platform for building, deploying and managing mobile applications that principally run on laptops and information appliances such as hand held devices, cell phones, smart phones, pagers, smart cards and television set top boxes.

With the introduction of its Internet computing architecture, the Company introduced Oracle Application Server, an open-software platform for developing, deploying and managing distributed software application programs. Oracle Application Server provides the infrastructure necessary to run today's Internet-computing applications while based on all generation languages (Enterprise Java Beans, Java CORBA server-side components, C/C++, Java, PL/SQL, COBOL) applications. Oracle Application Server allows distributed transaction processing with large numbers of users and data while improving performance and lowering incremental deployment and maintenance costs.

 Application Development Tools

The Company provides application development tools supporting different approaches to software development for deployment running a web browser. For a model-based approach to development, Oracle offers two products: Oracle Designer and Oracle Developer. Oracle Designer allows business processes to be visually modeled and enterprise database applications to be generated. Oracle Developer is a fourth generation language development tool for building database applications that can be deployed, unchanged, in both Internet-based environments and client/server. For Java programmers, Oracle offers Oracle Jdeveloper, a Java development tool suite for building enterprise applications for use on the Internet. The Oracle Jdeveloper suite provides a complete Java development environment for developing and deploying applications from Java and HTML clients to server-based business components across the enterprise. Oracle WebDB is a solution for building, deploying and monitoring web database applications and content-driven Web sites. By combining an HTML interface with a complete set of browser-based HTML tools, Oracle WebDB enables users to develop Web database applications quickly and easily.

 Internet Business Applications and Business Intelligence Tools

With the introduction of the Internet and Java-based programs, application modules can be Internet-enabled to allow users to access information or use the applications through a simple Internet browser on any client computer. Oracle Applications Release 11.0 offers a fully Internet-enabled application. Most application software automates just the "back office" (enterprise resource planning ("ERP"): financial, manufacturing, supply chain, procurement and human resources applications enabling a company to manage business information) or just the "front office" (customer relationship management ("CRM"): customer interfacing applications for sales, marketing, service, and call center functions). Oracle's Internet Business Solutions integrate the back office and front office of a company's business and capture information needed to provide a substantially complete view of a company's activities. Oracle's flexible and open applications architecture enables customers to tailor Oracle Applications with minimal programming and integrate them with third party and legacy systems.

Oracle's Internet business applications for ERP consist of over 50 integrated software modules to automate business functions such as financial management, supply chain management, procurement, manufacturing, project systems and human resources applications for large and midsized commercial and public sector organizations throughout the world. These applications combine business functionality with innovative technologies, such as workflow and data warehousing, to build enterprise-wide solutions. In addition, Oracle currently provides or is in the process of developing industry solutions for the Consumer Packaged Goods, Energy, Telecommunications, Government/Higher Education, Industrial, Financial Services and other industries.

Oracle's Internet business applications for the front office consist of more than 35 integrated software modules for CRM. These applications help automate and improve a company's business processes associated with managing customer relationships in the areas of sales, marketing, customer service and support and call centers. Oracle's CRM applications allow multi-channel customer interactions over the Internet, such as through a call center, istore (an internet-based storefront used for selling products and services directly to customers over the web) and face-to-face, thereby helping to maximize the use of technology to improve customer relationships. Integrated with Oracle's back office applications, Oracle's CRM products also allow enterprises to coordinate global sales forecasting and lead generation with order capture capabilities to help increase the overall efficiency of running a business.

Oracle also provides a family of applications that have been specifically designed for occasional users, Oracle Self-Service Applications. These applications enable customers to lower the cost of their business operations by providing their customers, suppliers and employees with self-service access to both transaction processing and selected business information using open, Internet standards. Some of these applications also automate the process of procuring and managing inventories of goods and services that a business requires.

In conjunction with Oracle Applications Release 11.0, Oracle's Business Intelligence System offers integrated reporting, decision support, and a corrective action system targeted to managers, business analysts and executives. Using ad hoc reporting and focused analytical applications, managers and analysts can discover business trends and enhance business decision making to increase the likelihood of obtaining the desired outcome. Oracle's Business Intelligence System works with Oracle's data warehousing server products, business intelligence tools such as Discoverer and includes products such as Oracle Financial Analyzer and Oracle Sales Analyzer.

Services

 Consulting, Education and Support Services

In most of Oracle's sales offices around the world, the Company has trained consulting and education personnel who offer consulting and education services that help customers realize the potential of the Company's products in meeting their information management needs. Consultants and instructors supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products and to ensure that customers have the necessary training to use the Company's products. Consulting revenues represented approximately 27%, 25% and 20% of total revenues in fiscal 1999, 1998 and 1997, respectively and education revenues represented approximately 5%, 6% and 6% of total revenues in fiscal 1999, 1998 and 1997, respectively.

The Company offers a wide range of support services that include on-site, telephone or Internet access to support personnel as well as software updates. Telephone support is provided by local offices, as well as Oracle's five global support centers located around the world. Pricing of the Company's support services is generally based on the level of support services provided and the number of users authorized to access the Company's software products and include update rights for products currently licensed. Support revenues represented approximately 27%, 25% and 23% of total revenues in fiscal 1999, 1998 and 1997, respectively.

Marketing and Sales

 Key Market Segments

The Company has identified two key market segments where its products are sold; the enterprise business market and the general business market. The enterprise business market segment is defined by the Company as those businesses with total revenues of $500 million and above. In the enterprise business market segment, the Company believes that the most important considerations for end user software customers are performance, functionality, product reliability, ease of use, quality of technical support and total cost of ownership, including initial price and deployment costs as well as ongoing maintenance costs. The general business market segment is defined by the Company as those businesses with total revenues of $500 million and below. In the general business market segment, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes effectively in each of these markets, although the competition is intense in each market.

 Direct and Indirect Sales Organization

In the United States, the Company markets its products and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City,

California, and in field offices that, as of May 31, 1999, were located in approximately 90 metropolitan areas within the United States.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 60 subsidiaries. These subsidiaries license and support the Company's products both within their local countries and certain other foreign countries where the Company does not operate through a direct sales subsidiary.

The Company also markets its products through indirect channels, which are called Oracle Alliance partners. The partners include value-added relicensors, hardware providers, systems integrators and independent software vendors that combine the Oracle relational DBMS, application development tools and business applications with computer hardware or software application packages for redistribution.

Additionally, the Company markets its products through independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

As of May 31, 1999, in the United States, the Company employed 15,649 sales, service and marketing employees, while the international sales, service and marketing groups consisted of 18,401 employees.

Revenues from international customers (including end users and resellers) amounted to approximately 49%, 50% and 53% of the Company's total revenues in fiscal 1999, 1998 and 1997, respectively. See Note 11 of Notes to Consolidated Financial Statements for a summary of the Company's operating segments and geographic information.

 Partner Program

The Oracle Partner Program allows Oracle to pursue new business opportunities with partners as well as direct customers. The types of partners in the Oracle Partner Program are consultants, education providers, Internet service providers, network integrators, resellers, Independent Software vendors and system integrators. Partners can join the Oracle Technology Network (OTN), a program specifically designed for the Internet developer community. Oracle provides the technology, education, and technical support that enable a partner to effectively integrate Oracle products into its business. The combination of Oracle technology and a partner's expertise broadens the Company's exposure in new markets, such as the Internet.

 Hosted Business Services

Oracle's Business On-Line is a new service that delivers enterprise applications and technology across a network, hosted in a professionally managed environment. With a simple browser and network connection, companies can access Oracle's Internet applications at costs significantly lower than traditional deployment. While the customer typically owns the applications, Oracle owns the hardware, manages the application and server architecture, maintains and upgrades software and provides customer support for back-end operations.

Oracle's Business On-Line provides companies with immediate access to the benefits of enterprise-class applications; allows companies to more efficiently access enterprise applications by reducing customers' needs to build and maintain complex technology; and, leverages Oracle's complete software architecture and infrastructure for supporting applications hosting.

Competition

The computer software industry is intensely competitive and rapidly evolving. Historically, the Company has competed in various markets including the database, applications development tools, business applications and services sectors. The principal software competitors in the enterprise DBMS marketplace are International Business Machines Corporation, Sybase, Inc. and Informix Corporation. In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors, including Microsoft Corporation. In the data warehousing market, the Company's On-Line Analytical Processing ("OLAP") products compete with those of Business Objects, S.A., Cognos, Inc. and Hyperion Solutions. In the business applications software market, competitors include J.D. Edwards, Baan, Peoplesoft Inc., and SAP Aktiengeschellschaft. In the tools applications software market, competitors include Microsoft Corporation, International Business Machines Corporation, Sybase, Inc. and Rational Software Corporation. The Company continues to compete in these traditional markets as well as in some new, rapidly expanding markets like the CRM and Strategic Procurement marketplaces where Oracle competes with Siebel Systems, Inc. and Ariba, Inc., respectively.

Product and Services Revenues

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of concurrent or named users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, the license term or the number of power units (processing power.) Fees from licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the license software. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance partners (value-added relicensors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance partner. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

In general, the Company prices its support services based on the level of support services provided and the number of users authorized to access the Company's software products. Most customers purchase support initially and renew their support agreements annually. Support usually consists of two parts: (1) technical support, including telephone consultation on the use of the products and problem resolution; and (2) updates for software products and end user documentation. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period.

Revenues related to consulting and education services to be performed by the Company generally are recognized over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues and expenses reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

Product Protection

The Company relies on a combination of trade secret, copyright, patent, trademark and other proprietary or intellectual property rights laws, license agreements and technical measures to protect its rights in its software products. The Company owns over 100 issued patents and has numerous patent applications pending before the United States Patent and Trademark Office.

The Company has registered "ORACLE" as a trademark in the United States and in over 110 foreign countries and has additional registrations pending. The Company also has registered over 65 other trademarks in the United States for other product names and also has registration applications pending for products and services names in the United States and foreign countries.

The Company's products generally are licensed to end users on a "right to use" basis pursuant to a nontransferable perpetual license that restricts the use of the products to the customer's operations based on some factor used to approximate the customer's usage of the products, such as the number of computers or the number of users. Although the Company's license agreements prohibit a customer from disclosing the proprietary information contained in the Company's products to any other person, it is technologically possible for competitors of the Company to copy aspects of the Company's products in violation of the Company's rights. The Company's products are generally licensed pursuant to signed license agreements, or may be licensed pursuant to "shrink-wrap" licenses that are not signed by the licensee. The enforceability of such shrink-wrap licenses has not been conclusively determined in all jurisdictions. The Company also distributes certain of its products through the Internet pursuant to on-line licenses that are acknowledged by the licensee. The enforceability of such licenses has not yet been determined by the courts. In addition, the laws of certain foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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

Employees

As of May 31, 1999, the Company employed 43,800 full-time persons, including 33,056 in sales and services, 994 in marketing, 5,781 in research and development and 3,969 in general and administrative positions. Of such employees, 21,670 were located in the United States and 22,130 were employed in approximately 60 other countries.

None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Properties

The Company's headquarters facilities consist of approximately 2,300,000 square feet of office facilities in Redwood City, California, of which 1,700,000 square feet is located in seven buildings. The Company owns two of the buildings, and as discussed in Footnote 2 of Notes to the Consolidated Financial Statements, has recorded four buildings as capital leases and has an option to acquire the remaining building. The Company also owns the land under each of these seven buildings. The Company has purchased land in Belmont, California, adjacent to the Company's headquarters facilities, and has started construction of a 175,000 square feet facility.

In addition, the Company owns land in New Hampshire, the United Kingdom, India and Australia and has constructed facilities of 72,000 square feet in New Hampshire and 315,000 square feet for its United Kingdom headquarters. Construction is underway for an additional 50,000 square feet in the United Kingdom, 75,000 square feet in India and 113,000 square feet in Australia.

The Company has entered into a collateralized lease agreement with options to purchase land and future or existing facilities in California, Virginia and Colorado. Under these lease agreements, the Company leases a 260,000 square foot building in Redwood City, California, a 100,000 square foot building in Rocklin, California and a 200,000 square foot building in Reston, Virginia. A facility is also under construction in Colorado Springs, Colorado, for 180,000 square feet. Additional land is available at all of the aforementioned sites for future expansion.

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

Item 3. Legal Proceedings

The material set forth in Footnote 13 of Item 14(a)(1) of this Form 10-K is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The executive officers of the Company are as follows:

      Name                  Office(s)
      ----                  ---------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board
   Raymond J. Lane......... President, Chief Operating Officer and Director
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer and Director
   Randall Baker........... Executive Vice President, Support Services
   Gary Bloom.............. Executive Vice President
   Pier Carlo Falotti...... Executive Vice President, Europe, Middle East and Africa
   Jay H. Nussbaum......... Executive Vice President, Service Industries
   George J. Roberts....... Executive Vice President, North American Sales
   Edward J. Sanderson..... Executive Vice President, Consulting and Latin American Division
   Daniel Cooperman........ Senior Vice President, General Counsel and Secretary
   Jennifer L. Minton...... Vice President and Corporate Controller

Mr. Ellison, 54, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is co-chairman of California's Council on Information Technology. He is also a director of Liberate Technologies, a computer software company, SuperGen, Inc., a pharmaceutical company, as well as Apple Computer, Inc., a computer company.

Mr. Lane, 52, has been President and Chief Operating Officer of the Company since July 1996. Mr. Lane served as Executive Vice President of the Company and President of Worldwide Operations from October 1993 to June 1996 and has been a Director since June 1995. He served as a Senior Vice President of the Company and President of Oracle USA from June 1992 to September 1993. Before joining Oracle, Mr. Lane served as Senior Vice President and Managing Partner of the Worldwide Information Technology Group at Booz-Allen & Hamilton from July 1986 to May 1992. He served on the Booz-Allen & Hamilton Executive Committee and its Board of Directors from April 1987 to May 1992. Mr. Lane is also a member of the Board of Trustees of Carnegie Mellon University and serves on the Board of Directors of Special Olympics International. Mr. Lane is a director of Marimba, Inc., a computer software company.

Mr. Henley, 54, has been Executive Vice President and Chief Financial Officer of the Company since March 1991 and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is a director of Liberate Technologies, a computer software company.

Mr. Baker, 55, has been Executive Vice President, Support Services since October 1998, and Senior Vice President of Worldwide Customer Support of the Company since June 1994. Prior to joining Oracle, Mr. Baker served as Vice President of Worldwide Customer Support and Services for Tandem Computers. He also worked at International Business Machines Corporation ("IBM") for 17 years where he held leadership positions in systems engineering, product management and support divisions.

Mr. Bloom, 38, has been Executive Vice President (responsible for database and application server development, marketing, education, partner programs, information technology, and mergers and acquisitions) since May 1999 and the Executive Vice President of the System Products Division from March 1998 to May 1999. He has held various positions, including Senior Vice President of the System Products Division from November 1997 to March 1998, Senior Vice President of the Worldwide Alliances and Technologies Division from May 1997 to October 1997, Senior Vice President of the Product and Platform Technologies Division from May 1996 to May 1997, and Vice President of the Mainframe and Integration Technology Division and Vice President of the Massively Parallel Computing Division from May 1992 to May 1996. Prior to joining Oracle, Mr. Bloom worked at IBM and at Chevron Corporation where he held various technical positions in their mainframe system areas.

Mr. Falotti, 57, has been Executive Vice President, Europe, Middle East and Africa since October 1998, and Senior Vice President of Europe, Middle East and Africa of the Company since September 1996. Before joining Oracle, from March 1994 to August 1996, Mr. Falotti served as Executive Vice President of International Operations and President and Chief Executive Officer of Europe, Middle East and Africa of AT&T. Prior to AT&T, Mr. Falotti served as President and Chief Executive Officer of The ASK Group and Digital Equipment Corporation where he spent 23 years in various roles. Mr. Falotti is a director of FVC.COM, Inc., a video networking company and Logitech International, S.A., a computer interface device company.

Mr. Nussbaum, 55, has been Executive Vice President, Oracle Service Industries since October 1998, and Senior Vice President and General Manager of the Company's Federal group since 1992. Prior to joining Oracle, Mr. Nussbaum worked at Xerox Corporation where he held various management roles during his twenty-four-year tenure, including President of Integrated Systems Operations. Mr. Nussbaum is active in the education community and has served on several key advisory boards for George Mason University, James Madison University and the University of Maryland.

Mr. Roberts, 43, has been Executive Vice President, North America Sales since June 1999 and served as Senior Vice President, North American Sales from June 1998 to May 1999. Mr. Roberts served as Senior Vice President, Business On-Line from March 1998 to June 1998. He took a leave of absence from July 1997 to March 1998 and served as Group Vice President from December 1996 to June 1997. Mr. Roberts joined Oracle in March 1990 and from June 1990 to November 1996, served as Group Vice President, Central Commercial Sales.

Mr. Sanderson, 50, has been Executive Vice President, Consulting and Latin American Division since June 1999, and Senior Vice President of Consulting and the Latin American Division of the Company from July 1998 to May 1999. He served as Senior Vice President of Americas Consulting for the Company from July 1995 to July 1998. Before joining Oracle, Mr. Sanderson served as President of Worldwide Information Services for Unisys Corporation from February 1994 to June 1995. Prior to Unisys, he spent 18 years in the consulting industry at McKinsey & Company and Andersen Consulting.

Mr. Cooperman, 48, has been Senior Vice President, General Counsel and Secretary of the Company since February 1997. Prior to joining Oracle, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977, and had served there as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm's Business & Transactions Group, and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose Office.

Ms. Minton, 38, has been the Corporate Controller since November 1998 and a Vice President of the Company since August 1995. From May 1989 to August 1995, Ms. Minton held various positions in Oracle's finance organization including Assistant Corporate Controller. Prior to joining Oracle, Ms. Minton held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm, including Manager from September 1987 to May 1989.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 15,818 stockholders of record as of May 31, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price of the Company's Common Stock in each of the Company's last eight fiscal quarters.

                                                  Low Sale Price High Sale Price
                                                  -------------- ---------------
     Fiscal 1999:
       Fourth Quarter............................     $21.00         $39.63
       Third Quarter.............................      22.45          41.17
       Second Quarter............................      12.13          24.67
       First Quarter.............................      13.20          19.00
     Fiscal 1998:
       Fourth Quarter............................     $15.63         $21.25
       Third Quarter.............................      11.83          21.67
       Second Quarter............................      19.17          26.71
       First Quarter.............................      20.45          28.09

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

On February 26, 1999, the Company effected a three-for-two stock split in the form of a Common Stock dividend distributed to stockholders of record as of February 10, 1999. All share data and numbers of Common shares contained in this Form 10-K have been retroactively adjusted to reflect the stock split.

Item 6. Selected Financial Data

                                              Year Ended May 31,
                            ------------------------------------------------------
   (in thousands, except       1999       1998       1997       1996       1995
   per share data)          ---------- ---------- ---------- ---------- ----------
   Revenues................ $8,827,252 $7,143,866 $5,684,336 $4,223,300 $2,966,878
   Operating income........  1,872,881  1,244,200  1,262,985    904,891    649,721
   Net income..............  1,289,758    813,695    821,457    603,279    441,518
   Earnings per share--
    basic..................       0.89       0.55       0.55       0.41       0.31
   Earnings per share--
    diluted................       0.87       0.54       0.54       0.40       0.29
   Total assets............  7,259,654  5,819,011  4,624,315  3,357,243  2,424,517
   Short-term debt.........      3,638      2,924      3,361      5,623      9,599
   Long-term debt..........    304,140    304,337    300,836        897     81,721
   Stockholders' equity....  3,695,267  2,957,558  2,369,712  1,870,449  1,211,358

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations

Results of Operations

The Company's revenue growth rate was 24%, 26% and 35% in fiscal 1999, 1998 and 1997, respectively. The lower overall revenue growth rate in fiscal 1999 as compared to fiscal 1998 was primarily due to lower services revenue growth rates than those experienced in prior years partially offset by higher license revenue growth. The lower overall revenue growth rate in fiscal 1998 as compared to fiscal 1997 was primarily due to lower license revenue growth rates than those experienced in the prior year. Sales and marketing expenses continue to represent a large portion of operating expenses, constituting 30%, 33% and 35% of revenues in fiscal 1999, 1998 and 1997, respectively, while cost of services as a percentage of total revenues increased to 35% in fiscal 1999 from 32% in fiscal 1998 and 27% in fiscal 1997. The change in the sales and marketing and cost of services percentages were primarily the result of the change in the mix of license versus services revenues during the three year period, as well as an increase in consulting revenues as a percentage of total service revenues. The Company's investment in research and development amounted to 10% of revenues in fiscal 1999 compared to 11% of revenues in fiscal year 1998 and 10% of revenues in fiscal 1997, prior to the impact of capitalized software development costs. General and administrative expenses as a percentage of revenues were 5% in fiscal 1999, 1998 and 1997. Overall, operating income as a percentage of revenues was 21%, 17% (20% prior to the charges for acquired in-process research and development), and 22% (23% prior to the charges for acquired in-process research and development), in fiscal 1999, 1998 and 1997, respectively.

Domestic revenues increased 27% in fiscal 1999 and 34% in fiscal 1998, while international revenues increased 21% and 18% in fiscal 1999 and 1998, respectively. International revenues were unfavorably affected in both fiscal 1999 and 1998 when compared to the corresponding prior year periods as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 24% and 28% in fiscal 1999 and 1998, respectively. Revenues from international customers were approximately 49%, 50% and 53% of revenues in fiscal 1999, 1998 and 1997, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

Quarterly revenues reflect distinct seasonality. See "Quarterly Results of Operations" below.

Revenues:

                             Fiscal Year 1999 Change Fiscal Year 1998 Change Fiscal Year 1997
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Licenses and Other......        $3,688,366   15%     $3,193,490      10%     $2,896,696
   Percentage of revenues..             41.8%                44.7%                   51.0%
   Services................        $5,138,886   30%     $3,950,376      42%     $2,787,640
   Percentage of revenues..             58.2%                55.3%                   49.0%
     Total Revenues........        $8,827,252   24%     $7,143,866      26%     $5,684,336

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in fiscal 1999, 1998 and 1997. License revenues, excluding other revenues, grew 16% and 9% in fiscal 1999 and 1998, respectively. System software license revenues, which include server and tools revenues, grew 16% and 8% in fiscal 1999 and 1998, respectively. Applications license revenues grew 16% and 18% in fiscal 1999 and 1998, respectively. The higher license revenue growth rate experienced in fiscal 1999 is primarily due to stronger demand for the Company's database products, the introduction and market positioning of new products and versions which have stimulated demand for the Company's products, as well as a stabilization of growth rates in certain Asian countries, partially offset by the decline in growth rates in the Enterprise Resource Planning segment of the software industry.

During the past three fiscal years, the Company's customer and product base has broadened as the Company has increased both the number of channels that it uses to market its products, as well as the number of computers and operating systems on which its products operate, and as additional software products have been acquired or introduced. License revenues for software used on computers utilizing the UNIX operating system decreased to 63% of license revenues in fiscal year 1999 from 64% in fiscal 1998 and 70% in fiscal 1997. License revenues for use on Windows platforms increased from 21% in fiscal 1997 to 30% in fiscal 1998 and 32% in fiscal 1999. License revenues from software for use on computers utilizing proprietary and other desktop platforms were 5%, 6% and 9% in fiscal 1999, 1998 and 1997, respectively.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 45%, 46% and 9% of total services revenues, respectively, during fiscal 1999. Support revenues grew 31% and 36% in fiscal 1999 and 1998, respectively. Consulting services revenues grew 34% and 53% in fiscal 1999 and 1998, respectively. Education services revenues grew 12% and 26% in fiscal 1999 and 1998, respectively. The decrease in the support revenue growth rate is primarily attributed to the decrease in the license revenue growth rate experienced in fiscal 1998 and fiscal 1999 as compared to prior periods, partially offset by higher levels of support services being offered. The services revenues growth rates will continue to be affected by the overall license revenue growth rates. The decrease in the consulting and education services revenue growth rates experienced in fiscal 1999 is primarily due to the decrease in the applications license revenue growth rates during fiscal 1998. The consulting and education revenue growth rates are expected to continue to decrease in fiscal 2000 as compared to the prior year corresponding period.

Operating Expenses:

                         Fiscal Year 1999 Change Fiscal Year 1998 Change Fiscal Year 1997
  (in thousands)         ---------------- ------ ---------------- ------ ----------------
  Sales and Marketing...       $2,622,379   11%        $2,371,306   20%        $1,970,394
  Percentage of
   revenues.............            29.7%                   33.2%                   34.7%
  Cost of Services......       $3,064,148   35%        $2,273,607   47%        $1,550,466
  Percentage of
   revenues.............            34.7%                   31.8%                   27.3%
  Research and
   Development(1).......       $  841,406   17%        $  719,143   29%        $  555,476
  Percentage of
   revenues.............             9.5%                   10.1%                    9.8%
  General and
   Administrative.......       $  426,438   16%        $  368,556   20%        $  308,215
  Percentage of
   revenues.............             4.8%                    5.2%                    5.4%
  Acquired In-Process
   Research and
   Development..........              --     *         $  167,054    *         $   36,800
  Percentage of
   revenues.............              --                     2.3%                    0.6%

--------
 * Not meaningful
(1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.4% of total revenues during fiscal 1999 and 0.5% of total revenues during fiscal 1998 and 1997.

International expenses were favorably affected in both fiscal 1999 and 1998 when compared to the corresponding prior year periods due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was unfavorable, since the negative effect on revenues was greater than the positive effect on expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels as well. Sales and marketing expenses as a percentage of both total revenues and license revenues decreased in fiscal 1999 as compared to fiscal 1998. The decrease in fiscal 1999 was primarily due to controls over headcount growth and spending. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services increased to 60% in fiscal 1999 from 58% in fiscal 1998. Increases in cost of services as a percentage of services revenues were due primarily to lower consulting and education utilization rates, as a result of slower than anticipated revenue growth. Consulting and education services typically have lower margins than support.

Research and Development Expenses. Research and development expenses were 10%, 11% and 10% of total revenues in fiscal 1999, 1998 and 1997, respectively, before the capitalization of software development costs in accordance with SFAS No. 86. Before considering the impact of software capitalization, research and development expenses increased 15% and 30% in fiscal 1999 and 1998, respectively, when compared to corresponding prior year periods (17% and 29% after the adjustment for software capitalization). The lower expense growth rate in fiscal 1999 was due to controls over headcount growth after a significant investment in research and development personnel during the corresponding period in fiscal 1998. The Company capitalized $32,855,000, $38,079,000 and $28,064,000 of computer software development costs in fiscal 1999, 1998 and 1997, respectively, which represented 4% of total expenditures for research and development in fiscal 1999 and 5% in fiscal 1998 and 1997. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $33,000,000, $38,035,000 and $28,156,000 in fiscal 1999, 1998 and 1997, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 5% in fiscal 1999, 1998 and 1997.

Acquired In-Process Research and Development. In fiscal 1997, the Company acquired Datalogix International, Inc. ("Datalogix") for approximately $82,000,000 in cash. In fiscal 1998, the Company completed the acquisition of Treasury Services Corporation ("TSC") for approximately $110,000,000 in cash, and converted the outstanding options to purchase TSC stock to options to purchase the Company's stock at a value of approximately $8,967,000. In addition, the Company also merged its subsidiary, Liberate Technologies ("Liberate"), previously Network Computer, Inc., with Navio Communications, Inc. ("Navio"), a development stage company, in a stock-for-stock exchange valued at approximately $77,000,000. All of the acquisitions completed during fiscal 1997 and 1998 were accounted for using the purchase method. In connection with these acquisitions, the Company recorded acquired in-process research and development charges of $36,800,000 for Datalogix, $91,500,000 for TSC and $75,554,000 for Navio. The Company is primarily responsible for estimating the fair value of acquired in-process research and development. There have been no acquisitions involving acquired in-process research and development charges in fiscal 1999 (See Note 6 of Notes to Consolidated Financial Statements for further details on acquisitions).

Overall Valuation Methodology

Independent valuations of TSC, Navio and Datalogix were performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development ("R&D"). Assets identified for each transaction varied slightly, but generally included in-process R&D, developed technology, assembled workforce, installed customer base and goodwill. TSC, Navio and Datalogix, are collectively referred to as the "Acquired Companies".

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

Assets were identified through on-site interviews with management and a review of data provided by the Company and the Acquired Companies' management concerning the acquired assets, technologies in development, costs necessary to complete the in-process R&D, market potential, historical financial performance, estimates of future performance and the assumptions underlying these estimates.

The following table presents the purchase price allocations associated with these acquisitions:

                                                      TSC      Navio   Datalogix
     (in thousands)                                 --------  -------  ---------
     In-process R&D................................ $ 91,500  $75,554   $36,800
     Developed Technology..........................   11,400      --     13,500
     Other Intangible Assets.......................   24,700    1,750       --
     Installed Customer Base and Trade Names.......    7,200      --      4,500
     Assembled Workforce...........................    1,700      350     2,000
                                                    --------  -------   -------
       Total Intangible Assets.....................  136,500   77,654    56,800
     Net Tangible Assets...........................  (17,533)    (654)   25,200
                                                    --------  -------   -------
       Total Purchase Price........................ $118,967  $77,000   $82,000
                                                    ========  =======   =======

Purchased incomplete R&D projects were identified through extensive interviews and detailed analysis of development plans provided by management concerning the following:

  . Uniqueness of developmental work and the costs incurred

  . Critical tasks required to complete the project

  . Opportunities which were expected to arise from the project

  . Degree of leverage of the new technology on legacy technology

  . Risks associated with project completion

  . Assessment of types of efforts involved (hardware development and software development)

  . Length of time project was expected to be useful, and

  . Timing related to completion of projects and resources allocated to completion, including associated expenses

None of the in-process R&D value was associated with routine on-going efforts to enhance or otherwise improve on the qualities of the existing products. The Acquired Companies' engineers were developing advanced, next generation technologies that involved creating product designs and disparate technologies to form superior products. The in-process R&D value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. Rates used to discount net cash flows ranged from 20% to 50% and considered the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were indeterminable at that time.

Stage of Completion

The appraisals included the valuation of each specific R&D project underway at the respective acquisition dates. In the months leading up to the purchases, the Acquired Companies had made significant progress in their R&D programs. However, due to the substantial time and effort necessary to produce these products in accordance with functional specifications, technological feasibility of the R&D projects had not yet been achieved. The acquired projects included next-generation versions of Datalogix's GEMMS and CIMPRO product families, TSC's TSER product family, as well as planned new products and technologies, and development work associated with Navio's Internet browser software. The efforts required to develop the purchased in-process technology of the Acquired Companies into commercially viable products principally related to the completion of planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features, and technical performance requirements. Anticipated completion dates for the projects in-process ranged from three to thirty months for Datalogix's projects, six to thirty-six months for TSC projects, and three to thirty-six months for

Navio projects, at which dates the Acquired Companies expected to begin selling the developed software products. Remaining R&D expenditures were projected to be approximately $119,000,000 through the year 2000 ($36,000,000 for Datalogix, $49,000,000 for TSC and $34,000,000 for Navio).

The resulting net cash flows from such projects were based on management's estimates of product revenues, operating expenses, R&D costs, and income taxes from such projects. The revenue projections used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The Company's projections may ultimately prove to be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. Therefore, no assurance can be given that the underlying assumptions used to forecast revenues and costs to develop such projects will transpire as estimated.

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

Continuing Efforts

The Company expects that the remaining acquired in-process R&D will be successfully developed, however, there can be no assurance that commercial viability of these projects will be achieved. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected and the value of the intangible assets relating to the acquisitions may become impaired. Commercial results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

Other Income, net:

                             Fiscal Year 1999 Change Fiscal Year 1998 Change Fiscal Year 1997
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Other Income, net.......          $109,197   31%           $83,619   *             $20,542
   Percentage of revenues..              1.2%                    1.2%                    0.4%

--------
*Not meaningful

In February 1999, Oracle Japan, a majority-owned subsidiary of the Company, issued and sold Common Stock in an initial public offering in Japan. Subsequent to Oracle Japan's initial public offering, the Company sold a portion of its existing shares of Oracle Japan's Common Stock and recorded a gain of $24,457,000 in fiscal 1999. Excluding the effect of the sale of shares of Oracle Japan, other income was $84,740,000 for fiscal 1999. The Company still owns 84.59% of Oracle Japan. Other income in fiscal 1998 includes the minority interest's share of the one-time acquired research and development charge for Navio. Excluding this credit of $25,726,000, other income for fiscal 1998 was $57,893,000. The increase in other income during fiscal 1999 as compared to fiscal 1998 and fiscal 1998 as compared to fiscal 1997, excluding the effects of the gain on sale of Oracle Japan's stock and the minority interest credit related to Navio, primarily relate to fluctuations in net interest income related to changes in cash and investment balances and interest rates, as well as foreign exchange and other miscellaneous items. The Company also realized a gain of approximately $4,300,000 during fiscal 1998 related to the sale of certain securities.

Provision for Income Taxes:

                             Fiscal Year 1999 Change Fiscal Year 1998 Change Fiscal Year 1997
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Provision for Income
    Taxes..................          $692,320   35%          $514,124   11%          $462,070
   Percentage of revenues..              7.8%                    7.2%                    8.1%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates other than the federal statutory rate, as well as foreign losses that could not be utilized. See Note 10 of Notes to Consolidated Financial Statements. The effective tax rate was 35% in fiscal 1999, 35% in fiscal 1998 (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of a credit of $25,726,000 for minority interest) and 36% in fiscal 1997.

Net Income and Earnings Per Share:

                             Fiscal Year 1999 Change Fiscal Year 1998 Change Fiscal Year 1997
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Net Income..............        $1,289,758   59%          $813,695  (1%)          $821,457
   Percentage of revenues..             14.6%                   11.4%                   14.5%
   Earnings Per Share--Ba-
    sic....................        $     0.89   62%          $   0.55   2%           $   0.56
   Earnings Per Share--
    Diluted................        $     0.87   61%          $   0.54   --           $   0.54

Quarterly Results of Operations

The Company believes that quarterly revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 2000. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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

                                          Fiscal 1999 Quarter Ended
                                ---------------------------------------------
   (in thousands, except per    August 31  November 30 February 28   May 31
   share data)                  ---------- ----------- ----------- ----------
   Revenues.................... $1,749,110 $2,055,944  $2,078,919  $2,943,278
   Operating income............ $  277,837 $  382,067  $  406,679  $  806,299
   Net income.................. $  195,002 $  274,076  $  293,261  $  527,420
   Earnings per share--basic... $     0.13 $     0.19  $     0.20  $     0.37
   Earnings per share--
    diluted.................... $     0.13 $     0.19  $     0.20  $     0.36
   Shares outstanding--basic...  1,459,341  1,445,760   1,440,352   1,436,898
   Shares outstanding--
    diluted....................  1,483,724  1,474,905   1,495,461   1,482,809
                                          Fiscal 1998 Quarter Ended
                                ---------------------------------------------
   (in thousands, except per    August 31  November 30 February 28  May  31
   share data)                  ---------- ----------- ----------- ----------
   Revenues.................... $1,368,829 $1,613,727  $1,748,757  $2,412,553
   Operating income............ $   48,976 $  272,006  $  318,273  $  604,944
   Net income.................. $    8,471 $  187,324  $  215,077  $  402,822
   Earnings per share--basic... $     0.01 $     0.13  $     0.15  $     0.28
   Earnings per share--diluted
    (1)........................ $     0.01 $     0.12  $     0.14  $     0.27
   Shares outstanding--basic...  1,468,928  1,473,737   1,462,421   1,460,511
   Shares outstanding--dilut-
    ed.........................  1,509,399  1,512,837   1,487,462   1,488,654

--------
(1) Earnings per share--diluted before the effect of the charge for acquired in-process research and development was $0.10 per share in the first quarter of fiscal 1998.

Liquidity and Capital Resources

                                                      Fiscal Year Ended May 31,
                                            -----------------------------------------------
                                               1999    Change     1998    Change    1997
   (in thousands)                           ---------- ------  ---------- ------ ----------
   Working capital........................  $2,400,851   31%   $1,838,885   36%  $1,348,957
   Cash and cash investments..............   2,812,311   34%    2,105,710   58%   1,329,527
   Cash provided by operating activities..   1,807,099   12%    1,614,579   57%   1,030,504
   Cash used for investing activities.....     802,244  (13%)     922,521   19%     777,381
   Cash used for financing activities.....     484,713   71%      282,846  395%      57,122

Working capital increased in fiscal 1999 and 1998 over the corresponding prior year periods, due primarily to increased cash flow from operations, cash received from the initial public offering of Oracle Japan, and the private placement of Liberate (See Note 7 of Notes to Consolidated Financial Statements), partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The Company generated higher positive cash flows from operations in fiscal 1999 and 1998 over the corresponding prior year periods (excluding the effect of the initial public offering of Oracle Japan in fiscal 1999 and the charges for in-process research and development in fiscal 1998) due primarily to improved profitability.

Cash used for investing activities decreased in fiscal 1999 as compared to the corresponding prior year period due to changes in the levels and maturities of cash investments, cash generated from the sale of stock in Oracle Japan and the private placement of Liberate, net of a higher level of cash used for acquisitions. Cash used for investing activities increased in fiscal 1998 as compared to the corresponding prior year period due to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company's Board of Directors has approved the repurchase of up to 274,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 54,656,519 shares of the Company's Common Stock for approximately $1,086,953,000 in fiscal 1999, 27,669,159 shares of the Company's Common Stock for approximately $489,823,000 in fiscal 1998, 28,816,875 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997 and 49,763,271 shares of the Company's Common Stock for approximately $313,733,000 prior to fiscal 1997. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During fiscal 1999 and fiscal 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of May 31, 1999, the Company had a maximum potential obligation under the put warrants to buy back 40,136,000 shares of its Common Stock for prices ranging from $11.17 to $19.39 per share for an aggregate price of approximately $648,887,000. The put warrants will expire from July 1999 through October 2000. As of May 31, 1999, the Company had the right to purchase up to a maximum of 20,068,000 shares of its Common Stock at prices ranging from $13.89 to $26.06 per share for an aggregate price of approximately $416,393,000. The call options will expire at various dates through October 2000.

During fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

During fiscal 1997, the Company sold 13,500,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $34.22 and $34.47. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to stockholders' equity.

At May 31, 1999, the Company also had other outstanding debt of approximately $7,778,000, primarily in the form of other notes payable and capital leases.

The Company had no significant commitments for capital expenditures at May 31, 1999. The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs at least through May 31, 2000.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in the CRM area of its applications business where the market is growing more quickly than in the ERP area. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on the Company's revenue. However, the accounting profession continues to review certain provisions of SOP No. 97-2, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

Competitive Environment. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, application development tools, business applications and business intelligence products. Certain of these vendors have significantly more financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of the Company's competitors of a product could have a material adverse effect on the Company's business, results of operations or financial position. In addition, new distribution methods (e.g., electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of the Company's products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates, the boom in information technology spending and private companies that can offer equity incentives that provide the potential of greater compensation in connection with an initial public offering. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

International Sales. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. The Company experienced a large decline in revenue growth rates in the Asia Pacific region during fiscal 1998 in part due to the economic difficulties that occurred throughout this region. Although the Company has experienced some recovery in revenue growth rates in the Asia Pacific region in fiscal 1999, there can be no assurances that the economies in this region will recover in the near term or that the Company's growth rates in this geographic region will return to previous levels if the recovery occurs. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in fiscal 1999 and 1998, particularly in Asia Pacific and Latin America, and will continue to do so in fiscal 2000 if the U.S. dollar strengthens relative to foreign currencies.

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

Year 2000. This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company has established a program to address the impact of the year 2000 date transition on its operations globally. In 1997, the Company established a year 2000 program office, and a Global Program Manager was appointed to coordinate existing projects and to oversee management and execution of the Company's plan to address year 2000. The year 2000 program is sponsored by the Chief Financial Officer; the Senior Vice President, Global, IT/Data Center; and the General Counsel of the Company. This executive steering committee regularly reviews progress with the Global Program Manager. Status is reported regularly to the Finance, Audit Committee of the Company's Board of Directors and the Product Development Management Committee.

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

As part of the above year 2000 program, the Company addresses third-party vendors. Certain third-party services or products are critical to the continued day-to-day operation of the Company, including telecommunications services, electric power and other utilities, and shipping services. If such a vendor suffers a business interruption from the year 2000 date change, it could cause the Company to also suffer a business interruption. The Company has asked vendors to certify the year 2000 readiness of the products and services they supply, as well as their own internal compliance programs. If the Company determines that a vendor's product will not be compliant, or that the cost of a compliant solution is excessive, alternative solutions are developed. In addition, the Company monitors the year 2000 compliance status of third-party hardware and software products and will implement any required year 2000 patches or updates that those vendors issue in the future.

The Company has substantially completed year 2000 readiness preparations as of the end of June 1999, although the remediation of several internal IT systems has been delayed until September 1999. Extensive testing will continue throughout 1999. The status of the Company's readiness efforts, as described above, is as follows: inventory--substantially complete; risk assessment-- substantially complete; readiness assessment of systems--substantially complete; repair or replacement--substantially completed as of the end of June 1999, with exceptions noted above; testing--substantially completed as of the end of June 1999, but expected to continue throughout calendar year 1999; contingency planning--expected to be complete by the end of September 1999.

Costs of Addressing Year 2000 Issues. The Company is continually upgrading and improving its information technology systems and facilities, and the costs of addressing year 2000 issues are integrated into the budgets for each line of business, and systems and facilities upgrade activities. The Company therefore cannot provide any estimate as to costs, if any, it has incurred in addressing year 2000 issues above and beyond those costs associated with its upgrade program. In addition, the Company anticipates that it will incur significant costs in connection with its contingency planning, but such costs cannot be estimated until the contingency plan is complete. However, the Company does not believe that any such additional costs will have a material impact on its results of operations or financial position.

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

The Company has designed and tested the most current versions of its products to be year 2000 compliant. Further, the Company's Applications division has successfully completed the Information Technology Association of America's year 2000 certification program. There can be no assurances, however, that the Company's current products do not contain undetected year 2000 defects. The most reasonably likely worst case scenarios caused by such a defect would include the partial failure of a widely-sold Company product that is of mission-critical importance to the Company's customers. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. However, because of the unprecedented nature of such litigation, it is uncertain to what extent the Company could be affected by it.

Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, and (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Such a scenario could have a material adverse impact on the Company. In addition, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by the failure of services provided by third parties, such as electrical power, telecommunications services, and shipping services. Due to the impossibility of knowing what failures generally will result from the year 2000 date change (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), and what effects such failures could have on third party vendors, the Company is unable to assess the likelihood of a material adverse impact on its results of operations, liquidity, or financial position due to such year 2000 failures.

Contingency Planning. The Company is preparing a contingency plan to address failures caused by the year 2000 date change. The contingency plan will address, among other things, access to alternative third party vendors for services and products such as shipping and manufacturing materials, manual "work-arounds" for software and hardware failures, and substitution of hardware and software systems, if necessary. The Company is currently in the process of preparing its plan, and expects to complete the plan by the end of September 1999. However, the Company has already begun addressing potential and expected effects of the year 2000 date change, such as planning for increased customer support requests in late 1999 and early 2000. Such existing activities and plans will be incorporated into the contingency plan.

The Company anticipates that it will experience a significant increase in calls to customer support in late 1999 and early 2000 from customers seeking year 2000 product information; information on migrating from older, noncompliant products to compliant products; and assistance in handling other year 2000 issues. The Company has developed a program to enable it to handle the expected increase in calls. The Company does not expect that the costs of implementing this program will have a material adverse impact on its results of operations.

Uneven Patterns of Quarterly Operating Results. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets,
(vi) seasonality of technology purchases and other general economic conditions and (vii) reductions in budgets for new software, as customers focus attention on remediation of year 2000 issues. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

Management of Growth. The Company has a history of rapid growth. However, the Company has experienced slowing growth rates in a number of areas, including consulting and education services. The Company's future operating results will depend on management's ability to manage growth, continuously hire and retain significant numbers of qualified employees, accurately forecast revenues and control expenses. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations or financial position.

Sales Force Restructuring and Vertical Markets. The Company historically has relied heavily on its direct sales force. For the past several years, the Company has restructured or made other adjustments to its sales force at least once a year. These changes have generally resulted in a temporarily lack of focus and reduced productivity by the Company's sales force that may have affected revenues in a quarter. There can be no assurances that the Company will not continue to restructure its sales force or that the related transition issues associated with restructuring the sales force will not recur.

Future Acquisitions. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that the Company pays much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

New Products. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to port to or run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial position.

Significant undetected errors or delays in new products or new versions of a product, especially in the area of CRM, may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial position. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial position.

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

Long-term Investment Cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ending May 31, 2000 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including application servers, Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products".

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

Possibility of Infringement Claims. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grow and the functionality of products overlaps. In addition, the Company expects to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial position could be materially adversely affected.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The principal amounts approximate fair value at May 31, 1999.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
     (in thousands)                                     ---------- -------------
     Cash and cash equivalents......................... $1,785,715     3.82%
     Short-term investments (0-1 years)................    777,049     5.20%
     Long-term investments (1-2 years).................    249,547     5.32%
                                                        ----------
       Total cash and investment securities............ $2,812,311
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at May 31, 1999 was immaterial to the Company's consolidated financial statements. The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. See Note 1 in Notes to Consolidated Financial Statements for further discussion. The Company's outstanding forward contracts and equity hedges as of May 31, 1999 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less from May 31, 1999.

Table of Forward Contracts:

                                                                    Notional
                                                                Weighted Average
     Functional Currency                        Notional Amount  Exchange Rate
     -------------------                        --------------- ----------------
     Australian Dollar.........................  $  2,399,635          0.65
     Canadian Dollar...........................    41,864,891          1.47
     Danish Krone..............................     7,071,036          7.07
     Euro......................................   165,024,495          1.06
     Irish Punt................................       460,194          1.34
     Japanese Yen..............................    10,222,160        120.45
     New Zealand Dollar........................     4,217,020          0.53
     Norwegian Krone...........................     5,630,231          7.89
     Singapore Dollar..........................     2,503,202          1.72
     Swedish Krona.............................    25,710,896          8.51
     Swiss Franc...............................    12,697,780          1.50
     Thai Baht.................................     4,579,741         37.12
     UK Pound..................................   117,857,813          1.59
                                                 ------------
       Total...................................  $400,239,094
                                                 ============

Table of Equity Hedges:

                                                                    Notional
                                                                Weighted Average
     Functional Currency                        Notional Amount  Exchange Rate
     -------------------                        --------------- ----------------
     Hong Kong Dollars.........................  $ 10,303,304          7.76
     JapaneseYen...............................    30,588,835        117.69
     Swedish Krona.............................     5,012,406          7.98
     UK Pound..................................     4,890,600          1.63
                                                 ------------
       Total...................................  $ 50,795,145
                                                 ============

Equity Price Risk. The Company, as part of its authorized repurchase program, has sold put warrants and purchased call options through private placements involving institutional investors. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy one share of the Company's Common Stock at a specified price.

As of May 31, 1999, the Company had a maximum potential obligation under the put warrants to buy back 40,136,000 shares of Common Stock at prices ranging from $11.17 to $19.39 per share for an aggregate price of approximately $648,887,000. The put warrants will expire at various dates through October 2000.

As of May 31, 1999, the Company had the right to purchase up to a maximum of 20,068,000 shares of its Common Stock at prices ranging from $13.89 to $26.06 per share for an aggregate price of approximately $416,393,000. The call options will expire at various dates through October 2000.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at May 31, 1999.

                                                      1999     2000   Estimated
                                                    Maturity Maturity Fair Value
     (in thousands, except per share data)          -------- -------- ----------
     Put Warrants:
       Shares......................................   23,136   17,000
       Weighted average stock price................ $  14.07 $  19.02
       Contract amount............................. $325,584 $323,303  $ 41,859
     Call Options:
       Shares......................................   11,568    8,500
       Weighted average stock price................ $  17.30 $  25.44
       Contract amount............................. $200,113 $216,280  $143,015

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-
K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 18, 1999.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 18, 1999. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 18, 1999 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 18, 1999.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 18, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Public Accountants..............................   33

   Consolidated Financial Statements:
     Balance Sheets as of May 31, 1999 and 1998..........................   34
     Statements of Operations for the years ended May 31, 1999, 1998 and
      1997...............................................................   35
     Statements of Stockholders' Equity for the years ended May 31, 1999,
      1998 and 1997......................................................   36
     Statements of Cash Flows for the years ended May 31, 1999, 1998 and
      1997...............................................................   37
     Notes to Consolidated Financial Statements..........................   38

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

                                                                           Page
                                                                           ----
   II Valuation and Qualifying Accounts..................................   59

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

    3.07(1)  Specimen Certificate of Registrant's Common Stock.

    3.08(11) Certificate of Amendment of Certificate of Incorporation, dated
             November 4, 1993.

    3.09(13) Certificate of Amendment of Certificate of Incorporation, dated
             January 13, 1995.

    3.10(18) Certificate of Amendment of Certificate of Incorporation of the Company filed with the Delaware Secretary of State on March 13,
             1996.

    3.11(14) Certificate of Amendment of Certificate of Incorporation of the Company filed with the Delaware Secretary of State on October 29,
             1996.

    Exhibit
     Number   Exhibit Title
    -------   -------------
    4.01(15)  Indenture between Oracle Corporation and State Street Bank and
              Trust Company of California, N.A., dated February 24, 1997.

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

    4.06(16)  Warrant Agreement between Oracle Corporation and BankBoston,
              N.A., dated May 19, 1997.

    4.07(16)  Warrant Certificate, dated May 19, 1997.

    4.08(17)* Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 1998.

    4.09(18)  Amended and Restated Preferred Shares Rights Agreement, dated
              March 31, 1998.

    4.10(20)  Amendment Number One to the Amended and Restated Preferred Shares
              Rights Agreement, dated March 22, 1999.

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

   10.04(8)*  1991 Long-Term Equity Incentive Plan, as adopted July 31, 1991.

   10.05(9)*  Oracle Systems Corporation Employee Stock Purchase Plan (1992),
              as adopted August 24, 1992.

   10.06(10)* 1993 Directors' Stock Option Plan, as adopted May 24, 1993.

   10.07(12)* Amendment to 1993 Directors' Stock Option Plan, as adopted May
              31, 1994.

   10.08(16)* Amendment No 1 to 1991 Long-Term Equity Incentive Plan, dated
              December 9, 1996.

   10.09(19)* Amendment to the 1991 Long-Term Equity Incentive Plan, dated July
              14, 1997.

   10.10*     Amendment to the Employee Stock Purchase Plan (1992).

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

 (9) Incorporated by reference to the Form 10-Q filed on January 7, 1993.
(10) Incorporated by reference to the Form 10-K filed on July 22, 1993.
(11) Incorporated by reference to the Form 10-Q filed on January 11, 1994.
(12) Incorporated by reference to the Form 10-K filed on July 27, 1994.
(13) Incorporated by reference to the Form 10-K filed August 25, 1995.
(14) Incorporated by reference to the Form 10-Q filed on January 10, 1997.
(15) Incorporated by reference to the Form 10-Q filed on April 10, 1997.
(16) Incorporated by reference to the Form 10-K filed on August 13, 1997.
(17) Incorporated by reference to the Form S-8 filed on December 10, 1997.
(18) Incorporated by reference to the Form 8-A/A filed on March 31, 1998.
(19) Incorporated by reference to the Form 10-K filed July 22, 1998.
(20) Incorporated by reference to the Form 8-A/A filed on March 22, 1999.

(b) Reports on Form 8-K

None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

San Jose, California
June 15, 1999 (except with the respect to the matters discussed in Note 13, as to which date is August 4, 1999)

                               ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 1999 and 1998
                       (in thousands, except share data)

                                                                May 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................  $1,785,715  $1,273,681
  Short-term cash investments..........................     777,049     645,518
  Trade receivables, net of allowance for doubtful
   accounts of $217,096 in 1999 and $195,609 in 1998...   2,238,204   1,857,480
  Other receivables....................................     240,792     207,544
  Prepaid and refundable income taxes..................     299,670     260,624
  Prepaid expenses and other current assets............     105,844      78,203
                                                         ----------  ----------
    Total current assets...............................   5,447,274   4,323,050
LONG-TERM CASH INVESTMENTS.............................     249,547     186,511
PROPERTY, net..........................................     987,482     934,350
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $54,381 in 1999 and $37,473 in 1998...      98,870      99,012
INTANGIBLE AND OTHER ASSETS............................     476,481     276,088
                                                         ----------  ----------
    Total assets.......................................  $7,259,654  $5,819,011
                                                         ==========  ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and current maturities of long-term
   debt................................................  $    3,638  $    2,924
  Accounts payable.....................................     283,896     239,698
  Income taxes payable.................................     277,700     181,354
  Accrued compensation and related benefits............     693,525     541,809
  Customer advances and unearned revenues..............   1,007,149     877,087
  Value added tax and sales tax payable................     128,774     119,600
  Other accrued liabilities............................     651,741     521,693
                                                         ----------  ----------
    Total current liabilities..........................   3,046,423   2,484,165
LONG-TERM DEBT.........................................     304,140     304,337
OTHER LONG-TERM LIABILITIES............................      77,937      57,095
DEFERRED INCOME TAXES..................................     135,887      15,856
COMMITMENTS (Note 5)...................................         --          --
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value--authorized,
   1,500,000 shares; outstanding: none.................         --          --
  Common stock, $0.01 par value, and additional paid in
   capital--authorized, 3,000,000,000 shares;
   outstanding: 1,431,133,665 shares in 1999 and
   1,460,004,769 shares in 1998........................   1,475,763     976,275
  Retained earnings....................................   2,266,915   2,023,056
  Accumulated other comprehensive income (loss)........     (47,411)    (41,773)
                                                         ----------  ----------
    Total stockholders' equity.........................   3,695,267   2,957,558
                                                         ----------  ----------
    Total liabilities and stockholders' equity.........  $7,259,654  $5,819,011
                                                         ==========  ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended May 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                   Year Ended May 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
REVENUES
  Licenses and other....................... $3,688,366  $3,193,490  $2,896,696
  Services.................................  5,138,886   3,950,376   2,787,640
                                            ----------  ----------  ----------
    Total revenues.........................  8,827,252   7,143,866   5,684,336
                                            ----------  ----------  ----------
OPERATING EXPENSES
  Sales and marketing......................  2,622,379   2,371,306   1,970,394
  Cost of services.........................  3,064,148   2,273,607   1,550,466
  Research and development.................    841,406     719,143     555,476
  General and administrative...............    426,438     368,556     308,215
  Acquired in-process research and
   development.............................        --      167,054      36,800
                                            ----------  ----------  ----------
    Total operating expenses...............  6,954,371   5,899,666   4,421,351
                                            ----------  ----------  ----------
OPERATING INCOME...........................  1,872,881   1,244,200   1,262,985
                                            ----------  ----------  ----------
OTHER INCOME (EXPENSE)
  Interest income..........................    118,486      85,986      47,381
  Interest expense.........................    (21,424)    (16,658)     (6,806)
  Other....................................     12,135      14,291     (20,033)
                                            ----------  ----------  ----------
    Total other income (expense)...........    109,197      83,619      20,542
                                            ----------  ----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES...  1,982,078   1,327,819   1,283,527
  Provision for income taxes...............    692,320     514,124     462,070
                                            ----------  ----------  ----------
NET INCOME................................. $1,289,758  $  813,695  $  821,457
                                            ==========  ==========  ==========
EARNINGS PER SHARE
  Basic.................................... $     0.89  $     0.55  $     0.56
  Diluted.................................. $     0.87  $     0.54  $     0.54
SHARES OUTSTANDING
  Basic....................................  1,445,588   1,466,399   1,476,296
  Diluted..................................  1,484,225   1,499,588   1,513,943

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended May 31, 1999, 1998 and 1997
                       (in thousands, except share data)

                                             Common Stock and
                                        Additional Paid in Capital                 Accumulated
                                        ---------------------------                   Other
                          Comprehensive   Number of                   Retained    Comprehensive
                             Income         Shares        Amount      Earnings    Income (Loss)    Total
                          ------------- --------------  -----------  -----------  ------------- -----------
BALANCES, May 31, 1996..   $      --     1,475,608,279  $   475,833  $ 1,382,203    $ 12,413    $ 1,870,449
Common stock issued
 under stock option
 plans..................          --        13,221,398       46,013          --          --          46,013
Common stock issued
 under stock purchase
 plan...................          --         6,942,677       92,171          --          --          92,171
Sale of warrants to
 purchase stock.........          --               --        35,898          --          --          35,898
Repurchase of common
 stock..................          --       (28,816,875)     (10,719)    (517,490)        --        (528,209)
Tax benefits from stock
 plans..................          --               --        56,822          --          --          56,822
Foreign currency
 translation
 adjustments............      (18,565)             --           --           --      (18,565)       (18,565)
Unrealized loss on
 equity securities......       (6,324)             --           --           --       (6,324)        (6,324)
Net income..............      821,457              --           --       821,457         --         821,457
                           ----------
Comprehensive income....   $  796,568              --           --           --          --             --
                           ==========   --------------  -----------  -----------    --------    -----------
BALANCES, May 31, 1997..          --     1,466,955,479  $   696,018  $ 1,686,170    $(12,476)   $ 2,369,712
Common stock issued
 under stock option
 plans..................          --        12,553,566       72,432          --          --          72,432
Common stock issued
 under stock purchase
 plan...................          --         8,164,883      131,860          --          --         131,860
Repurchase of common
 stock..................          --       (27,669,159)     (16,280)    (473,543)        --        (489,823)
Effect of common stock
 dividend...............          --               --         3,266       (3,266)        --             --
Tax benefits from stock
 plans..................          --               --        41,629          --          --          41,629
Foreign currency
 translation
 adjustments............      (29,325)             --           --           --      (29,325)       (29,325)
Unrealized gain on
 equity securities......           28              --           --           --           28             28
Equity adjustments
 related to
 acquisitions...........          --               --        47,350          --          --          47,350
Net income..............      813,695              --           --       813,695         --         813,695
                           ----------
Comprehensive income....   $  784,398              --           --           --          --             --
                           ==========   --------------  -----------  -----------    --------    -----------
BALANCES, May 31, 1998..          --     1,460,004,769  $   976,275  $ 2,023,056    $(41,773)   $ 2,957,558
Common stock issued
 under stock option
 plans..................          --        16,755,780      159,754          --          --         159,754
Common stock issued
 under stock purchase
 plan...................          --         9,029,635      146,668          --          --         146,668
Repurchase of common
 stock..................          --       (54,656,519)     (45,859)  (1,041,094)        --      (1,086,953)
Effect of common stock
 dividend...............          --               --         4,805       (4,805)        --             --
Equity adjustments
 related to subsidiaries
 stock offerings .......          --               --       178,120          --          --         178,120
Tax benefits from stock
 plans..................          --               --        56,000          --          --          56,000
Foreign currency
 translation
 adjustments............       (5,614)             --           --           --       (5,614)        (5,614)
Unrealized loss on
 equity securities......          (24)             --           --           --          (24)           (24)
Net income..............    1,289,758              --           --     1,289,758         --       1,289,758
                           ==========
Comprehensive income....   $1,284,120              --           --           --          --             --
                           ==========   --------------  -----------  -----------    --------    -----------
BALANCES, May 31, 1999..                 1,431,133,665  $ 1,475,763  $ 2,266,915    $(47,411)   $ 3,695,267
                                        ==============  ===========  ===========    ========    ===========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended May 31, 1999, 1998 and 1997
                                 (in thousands)

                                                   Year Ended May 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income..............................  $ 1,289,758  $   813,695  $  821,457
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization..........      319,823      286,318     238,243
  Amortization of purchase price in
   excess of net tangible assets
   acquired..............................       55,561       42,245      26,530
  Write-off of acquired in-process
   research and development..............          --       167,054      36,800
  Provision for doubtful accounts........       96,989      106,915      92,635
  Gain on sale of subsidiary stock.......      (24,457)         --          --
  Changes in assets and liabilities, net
   of effects of acquisitions:
  Increase in trade receivables..........     (486,431)    (464,994)   (628,025)
  (Increase) decrease in prepaid and
   refundable income taxes...............      (39,683)      10,370    (102,864)
  Increase in other current assets.......      (62,856)     (52,301)     (8,893)
  Increase in accounts payable...........       45,098       58,680      16,807
  Increase in income taxes payable.......      153,376       12,640      78,050
  Increase in customer advances and
   unearned revenues.....................      134,317      292,323     175,657
  Increase in accrued compensation and
   related benefits......................      154,465      159,127     108,699
  Increase in value added tax and sales
   tax payable...........................       10,076        2,534      22,505
  Increase in other accrued liabilities..      136,703      123,832     144,330
  Increase in long-term liabilities......        3,993       33,055       2,287
  Increase in deferred income taxes......       20,367       23,086       6,286
                                           -----------  -----------  ----------
Net cash provided by operating
 activities..............................    1,807,099    1,614,579   1,030,504
                                           -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of cash investments...........   (1,250,501)  (1,196,066)   (524,313)
 Proceeds from maturities of cash
  investments............................    1,055,938      803,402     252,077
 Capital expenditures....................     (346,592)    (328,358)   (390,741)
 Capitalization of computer software
  development costs......................      (32,855)     (38,079)    (28,064)
 Proceeds from sale of subsidiary stock..       24,969          --          --
 Increase in intangible and other assets
  net of cash acquired in acquisitions...     (253,203)    (163,420)    (86,340)
                                           -----------  -----------  ----------
Net cash used for investing activities...     (802,244)    (922,521)   (777,381)
                                           -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings under notes payable and
  long-term debt.........................          792        3,862     298,321
 Payment of capital leases...............         (775)      (1,177)     (1,316)
 Proceeds from common stock issued.......      306,422      204,292     138,184
 Proceeds from subsidiaries' stock
  offerings..............................      295,801          --          --
 Proceeds from sale of warrants..........          --           --       35,898
 Repurchase of common stock..............   (1,086,953)    (489,823)   (528,209)
                                           -----------  -----------  ----------
Net cash used for financing activities...     (484,713)    (282,846)    (57,122)
                                           -----------  -----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..       (8,108)     (25,693)    (21,581)
                                           -----------  -----------  ----------
 Net increase in cash and cash
  equivalents............................      512,034      383,519     174,420
CASH AND CASH EQUIVALENTS
 Beginning of year.......................    1,273,681      890,162     715,742
                                           -----------  -----------  ----------
 End of year.............................  $ 1,785,715  $ 1,273,681  $  890,162
                                           ===========  ===========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Common stock dividend...................  $     4,805  $     3,266  $      --
                                           ===========  ===========  ==========


See notes to consolidated financial statements.

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 1999

1.ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle develops, manufactures, markets and distributes computer software products with a wide variety of uses, including database management, application development, business applications and business intelligence. The Company also offers consulting, education, support and hosting services in support of its customers' use of its software products.

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

Foreign Currency Translation

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars using current exchange rates, and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. At May 31, 1999 and 1998, accumulated foreign currency translation losses were $47,416,000 and $41,803,000, respectively.

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments. The primary hedging instruments are forward foreign exchange contracts. At May 31, 1999, the Company had $400,239,000 of forward foreign exchange contracts outstanding as hedges of intercompany accounts of certain of its international subsidiaries. An additional $50,795,000 of forward contracts were outstanding as hedges of net assets of certain of its international subsidiaries. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Net foreign exchange transaction losses and expenses were $5,466,000, $8,752,000 and $6,645,000 in fiscal 1999, 1998, and 1997, respectively, and are included in other income and expense. Net gains (losses) on equity hedges were ($979,000), $6,668,000 and $7,598,000 in fiscal 1999, 1998 and 1997, respectively. These net gains (losses) on equity hedges were recorded as a component of accumulated other comprehensive income
(loss) in stockholders' equity.

As of May 31, 1999, the contract amount and the fair value of outstanding foreign forward exchange contracts were as follows:

                                                             Contract
                                                              Amount  Fair Value
     (in thousands)                                          -------- ----------
     Intercompany account hedges............................ $400,239  $398,731
     Equity hedges.......................................... $ 50,795  $ 49,271

At May 31, 1999, maturities of the Company's forward foreign exchange and equity hedge contracts were twelve months or less in term.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's financial position or results of operations.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the net amount of $642,007,000, $430,245,000 and $520,641,000, and interest expense in the amount of $21,424,000, $16,653,000 and $843,000 during the fiscal years ended 1999, 1998 and 1997, respectively. The Company purchased equipment under capital leases in the amount of $536,000, $736,000 and $946,000 in fiscal 1999, 1998 and 1997, respectively.

Substantially all of the Company's cash and cash equivalents at May 31, 1999 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds and taxable municipal securities with original maturities or put options of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Cash investments at May 31, 1999 primarily consisted of taxable municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or put options of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In accordance with SFAS No. 115 and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost.

At May 31, 1999 and 1998, the amortized cost basis, aggregate fair value and gross unrealized gains and losses by major security type were as follows:

                                    Amortized  Aggregate  Unrealized Unrealized
                                    Cost Basis Fair Value   Gains      Losses
(in thousands)                      ---------- ---------- ---------- ----------
Fiscal 1999:
  Debt securities issued by states
   of the United States
   and political subdivisions of
   the states...................... $  201,130 $  199,990   $  167    $(1,307)
  Corporate debt securities........    825,466    820,943    1,232     (5,755)
                                    ---------- ----------   ------    -------
    Total cash investments......... $1,026,596 $1,020,933   $1,399    $(7,062)
                                    ========== ==========   ======    =======
Fiscal 1998:
  Debt securities issued by states
   of the United States
   and political subdivisions of
   the states...................... $  275,985 $  273,613   $  194    $(2,566)
  Corporate debt securities........    556,044    556,318      526       (252)
                                    ---------- ----------   ------    -------
    Total cash investments......... $  832,029 $  829,931   $  720    $(2,818)
                                    ========== ==========   ======    =======

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

The following represents the maturities of investments in debt securities as of May 31:

                                                           Amortized Cost Basis
                                                           ----------------------
                                                              1999       1998
     (in thousands)                                        ----------- ----------
     Due in 0-1 year...................................... $   777,049 $ 645,518
     Due in 1-2 years.....................................     249,547   156,511
     Due in 2-3 years.....................................         --     30,000
                                                           ----------- ---------
       Total.............................................. $ 1,026,596 $ 832,029
                                                           =========== =========

The Company has classified its marketable equity securities as available-for-sale (included in "Intangible and Other Assets" in the accompanying consolidated balance sheets) and recorded net unrealized holding gains and losses in stockholders' equity of $6,000 and $30,000 as of May 31, 1999 and 1998, respectively, which were included in "Accumulated Other Comprehensive Income (Loss)" in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customer's financial position and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is highly diversified.

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

In fiscal 1999, 1998 and 1997, the Company purchased approximately $590,000, $13,000 and $15,000, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, Chief Executive Officer of the Company, for a variety of internal development and production purposes.

Software Development Costs

The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $32,855,000, $38,079,000 and $28,064,000 in fiscal 1999,
1998 and 1997, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of: (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product; or (b) the straight-line method over the remaining estimated economic life of the product (generally two years). Amortization amounted to $33,000,000, $38,035,000 and $28,156,000, for the
fiscal years ended May 31, 1999, 1998 and 1997, respectively, and is included in sales and marketing expenses.

Deferred Revenues

Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services.

Long-Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long-term debt approximated market value at May 31, 1999.

Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was adopted by the Company in the fiscal year beginning June 1, 1998. SOP No. 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement has not materially impacted the Company's revenues, results of operations or financial position.

The Company generates several types of revenue including the following:

  License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allow for the use of the Company's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met and payment of the license fees is not dependent upon the performance of the consulting. In instances where the aforementioned criteria have not been met and both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance partners (value-added resellers, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the reseller. Sublicense fees typically are based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller. The Company provides for sales returns based on historical rates of return.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

  Support Agreements. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statements of operations.

  Consulting and Education Services. The Company provides consulting and education services to its customers. Revenue from such services is generally recognized over the period during which the applicable service is to be performed or on a services-performed basis.

Accounting for Stock-Based Compensation

Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. See Note 9 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 1999, 1998 and 1997 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report an additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

2.PROPERTY

Property consists of:

                                                          Year Ended May 31,
                                                        -----------------------
                                                           1999         1998
     (in thousands)                                     -----------  ----------
     Computer equipment................................ $   967,784  $  813,037
     Buildings and improvements........................     633,078     565,933
     Furniture and fixtures............................     303,377     255,625
     Land..............................................     109,758      89,750
     Automobiles.......................................       9,450       8,983
                                                        -----------  ----------
       Total...........................................   2,023,447   1,733,328
     Accumulated depreciation and amortization.........  (1,035,965)   (798,978)
                                                        -----------  ----------
     Property, net..................................... $   987,482  $  934,350
                                                        ===========  ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

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

Equipment under capital leases included in property at May 31, 1999 and 1998 was $27,615,000 and $28,182,000, respectively. Accumulated amortization of leased equipment at such dates was $27,213,000 and $27,285,000, respectively.

As of May 31, 1999, future minimum annual lease payments under capital leases together with their present value were:

     Year Ended May 31,
     ------------------                                           (in thousands)
     2000........................................................      $634
     2001........................................................       129
     2002........................................................        19
                                                                       ----
       Total minimum lease payments..............................       782
     Amount representing interest................................       (96)
                                                                       ----
       Present value of minimum lease payments...................      $686
                                                                       ====

3.NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

At May 31, 1999 and 1998, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $3,092,000 and $2,282,000, respectively. The Company also had current maturities of long-term debt of $546,000 and $642,000 at May 31, 1999 and 1998, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


4.LONG-TERM DEBT

Long-term debt consists of:

                                                           Year Ended May 31,
                                                           --------------------
                                                             1999       1998
     (in thousands)                                        ---------  ---------
     Senior notes......................................... $ 300,000  $ 300,000
     Other................................................     4,000      4,047
     Capital lease obligations (See Note 2)...............       686        932
                                                           ---------  ---------
       Total..............................................   304,686    304,979
     Current maturities...................................      (546)      (642)
                                                           ---------  ---------
     Long-term debt....................................... $ 304,140  $ 304,337
                                                           =========  =========

During fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. Long-term debt (excluding the Senior Notes discussed above and the lease payments related to capitalized lease obligations discussed in Note 2) matures in the year ended May 31, 2002.

5.COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150,000,000 of property and improvements to be leased to the Company. In May 1998, this facility was increased by $32,000,000 to a total of $182,000,000. The Company's obligation to make lease payments generally will begin at the end of the construction period. Rent will be payable quarterly in arrears over a term of seven years. The Company's obligations under the lease facility currently are collateralized by a forward contract to sell 9,000,000 shares of the Company's Common Stock at $17.67 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. The buyer may complete the sale on February 13, 2001 (or for a fifteen day period thereafter) or in certain other circumstances as defined by the forward contract. The Company may, at its option, anytime during the lease term substitute other collateral such as U.S. treasury securities. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of May 31, 1999, approximately $155,000,000 of the master lease facility had been utilized. As of May 31, 1999, the general terms of the $182,000,000 master lease facility call for a residual guarantee of the leased property equal to 85% of its original cost. As the net present value of the minimum lease payments, including this 85% residual guarantee, is less than 90% of the fair value of the lease property at the inception of the lease, these leases have been classified as operating leases.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


As of May 31, 1999, future minimum annual lease payments of the master lease facility on completed properties are as follows:

     Year ended May 31,
     ------------------                                           (in thousands)
     2000........................................................    $  7,543
     2001........................................................       7,543
     2002........................................................       7,543
     2003........................................................       3,772
                                                                     --------
       Total.....................................................    $ 26,401
                                                                     ========

Additional facilities and certain furniture and equipment are leased under operating leases. As of May 31, 1999, future minimum annual lease payments
(excluding the master lease facility discussed above and the lease payments related to capitalized facilities discussed in Note 2) are as follows:

     Year ended May 31,
     ------------------                                           (in thousands)
     2000........................................................    $173,629
     2001........................................................     143,640
     2002........................................................     124,292
     2003........................................................      96,622
     2004........................................................      66,017
     Thereafter..................................................     245,862
                                                                     --------
       Total.....................................................    $850,062
                                                                     ========

Rent expense was $240,434,000, $206,108,000 and $184,468,000, for fiscal years
1999, 1998 and 1997, net of sublease income of approximately $3,963,000, $3,169,000 and $1,394,000, respectively.

Certain of the Company's lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

6.ACQUISITIONS

On August 29, 1997, the Company acquired the shares of TSC for approximately $110,000,000 in cash and the conversion of outstanding TSC options to options to purchase the Company's stock. As a result of this conversion, the Company recorded a credit to stockholders' equity of approximately $8,967,000 related to the value of the stock options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development ("R&D"). In the opinion of management and the appraiser, the acquired in-process R&D had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $45,000,000, were included in "Intangible and Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a five year period. Amortization expense of approximately $9,000,000 and $6,500,000 are included in the accompanying consolidated statements of operations in fiscal 1999 and 1998, respectively.

On August 11, 1997, the Company completed the merger of its subsidiary, Liberate, and Navio, a development stage company, in a stock for stock exchange valued at approximately $77,000,000. After the date of the merger,

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

the Company owned approximately 60% of the entity, with the remaining 40% owned by the minority interest shareholders. As of the acquisition date, the Company's interest in the increased net assets of the combined entity was recorded as a credit to stockholders' equity in the amount of $46,076,000, with the balance recorded as minority interest. Subsequent to the acquisition, the Company acquired stock directly from certain of the minority shareholders which, net of stock option exercise proceeds and the amount previously recorded as minority interest, was recorded as a debit to stockholders' equity in the amount of $7,693,000. The net balance of $38,383,000 is included in the accompanying consolidated statement of stockholders' equity. As a result of the merger and the above transactions, the Company's interest in Liberate was increased to 66%. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process R&D. In the opinion of management and the appraiser, the acquired in-process R&D had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $2,100,000, were included in "Intangible and Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a three year period. Amortization expense of approximately $700,000 and $500,000 were included in the accompanying consolidated statements of operations in fiscal 1999 and 1998, respectively.

As of December 31, 1996, the Company had a minority investment in Datalogix of approximately 13.4%. Effective January 1, 1997, the Company completed a merger transaction, by which it acquired the remaining outstanding shares of Datalogix for approximately $82,000,000 in cash. The Company received an appraisal of certain intangible assets which indicated that $36,800,000 of the acquired intangible assets consisted of in-process R&D. In the opinion of management and the appraiser, the acquired in-process R&D had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $36,800,000 in the accompanying consolidated statements of operations in fiscal 1997. The remaining intangible assets acquired, with an assigned value of approximately $20,000,000, were included in "Intangible and Other Assets" in the accompanying consolidated balance sheets and are being amortized over a five year period. Amortization expense of approximately $4,000,000, $4,000,000 and $1,700,000 were included in the accompanying consolidated statements of operations in fiscal 1999, 1998 and 1997, respectively.

No pro forma financial statements for the periods prior to the acquisitions have been provided due to the amounts being immaterial.

7.SUBSIDIARY STOCK TRANSACTIONS

During November 1997, Oracle Corporation Japan ("Oracle Japan"), a majority-owned subsidiary of the Company issued and sold 944,200 new shares of its Common Stock at approximately $26 per share to a third party. As part of the stock purchase agreement, the third party was given an option to put these shares to the Company in the event that an initial public offering did not take place before December 1999. The put price was equal to the purchase price plus interest, as defined in the stock purchase agreement. As a result of the original put option, the Company recorded the proceeds from the sale as an increase to minority interest. In conjunction with the initial public offering of Oracle Japan, discussed in the following paragraph, the put option expired and the Company recorded a credit to stockholders' equity in the amount of $18,129,000, net of deferred taxes of $10,000,000, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, Oracle Japan issued and sold 4,570,000 shares of Common Stock at approximately $57 per share in an initial public offering in Japan. In connection with this offering, Oracle Japan received cash proceeds of $248,811,000, net of issuance costs of $13,833,000. The Company's ownership interest in Oracle Japan was reduced from 90.78% to 84.94% following the issuance and sale of the aforementioned shares. The

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

Company recorded a credit to stockholders' equity of $133,100,000, net of deferred taxes of $73,700,000, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, subsequent to the initial public offering, the Company sold 250,000 of its existing shares of Oracle Japan's Common Stock at approximately $99 per share. In connection with this sale, the Company received cash proceeds of $24,969,000. The Company's ownership interest in Oracle Japan was reduced from 84.94% to 84.59% following the sale of the aforementioned shares. The Company recorded a gain from this sale of $24,457,000 which is included in other income (expense) in the accompanying consolidated statements of operations.

During April 1999, Liberate, a majority-owned subsidiary of the Company, issued and sold 5,208,326 new shares of its preferred stock at approximately $9.60 per share to third parties. Liberate received cash proceeds of $46,990,000, net of issuance costs of $3,010,000. The Company's ownership interest in Liberate was reduced from 70.11% to 59.20% following the offering. In conjunction with the private placement of Liberate, the Company recorded a credit to stockholders' equity in the amount of $26,891,000, net of deferred taxes of $17,611,000, reflecting the increase in its share of the net assets of Liberate related to the stock offering. (See Note 13, Subsequent Events for Further details).

8.EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of Common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

On February 26, 1999, the Company effected a three-for-two stock split in the form of a Common Stock dividend to stockholders of record as of February 10, 1999. All per share data and numbers of Common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Year Ended May 31,
                                               --------------------------------
                                                  1999       1998       1997
(in thousands, except per share data)          ---------- ---------- ----------

Net income.................................... $1,289,758 $  813,695 $  821,457
                                               ========== ========== ==========
Weighted average shares outstanding...........  1,445,588  1,466,399  1,476,296
Dilutive effect of employee stock options and
 stock purchase plan..........................     38,637     33,189     37,647
                                               ---------- ---------- ----------
Diluted shares outstanding....................  1,484,225  1,499,588  1,513,943
                                               ========== ========== ==========
Basic earnings per share...................... $     0.89 $     0.55 $     0.56
Diluted earnings per share.................... $     0.87 $     0.54 $     0.54

9.STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value,

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

became exercisable as established by the Board of Directors (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 1999, options to purchase 1,142,493 shares were outstanding and vested. As of May 31, 1999, there were no options for shares of Common Stock available for future grant under this plan.

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 21,667,500 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 1999, options to purchase 985,536 shares of Common Stock were outstanding and vested. Options for 5,215,894 shares were available for future grant under these plans at May 31, 1999.

In fiscal 1992, the Company adopted the 1991 Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 50,625,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. An additional 40,500,000 shares of Common Stock were reserved for issuance under the plan in each of fiscal 1994 and fiscal 1996. In fiscal 1999 and fiscal 1997, an additional 75,000,000 and 76,500,000 shares of Common Stock were reserved for issuance under the plan, respectively. As of May 31, 1999, options to purchase 116,590,054 shares of Common Stock were outstanding, of which 48,005,454 shares were vested. Options for 113,827,143 shares were available for future grant under the plan at May 31, 1999. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 5,062,500 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. Each individual who becomes an outside director shall automatically be granted options to purchase 75,000 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year, each outside director will be granted options to purchase 27,000 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, in lieu of the grant of an option to purchase 27,000 shares of Common Stock, each outside director who has served as the Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 60,000 shares of Common Stock on May 31 of each year, provided that the outside director has served as a Chairman of any such committee for at least one year. In addition, an outside director who is the Chairman of the Compensation Committee of the Company's Board of Directors and who has served on the Compensation Committee for at least one year, will be granted options to purchase 37,500 shares of Common Stock on May 31 of each year beginning May 31, 1998. As of May 31, 1999, options to purchase 1,377,422 shares of Common Stock were outstanding, of which 691,919 were vested. Options for 2,998,841 shares were available for future grant under this plan at May 31, 1999.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


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

The following table summarizes stock option plan activity:

                                                   Shares Under  Weighted Average
                                                      Option      Exercise Price
                                                   ------------  ----------------
     Balance, May 31, 1996........................  90,490,335        $ 7.13
       Granted....................................  25,748,127         17.13
       Exercised.................................. (13,221,398)         3.61
       Canceled...................................  (4,850,043)        11.11
                                                   -----------
     Balance, May 31, 1997........................  98,167,021        $10.00
       Granted....................................  46,774,301         19.81
       Exercised.................................. (12,553,566)         5.77
       Canceled................................... (28,693,824)        22.22
                                                   -----------
     Balance, May 31, 1998........................ 103,693,932        $11.55
       Granted....................................  42,003,358         17.88
       Exercised.................................. (16,755,780)         9.35
       Canceled...................................  (8,846,005)        15.32
                                                   -----------
     Balance, May 31, 1999........................ 120,095,505        $13.80
                                                   ===========

As of May 31, 1999, the Company had reserved 242,137,383 shares of Common Stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 1999 was $0.47 to $39.71. The range of exercise prices for options is due primarily to the fluctuating price of the Company's stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 1999:

                                        Weighted                                  Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 5/31/99 Contractual Life Exercise Price as of 5/31/99      Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 0.47-$ 1.96      12,485,052        2.45           $ 1.13      11,877,536        $ 1.09
     $ 2.04-$ 9.48      12,946,938        4.74           $ 6.79      12,904,912        $ 6.79
     $ 9.52-$14.75      12,461,089        6.86           $12.18       6,851,252        $10.96
     $14.78-$15.06       8,722,704        6.69           $14.96       6,138,387        $14.96
     $15.08-$15.17      17,327,607        7.92           $15.16       3,599,148        $15.17
     $15.28-$15.28       5,393,292        6.75           $15.28       2,386,491        $15.28
     $15.75-$16.29      15,384,810        9.03           $16.24         177,574        $16.00
     $16.33-$16.71      12,966,466        9.06           $16.46          48,763        $16.64
     $16.72-$16.94       2,622,742        7.98           $16.85         703,440        $16.93
     $17.04-$39.71      19,784,805        8.36           $21.17       6,137,899        $18.46
                       -----------        ----           ------      ----------
     $ 0.47-$39.71     120,095,505        7.09           $13.80      50,825,402        $ 9.58
                       ===========        ====           ======      ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999
Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan") and reserved 81,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 2,531,250 shares of Common Stock. The 1987 Purchase Plan was terminated on September 30, 1992 and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "Employee Stock Purchase Plan") and reserved 20,250,000 shares of Common Stock for issuance thereunder. An additional 20,250,000, 15,750,000 and 45,000,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1994, fiscal 1997 and fiscal 1999 respectively. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 1999, 50,991,049 shares had been issued and 50,258,951 shares were reserved for future issuances under this plan.

During fiscal 1999, 1998 and 1997, the Company issued 9,029,635, 8,164,883 and 6,942,677 shares, respectively, under the Employee Stock Purchase Plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee's purchase rights, the cost would have been estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 1999, 1998 and 1997: (i) dividend yield of zero percent for all periods, (ii) expected life of one-half year for all periods,
(iii) expected volatility of 48%, 39% and 37.5% and (iv) risk-free interest rates within a range of 4.7%-5.5%. The weighted-average fair value of each purchase right granted in fiscal 1999, 1998 and 1997 was $6.40, $6.23 and $4.23 per share, respectively.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and amended on March 22, 1999. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board of Directors also authorized the issuance of Rights for each share of Common Stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. As a result of a stock split effected by the Company, each share of Common Stock now has associated with it two-thirds of a right.

The Rights are not exercisable until the earlier of (i) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of the Company's Common Stock or (ii) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of the Company's outstanding Common Stock, subject to certain exceptions (the earlier of such dates being called the "Distribution Date.") The Rights are initially exercisable for one-six thousand seven hundred fiftieth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $125 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 15% of the Company's Common Stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, Common Stock of the Company (or in the case of acquisition of the Company, Common Stock of the acquirer) having a market value of two times the exercise price of the Right.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

The Company is entitled to redeem the Rights, for $0.00148 per Right, at the discretion of the Board of Directors, until certain specified times. The Company may also require the exchange of Rights, at a rate of one and one-half shares of Common Stock, for each Right, under certain circumstances. The Company also has the ability to amend the Rights, subject to certain limitations.

Stock Repurchases

The Company's Board of Directors has approved the repurchase of up to 274,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 54,656,519 shares of the Company's Common Stock for approximately $1,086,953,000 in fiscal 1999, 27,669,159 shares of the Company's Common Stock for approximately $489,823,000 in fiscal 1998, 28,816,875 shares of the Company's Common Stock for approximately $528,209,000 in fiscal 1997 and 49,763,271 shares of the Company's Common Stock for approximately $313,733,000 prior to fiscal 1997. The Company used cash flow from operations and proceeds from the issuance of Senior Notes in fiscal 1997 to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

Stock Warrants

During fiscal 1997, the Company sold 13,500,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $34.22 and $34.47. These warrants expire in May 2000 and the proceeds of $35,898,000 were credited to stockholders' equity.

During fiscal 1999 and fiscal 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of May 31, 1999, the Company has a maximum potential obligation under the put warrants to buy back 40,136,000 shares of its Common Stock for prices ranging from $11.17 to $19.39 per share for an aggregate price of approximately $648,887,000. The put warrants will expire from July 1999 through October 2000. As of May 31, 1999, the Company had the right to purchase up to a maximum of 20,068,000 shares of its Common Stock at prices ranging from $13.89 to $26.06 per share for an aggregate price of approximately $416,392,000. The call options will expire from July 1999 through October 2000.

Accounting for Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to May 31, 1996 under the fair value method of that statement.

The fair value of options granted for fiscal years ending May 31, 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       Year Ended May 31,
                                                  -----------------------------
     Employee Stock Options                         1999      1998      1997
     ----------------------                       --------- --------- ---------
     Expected life from vest date (in years):
       Employees.................................      0.59      0.45      0.41
       Officers and Directors.................... 0.66-6.17 0.43-6.14 0.43-6.14
     Risk-free interest rates....................  4.5-5.7%  5.6-6.6%  5.6-6.8%
     Volatility..................................     48.0%     39.0%     37.5%
     Dividend yield..............................        --        --        --

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 1999, 1998 and 1997 was $6.91, $6.21 and $7.73 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        Year Ended May 31,
                                                   ----------------------------
                                                      1999      1998     1997
     (in thousands, except per share data)         ---------- -------- --------
     Net income:
       As reported................................ $1,289,758 $813,695 $821,457
       Pro forma.................................. $1,095,969 $656,711 $737,288
     Earnings per share:
       Basic...................................... $     0.89 $   0.55 $   0.56
       Diluted.................................... $     0.87 $   0.54 $   0.54
       Proforma basic............................. $     0.76 $   0.45 $   0.50
       Proforma diluted........................... $     0.74 $   0.44 $   0.49

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 1999, 1998 and 1997 are not likely to be representative of the pro forma effects on net income and earnings per share in future years for the following reasons: i) the number of future shares to be issued under these plans is not known, ii) the effect of an additional year of vesting on options granted in prior years is not considered in the assumptions as of May 31, 1999 and iii) the assumptions used to determine the fair value can vary significantly.

10.INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                       Year Ended May 31,
                                                --------------------------------
                                                   1999       1998       1997
     (in thousands)                             ---------- ---------- ----------
     Domestic.................................. $1,301,712 $  799,814 $  952,131
     Foreign...................................    680,366    528,005    331,396
                                                ---------- ---------- ----------
       Total................................... $1,982,078 $1,327,819 $1,283,527
                                                ========== ========== ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


The components of the provision for income taxes in 1998 and 1997 have been revised to include international withholding tax and related US credits on a gross basis rather than on a net basis. The provision for income taxes consists of the following:

                                                       Year Ended May 31,
                                                   ----------------------------
     (in thousands)                                  1999      1998      1997
                                                   --------  --------  --------
     Current payable:
       Federal.................................... $306,558  $230,421  $271,910
       State......................................   96,161    54,035    55,387
       Foreign....................................  287,321   179,206   216,146
                                                   --------  --------  --------
         Total current............................  690,040   463,662   543,443
                                                   --------  --------  --------
     Deferred payable (prepaid):
       Federal....................................   29,468    45,116   (53,480)
       State......................................  (13,700)   (9,369)  (11,136)
       Foreign....................................  (13,488)   14,715   (16,757)
                                                   --------  --------  --------
         Total deferred...........................    2,280    50,462   (81,373)
                                                   --------  --------  --------
     Total........................................ $692,320  $514,124  $462,070
                                                   ========  ========  ========

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                                                      Year Ended May 31,
                                                  ----------------------------
     (in thousands)                                 1999      1998      1997
                                                  --------  --------  --------
     Tax provision at statutory rate............  $693,727  $464,737  $449,234
     State tax expense, net of federal benefit..    42,589    34,367    31,632
     Nondeductible write-off of acquired in-
      process research and development..........       --     49,274    10,405
     Other, net.................................   (43,996)  (34,254)  (29,201)
                                                  --------  --------  --------
     Provision for income taxes.................  $692,320  $514,124  $462,070
                                                  ========  ========  ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                    Year Ended May 31,
                                                -----------------------------
                                                  1999       1998      1997
   (in thousands)                               ---------  --------  --------
   Deferred tax liabilities:
     Capitalized software development costs.... $ (39,794) $(38,051) $(40,506)
     Subsidiaries' stock offerings.............   (98,547)      --        --
     Foreign earnings deemed repatriated.......   (23,640)  (10,787)      --
     Other.....................................       --        --       (793)
                                                ---------  --------  --------
       Total deferred tax liabilities..........  (161,981)  (48,838)  (41,299)
                                                ---------  --------  --------
   Deferred tax assets:
     Reserves and accruals.....................   182,311   117,705   101,444
     Differences in timing of revenue recogni-
      tion.....................................    59,264    77,335   104,561
     Foreign earnings deemed repatriated.......       --        --     25,400
     Net operating loss carryovers.............    25,559    16,173    24,935
     Depreciation and amortization.............    70,682    55,550    65,368
     Deferred cost sharing gain................    27,692    30,412       --
     Employee compensation and benefits........    59,720    35,602    27,476
     Other tax assets..........................    24,745     6,894    14,640
                                                ---------  --------  --------
       Total deferred tax assets...............   449,973   339,671   363,824
     Valuation allowance.......................   (14,730)   (6,986)   (8,784)
                                                ---------  --------  --------
       Net..................................... $ 273,262  $283,847  $313,741
                                                ---------  --------  --------
   Recorded as:
     Prepaid and refundable income taxes....... $ 299,670  $260,624  $274,366
     Deferred income taxes.....................  (135,887)  (15,856)   (7,402)
     Other assets..............................   109,479    39,079    46,777
                                                ---------  --------  --------
                                                $ 273,262  $283,847  $313,741
                                                =========  ========  ========

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the U.S. As of May 31, 1999, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $686,596,000. At May 31, 1999, the unrecognized deferred tax liability for these earnings is approximately $119,639,000.

Certain foreign subsidiaries of the Company have net operating loss carryforwards at May 31, 1999, totaling approximately $98,807,000, which may be used to offset future taxable income. These carryforwards expire at various dates; $12,963,000 in 2002, $14,001,000 in 2003, $14,580,000 in 2004,
$1,995,000 in 2005, $27,578,000 in 2006 and the remaining balance has no expiration.

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

11.SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No.131"), "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has four major line of business operating segments: license, support, education and consulting. The Company also evaluates certain subsets of business segments by vertical industries as well as by product categories. While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The license line of business is engaged in the licensing of internet platform based information management software. Information management software can be classified into two broad categories: systems software and business applications software. Systems software includes database management systems and development tools, which enables users to create, retrieve and modify the various types of data stored in a computer system. Business applications software automates the performance of specific business data processing functions for customer relationship management, supply chain management, financial management, procurement, project management, and human resources management. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software updates. The education line of business provides both media-based and instructor-led training to customers on how to use the Company's products. The consulting line of business assists customers in the implementation of applications based on the Company's products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


The following table presents a summary of operating segments:

                                                                       Other
                                                                    Distribution
                          License   Support(4) Education Consulting Expenses(2)    Total
(in thousands)           ---------- ---------- --------- ---------- ------------ ----------
1999
Revenues from
 Unaffiliated Customers
 (1).................... $3,651,226 $2,342,318 $498,040  $2,335,668  $     --    $8,827,252
Depreciation Expense....     37,734     19,759   15,411      33,241     60,221      166,366
Distribution Expenses...  2,074,628    579,300  318,911   1,898,558    696,195    5,567,592
                         ---------- ---------- --------  ----------  ---------   ----------
Distribution Margin
 (3).................... $1,538,864 $1,743,259 $163,718  $  403,869  $(756,416)  $3,093,294
                         ========== ========== ========  ==========  =========   ==========
1998
Revenues from
 Unaffiliated Customers
 (1).................... $3,161,349 $1,791,760 $435,189  $1,755,568  $     --    $7,143,866
Depreciation Expense....     37,744     15,528   13,193      26,862     45,109      138,436
Distribution Expenses...  1,883,248    431,686  284,547   1,384,756    633,650    4,617,887
                         ---------- ---------- --------  ----------  ---------   ----------
Distribution Margin
 (3).................... $1,240,357 $1,344,546 $137,449  $  343,950  $(678,759)  $2,387,543
                         ========== ========== ========  ==========  =========   ==========
1997
Revenues from
 Unaffiliated Customers
 (1).................... $2,878,684 $1,318,885 $333,445  $1,153,322  $     --    $5,684,336
Depreciation Expense....     13,863      6,075    5,583       9,400      3,029       37,950
Distribution Expenses...  1,563,726    321,284  216,034     936,332    572,467    3,609,843
                         ---------- ---------- --------  ----------  ---------   ----------
Distribution Margin
 (3).................... $1,301,095 $  991,526 $111,828  $  207,590  $(575,496)  $2,036,543
                         ========== ========== ========  ==========  =========   ==========

--------
(1) Operating segment revenues differ from the external reporting classification due to certain license products which are classified as services revenues for management reporting purposes.
(2) Other Distribution Expenses consist primarily of marketing, general and administrative and other distribution overhead expenses that are not directly controlled by any particular line of business.
(3) The Distribution Margins reported reflect only the direct controllable expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for marketing, general and administrative, development and other corporate expenses incurred in support of the line of business.
(4) Support includes update rights which in certain sectors of the software industry such as the "shrink wrap sector" would typically be classified as license revenue.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999


Profit Reconciliation

                                                 Year Ended May 31,
                                          -----------------------------------
                                             1999         1998        1997
(in thousands)                            -----------  ----------  ----------
Total Distribution Margin for Reportable
 Segments................................ $ 3,093,294  $2,387,543  $2,036,543
Corporate, Development and Other
 Expenses................................  (1,220,413)   (976,289)   (736,758)
Acquired in-Process Research and
 Development.............................         --     (167,054)    (36,800)
Other Income and Expense.................     109,197      83,619      20,542
                                          -----------  ----------  ----------
  Income Before Provision for Income
   Tax................................... $ 1,982,078  $1,327,819  $1,283,527
                                          ===========  ==========  ==========
License Revenues By Product:

                                                 Year Ended May 31,
                                          -----------------------------------
                                             1999         1998        1997
(in thousands)                            -----------  ----------  ----------
Systems.................................. $ 2,939,826  $2,526,781  $2,344,189
Business Applications....................     651,042     562,280     478,261
Other Revenues (1).......................      60,358      72,288      56,234
                                          -----------  ----------  ----------
  Total License Revenues................. $ 3,651,226  $3,161,349  $2,878,684
                                          ===========  ==========  ==========

--------
(1) Other revenues include documentation, system integration, Business On-Line and miscellaneous other revenues.

Geographic Information:

                                                   Year Ended May 31,
                         -----------------------------------------------------------------------
                                  1999                    1998                    1997
                         ----------------------- ----------------------- -----------------------
                                        Long                    Long                    Long
                          Revenues  Lived Assets  Revenues  Lived Assets  Revenues  Lived Assets
                         ---------- ------------ ---------- ------------ ---------- ------------
USA..................... $4,485,924  $1,022,527  $3,546,119  $  901,301  $2,648,440  $  856,107
United Kingdom..........    847,587     204,456     709,977     160,731     537,050     116,180
Germany.................    452,720       4,462     374,237       6,144     339,740       4,961
Japan...................    436,756      41,871     356,882      38,993     382,434      51,233
France..................    301,855      10,652     227,515      11,610     216,606      12,727
Canada..................    230,690       7,783     194,228       7,585     131,360       7,060
Other Foreign Coun-
 tries..................  2,071,720     161,594   1,734,908     143,961   1,428,706     141,887
                         ----------  ----------  ----------  ----------  ----------  ----------
  Total................. $8,827,252  $1,453,345  $7,143,866  $1,270,325  $5,684,336  $1,190,155
                         ==========  ==========  ==========  ==========  ==========  ==========

12.LEGAL PROCEEDINGS

Shareholder class actions were filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and Chief Operating Officer on and after December 18, 1997. A nearly identical class action was filed against the same defendants in the United States District Court for the Central District of California on December 7, 1998. The class actions are brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of state and federal securities laws. Plaintiffs further

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 1999

allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. (See Note 13, Subsequent Events for further details).

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's officers and directors. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth and financial status while certain officers and directors sold Company stock and by allowing the Company to be sued in the state shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and temporary and permanent injunctions requiring the defendants to relinquish their directorships. On January 15, 1999, the Court entered a stipulation and order staying the action until further notice.

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

13.SUBSEQUENT EVENTS

Legal Proceedings--Shareholder Class Actions: By order dated July 30, 1999, the federal court approved plaintiffs' application for voluntarily dismissal of the federal class action and dismissal of the class action without prejudice was entered on August 4, 1999.

Subsidiary Initial Public Offering: In July 1999, Liberate, a partially owned subsidiary, issued and sold 6,250,000 shares of Common Stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $103,325,000, net of issuance costs of $9,175,000. The Company's ownership interest in Liberate was reduced from 59.20% to 48.24% following the offering. As a result, the Company will now account for its ownership interest in Liberate using the equity method of accounting in future filings.

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance at    Additions                                Balance
                          Beginning      Charged                  Translation     at End
     Classification       of Period   to Operations  Write-offs   Adjustments   of Period
     --------------      ------------ ------------- ------------  -----------  ------------
Allowance for Doubtful
 Accounts Year Ended:
  May 31, 1997.......... $105,711,000 $ 92,635,000  $(68,804,000) $(1,702,000) $127,840,000
                         ============ ============  ============  ===========  ============
  May 31, 1998.......... $127,840,000 $106,915,000  $(34,407,000) $(4,739,000) $195,609,000
                         ============ ============  ============  ===========  ============
  May 31, 1999.......... $195,609,000 $ 96,989,000  $(73,736,000) $(1,766,000) $217,096,000
                         ============ ============  ============  ===========  ============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 1999.

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

                 Name                                Title                    Date
                 ----                                -----                    ----

/s/ Lawrence J. Ellison                Chief Executive Officer and         August 27,
______________________________________ Chairman of the Board of               1999
Lawrence J. Ellison                    Directors (Principal Executive
                                       Officer)

/s/ Raymond J. Lane                    President, Chief Operating          August 27,
______________________________________ Officer and Director                   1999
Raymond J. Lane

/s/ Jeffrey O. Henley                  Executive Vice President, Chief     August 27,
______________________________________ Financial Officer and Director         1999
Jeffrey O. Henley                      (Principal Financial Officer)

/s/ Jennifer L. Minton                 Vice President and Corporate        August 27,
______________________________________ Controller (Principal Accounting       1999
Jennifer L. Minton                     Officer)

/s/ Jeffrey Berg                       Director                            August 27,
______________________________________                                        1999
Jeffrey Berg

/s/ Michael J. Boskin                  Director                            August 27,
______________________________________                                        1999
Michael J. Boskin

/s/ Jack Kemp                          Director                            August 27,
______________________________________                                        1999
Jack Kemp

/s/ Kay Koplovitz                      Director                            August 27,
______________________________________                                        1999
Kay Koplovitz

/s/ Donald L. Lucas                    Director                            August 27,
______________________________________                                        1999
Donald L. Lucas

/s/ Richard A. McGinn                  Director                            August 27,
______________________________________                                        1999
Richard A. McGinn

4290-10k99
                                                                       C12898-01

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 Exhibit No.                     Exhibit Titles
 -----------                     --------------
    10.10    Amendment to the Employee Stock Purchase Plan (1992).
    21.01    Subsidiaries of the Registrant.
    23.01    Consent of Arthur Andersen LLP.
    27.01    Financial Data Schedule.