Form 10-Q
period 1999-08-31
ORACLE CORP /DE/
filed 1999-10-15
CIK 777676

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

                  For quarterly period ended August 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of September 30, 1999: 1,423,672,462

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at August 31, 1999 and
          May 31, 1999..................................................    3

          Condensed Consolidated Statements of Operations for the three
          months ended August 31, 1999 and 1998.........................    4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended August 31, 1999 and 1998.........................    5

          Notes to Condensed Consolidated Financial Statements..........    6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   18

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................   21

 Item 6.  Exhibits and Reports on Form 8-K..............................   21

          Signatures....................................................   22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                          August 31,  May 31,
                                                             1999       1999
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $1,718,179 $1,785,715
 Short-term cash investments.............................  1,003,570    777,049
 Trade receivables, net of allowance for doubtful
  accounts of $226,013 and $217,096, respectively........  1,514,095  2,238,204
 Other receivables.......................................    161,705    240,792
 Prepaid and refundable income taxes.....................    296,471    299,670
 Prepaid expenses and other current assets...............     94,561    105,844
                                                          ---------- ----------
    Total current assets.................................  4,788,581  5,447,274
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................    208,475    249,547
PROPERTY, net............................................    966,098    987,482
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $16,502 and $54,381, respectively.......     99,192     98,870
INTANGIBLE AND OTHER ASSETS..............................    517,053    476,481
                                                          ---------- ----------
    Total assets......................................... $6,579,399 $7,259,654
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt.. $    3,580 $    3,638
 Accounts payable........................................    255,369    283,896
 Income taxes payable....................................    157,267    277,700
 Accrued compensation and related benefits...............    386,196    693,525
 Customer advances and unearned revenues.................  1,089,684  1,007,149
 Value added tax and sales tax payable...................     20,735    128,774
 Other accrued liabilities...............................    636,491    651,741
                                                          ---------- ----------
    Total current liabilities............................  2,549,322  3,046,423
                                                          ---------- ----------
LONG-TERM DEBT...........................................    300,806    304,140
OTHER LONG-TERM LIABILITIES..............................     71,151     77,937
DEFERRED INCOME TAXES....................................    157,645    135,887
STOCKHOLDERS' EQUITY.....................................  3,500,475  3,695,267
                                                          ---------- ----------
    Total liabilities and stockholders' equity........... $6,579,399 $7,259,654
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                           Three Months Ended
                                                               August 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
REVENUES
 Licenses and other...................................... $  632,181 $  582,464
 Services................................................  1,352,336  1,166,646
                                                          ---------- ----------
    Total revenues.......................................  1,984,517  1,749,110
                                                          ---------- ----------
OPERATING EXPENSES
 Sales and marketing.....................................    538,426    510,076
 Cost of services........................................    756,750    679,290
 Research and development................................    235,941    187,623
 General and administrative..............................    107,537     94,284
                                                          ---------- ----------
    Total operating expenses.............................  1,638,654  1,471,273
                                                          ---------- ----------
OPERATING INCOME.........................................    345,863    277,837
 Other income (expense), net.............................     18,347     22,166
                                                          ---------- ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................    364,210    300,003
 Provision for income taxes..............................    127,474    105,001
                                                          ---------- ----------
NET INCOME............................................... $  236,736 $  195,002
                                                          ========== ==========
EARNINGS PER SHARE
 Basic................................................... $     0.17 $     0.13
 Diluted................................................. $     0.16 $     0.13
SHARES OUTSTANDING
 Basic...................................................  1,430,460  1,459,341
 Diluted.................................................  1,491,201  1,483,724

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                         Three Months Ended
                                                             August 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................ $  236,736  $  195,002
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................     76,813      73,183
  Amortization of purchase price in excess of net
   tangible assets acquired............................     18,308       8,223
  Provision for doubtful accounts......................     15,789      19,890
  Changes in assets and liabilities:
   Decrease in trade receivables.......................    728,991     474,912
   Decrease in prepaid and refundable income taxes.....      4,747       5,101
   Decrease in prepaid expenses, other receivables and
    other current assets...............................    100,253      56,665
   Increase (decrease) in accounts payable.............    (30,827)      7,527
   Decrease in income taxes payable....................   (123,032)    (57,815)
   Increase in customer advances and unearned
    revenues...........................................     70,703      85,402
   Decrease in accrued compensation and related
    benefits...........................................   (313,563)   (205,983)
   Decrease in value added tax and sales tax payable...   (109,442)    (91,048)
   Increase (decrease) in other accrued liabilities....    (11,155)     33,139
   Decrease in other long-term liabilities.............     (6,879)     (1,311)
   Decrease in deferred income taxes...................     (1,326)     (5,319)
                                                        ----------  ----------
 Net cash provided by operating activities.............    656,116     597,568
                                                        ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of cash investments........................   (579,526)   (252,847)
  Proceeds from maturities of cash investments.........    394,073     214,128
  Capital expenditures.................................    (54,892)    (88,319)
  Capitalization of computer software development
   costs...............................................     (3,807)     (7,140)
  Increase in intangible and other assets..............     (8,875)    (40,265)
                                                        ----------  ----------
 Net cash used for investing activities................   (253,027)   (174,443)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under notes payable and long-term
   debt................................................     (3,632)        920
  Payment of capital leases............................        --         (378)
  Proceeds from common stock issued....................     87,190      20,696
  Repurchase of common stock...........................   (579,895)    (81,064)
                                                        ----------  ----------
 Net cash used for financing activities................   (496,337)    (59,826)
                                                        ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................     25,712      (8,897)
                                                        ----------  ----------
 Net increase (decrease) in cash and cash equivalents..    (67,536)    354,402
CASH AND CASH EQUIVALENTS
 Beginning of period...................................  1,785,715   1,273,681
                                                        ----------  ----------
 End of period......................................... $1,718,179  $1,628,083
                                                        ==========  ==========


See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 1999. The results for the three month period ended August 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                              August 31,
                                                         ---------------------
                                                            1999       1998
     (in thousands, except per share data)               ---------- ----------
     Net income......................................... $  236,736 $  195,002
                                                         ========== ==========
     Weighted-average shares outstanding................  1,430,460  1,459,341
     Dilutive effect of employee stock options and
      employee stock purchase plan......................     60,741     24,383
                                                         ---------- ----------
     Diluted shares outstanding.........................  1,491,201  1,483,724
                                                         ========== ==========
     Basic earnings per share........................... $     0.17 $     0.13
     Diluted earnings per share......................... $     0.16 $     0.13

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income on an interim basis:

                                                              Three Months
                                                                  Ended
                                                               August 31,
                                                            -----------------
                                                              1999     1998
     (in thousands)                                         -------- --------
     Net income............................................ $236,736 $195,002
     Foreign currency translation gains (losses)...........   29,175  (10,946)
     Unrealized losses on equity securities on equity
      securities...........................................      --       (62)
                                                            -------- --------
     Total comprehensive income............................ $265,911 $183,994
                                                            ======== ========

4. SUBSIDIARY STOCK TRANSACTIONS

In July 1999, Liberate Technologies, a partially owned subsidiary, issued and sold 6,250,000 shares of Common Stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $103,325,000, net of issuance costs of $9,175,000. The Company's ownership interest in Liberate was reduced from 59.20% to 48.24% following the offering. As a result of the offering, the Company recorded an unrealized gain net of tax of $32,045,000 in stockholders' equity in the first quarter of fiscal 2000. In addition, effective July 1st, the Company began to account for its ownership interest in Liberate Technologies using the equity method of accounting.

5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's financial position or results of operations.

6. SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has four major line of business operating segments: license, support, education and consulting. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which he assesses financial performance and allocates resources.

The accounting policies of the line of business operating segments are the same as those described in the Company's form 10-K for the fiscal year ended May 31, 1999. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments:

                                                                      Other
                                                                   Distribution
                         License  Support (4) Education Consulting Expenses (2)   Total
(in thousands)           -------- ----------- --------- ---------- ------------ ----------
Three Months Ended

August 31, 1999
---------------
Revenues from
 unaffiliated customers
 (1).................... $623,676  $667,041   $117,116   $576,684   $     --    $1,984,517
Distribution expenses
 (5)....................  423,076   184,066     82,855    478,401     192,837    1,361,235
                         --------  --------   --------   --------   ---------   ----------
Distribution margin
 (3).................... $200,600  $482,975   $ 34,261   $ 98,283   $(192,837)  $  623,282
                         ========  ========   ========   ========   =========   ==========

August 31, 1998
---------------
Revenues from
 unaffiliated customers
 (1).................... $576,397  $524,084   $111,996   $536,633   $     --    $1,749,110
Distribution expenses
 (5)....................  406,099   135,752     93,225    437,605     153,929    1,226,610
                         --------  --------   --------   --------   ---------   ----------
Distribution margin
 (3).................... $170,298  $388,332   $ 18,771   $ 99,028   $(153,929)  $  522,500
                         ========  ========   ========   ========   =========   ==========

--------
(1) Operating segment revenues differ from the external reporting classification due to certain license products which are classified as services revenues for management reporting purposes.
(2) Other distribution expenses consist primarily of marketing, general and administrative and other distribution expenses that are not directly controlled by any particular line of business.
(3) The distribution margins reported reflect only the direct controllable expenses of the line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for marketing, general and administrative, corporate, development and other expenses incurred in support of the line of business.
(4) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.
(5) Certain functional areas managed by the lines of business in fiscal 1999 were, for management purposes, transferred to the corporate or development organizations in fiscal 2000. As a result, line of business distribution expenses for the first quarter of fiscal 2000 are not in all cases comparable to the corresponding period in fiscal 1999.

Profit Reconciliation:

                                                               Three Months
                                                                   Ended
                                                                August 31,
                                                             ------------------
                                                               1999      1998
     (in thousands)                                          --------  --------
     Total distribution margin for reportable segments...... $623,282  $522,500
     Corporate, development and other expenses.............. (277,419) (244,663)
     Other income...........................................   18,347    22,166
                                                             --------  --------
         Income before provision for income taxes........... $364,210  $300,003
                                                             ========  ========

7. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 1999 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2000.

Results of Operations

Total revenues increased 13% (14% in local currency) in the first quarter of fiscal 2000 as compared to the corresponding period in fiscal 1999. Domestic revenues increased 8% in the first quarter of fiscal 2000, while international revenues increased 20% (21% in local currency) as compared to the corresponding period in fiscal 1999. Revenues from international customers were approximately 51% and 48% of total revenues in the first quarters of fiscal 2000 and 1999, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies.

REVENUES:

                                                         Three Months Ended
                                                             August 31,
                                                    ----------------------------
                                                       1999    Change    1998
     (in thousands)                                 ---------- ------ ----------
     Licenses and other............................ $  632,181    9%  $  582,464
     Percentage of revenues........................   31.9%             33.3%
     Services...................................... $1,352,336   16%  $1,166,646
     Percentage of revenues........................   68.1%             66.7%
                                                    ----------        ----------
       Total revenues.............................. $1,984,517   13%  $1,749,110
                                                    ==========        ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. Licenses and other revenues also include revenues from the Company's documentation revenues and other miscellaneous revenues, which constituted 5% and 4% of total license and other revenues in the first quarters of fiscal 2000 and 1999, respectively. License revenues, excluding other revenues, grew 8% and 10% in the first quarters of fiscal 2000 and 1999, respectively. Systems license revenues, which include server and tools revenues, grew 7% and 13% in the first quarters of fiscal 2000 and 1999, respectively. Applications revenues grew 11% and 0% in the first quarters of fiscal 2000 and 1999, respectively. The overall license revenue growth rate was adversely affected by a sales force reorganization in the U.S., relatively lower license transaction closure rates in the first quarter of fiscal 2000 than those experienced in prior periods and continued weak demand in the Enterprise Resource Planning segment of the Applications market, partially offset by strong growth in the Customer Relationship Management segment of the Applications market.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 49%, 43% and 8% of total services revenues, respectively, during the first quarter of fiscal 2000. Support revenues grew 27% and 30% in the first quarters of fiscal 2000 and 1999, respectively. Consulting services revenues grew 7% and 54% in the first quarters of fiscal 2000 and 1999, respectively. Education services revenues grew 4% and 23% in the first quarters of fiscal 2000 and 1999, respectively. The decrease in the support revenues growth rate is primarily attributed to the decrease in the license revenue growth rate experienced in the last several quarters. While the support revenue growth rate has slowed, support revenues overall have increased, reflecting the continued increase in the installed base of the Company's products under support contracts. Support revenues growth rates will continue to be affected by the overall license revenue growth rates. The sharp declines in the consulting and education services revenue growth rates are primarily due to the decrease in the application license revenue growth rates in fiscal 1999 as compared to the corresponding period in fiscal 1998. The consulting and education revenue growth rates are expected to continue to decline in the second quarter of fiscal 2000 as compared to the prior year corresponding period.

OPERATING EXPENSES:

                                                          Three Months Ended
                                                              August 31,
                                                       ------------------------
                                                         1999   Change   1998
     (in thousands)                                    -------- ------ --------
     Sales and marketing.............................. $538,426    6%  $510,076
     Percentage of revenues...........................  27.1%           29.2%
     Cost of services................................. $756,750   11%  $679,290
     Percentage of revenues...........................  38.1%           38.8%
     Research and development (1)..................... $235,941   26%  $187,623
     Percentage of revenues...........................  11.9%           10.7%
     General and administrative....................... $107,537   14%  $ 94,284
     Percentage of revenues...........................   5.4%            5.4%

--------
(1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.2% and 0.4% of total revenues during the first quarters of fiscal 2000 and 1999, respectively.

International expenses were favorably affected in the first quarter of fiscal 2000 when compared to the corresponding period in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was negative, since the negative effect on revenues was greater than the positive effect on expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 6% and 13% in the first quarters of fiscal 2000 and 1999, respectively. Sales and marketing expenses as a percentage of both total revenues and license revenues decreased in the first quarter of fiscal 2000 when compared to the corresponding period in fiscal 1999. The decrease was due to efficiencies and controls over headcount and headcount related expenditures and revisions made in the first quarter of fiscal 2000 to certain prior fiscal year accruals that resulted from changes in the amounts of estimated liabilities required. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 56% and 58% in the first quarters of fiscal 2000 and 1999, respectively. The decrease in the cost of services as a percentage of services revenues was due primarily to efficiencies and controls over headcount and headcount related expenses.

Research and Development Expenses. Research and development expenses would have been 12% and 11% of total revenues in the first quarters of fiscal 2000 and 1999, respectively, without the capitalization of software development costs in accordance with SFAS No. 86. Before considering the impact of software capitalization, research and development expenses increased 23% and 19% in the first quarters of fiscal 2000 and 1999, respectively (26% and 18%, respectively, after the adjustment for software capitalization). The higher expense growth rate in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was due to increases in research and development headcount throughout fiscal 1999. The Company capitalized $3,807,000 and $7,140,000 of computer software development costs in the first quarters of fiscal 2000 and 1999, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $3,485,000 and $7,321,000 in the first quarters of fiscal 2000 and 1999, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 5% in the first quarters of fiscal 2000 and 1999.

OTHER INCOME (EXPENSE), NET:

                                                          Three Months Ended
                                                              August 31,
                                                        -----------------------
                                                         1999   Change   1998
     (in thousands)                                     ------- ------  -------
     Other income (expense), net....................... $18,347  (17%)  $22,166
     Percentage of revenues............................  0.9%            1.3%

Changes in non-operating income (expense), net primarily reflect fluctuations in interest income and expense related to changes in cash and debt balances and interest rates, as well as foreign exchange and other miscellaneous items.

PROVISION FOR INCOME TAXES:

                                                          Three Months Ended
                                                              August 31,
                                                       ------------------------
                                                         1999   Change   1998
     (in thousands)                                    -------- ------ --------
     Provision for income taxes....................... $127,474   21%  $105,001
     Percentage of revenues...........................   6.4%            6.0%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate was 35% in the first quarters of fiscal 2000 and 1999.

NET INCOME AND EARNINGS PER SHARE:

                                                           Three Months Ended
                                                               August 31,
                                                        ------------------------
                                                          1999   Change   1998
     (in thousands, except per share data)              -------- ------ --------
     Net income........................................ $236,736   21%  $195,002
     Percentage of revenues............................  11.9%           11.1%
     Earnings per share
      Basic............................................ $   0.17   31%  $   0.13
      Diluted.......................................... $   0.16   23%  $   0.13

LIQUIDITY AND CAPITAL RESOURCES:

                                                      Three Months Ended
                                                         August 31,
                                                 -----------------------------
                                                    1999     Change    1998
     (in thousands)                              ----------  ------ ----------
     Working capital............................ $2,239,259    18%  $1,899,611
     Cash and cash investments.................. $2,930,224    17%  $2,498,831
     Cash provided by operating activities...... $  656,116    10%  $  597,568
     Cash used for investing activities......... $ (253,027)   45%  $ (174,443)
     Cash used for financing activities......... $ (496,337)    *   $  (59,826)

--------
* Not meaningful

Working capital increased in the first quarter of fiscal 2000 over the corresponding period in fiscal 1999, due primarily to increased cash flow from operations, which resulted in higher cash and cash investment levels.

The Company generated higher positive cash flows from operations in the first quarter of fiscal 2000 over fiscal 1999, due primarily to improved profitability and higher cash collections.

Cash used for investing activities increased in the first quarter of fiscal 2000 as compared to the corresponding prior year period due primarily to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

Since July 1992, the Company's Board of Directors has approved the cumulative repurchase of up to 274,000,000 shares of Common Stock (split adjusted) on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 19,513,000 shares of the Company's Common Stock for approximately $579,895,000 in the first quarter of fiscal 2000. As of August 31, 1999, the Company has purchased a total of 180,418,824 shares for approximately $2,998,613,000. The Company has used cash flow from operations to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At August 31, 1999, the Company also had other outstanding debt of approximately $3,581,000, primarily in the form of other notes payable and capital leases.

The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of August 31, 1999, the Company had a maximum potential obligation under the put warrants to buy back 25,220,000 shares of its Common Stock for prices ranging from $14.54 to $19.57 per share for an aggregate price of approximately $448,927,000. The put warrants will expire at various dates through October 2000. As of August 31, 1999, the Company had the right to purchase under the call options up to a maximum of 12,610,000 shares of its Common Stock at prices ranging from $17.46 to $26.67 per share for an aggregate price of approximately $291,816,000. The call options will expire at various dates through October 2000. During the first quarter of fiscal 2000, the Company exercised call options for 7,458,000 shares at an average price of $16.94.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in the Customer Relationship Management area of its applications business where the market is growing more quickly than in the Enterprise Resource Planning area. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first quarter of fiscal 2000, particularly in Europe and Latin America, and will continue to do so throughout fiscal 2000 if the U.S. dollar strengthens relative to foreign currencies.

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

Year 2000. This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company has established a program to address the impact of the year 2000 date transition on its operations globally. In 1997, the Company established a year 2000 program office, and a Global Program Manager was appointed to coordinate existing projects and to oversee management and execution of the Company's plan to address year 2000. The year 2000 program is sponsored by the Chief Financial Officer; the Senior Vice President, Global, IT/Data Center; and the General Counsel of the Company. This executive steering committee regularly reviews progress with the Global Program Manager. Status is reported regularly to the Finance and Audit Committee of the Company's Board of Directors and the Product Development Management Committee.

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

As part of the above year 2000 program, the Company addresses certain third-party vendors. Certain third-party services or products are critical to the continued day-to-day operation of the Company, including telecommunications services, electric power and other utilities, and shipping services. If such a vendor suffers a business interruption from the year 2000 date change, it could cause the Company to also suffer a business interruption. The Company has asked vendors to certify the year 2000 readiness of the products and services they supply, as well as their own internal compliance programs. If the Company determines that a vendor's product will not be compliant, or that the cost of a compliant solution is excessive, alternative solutions are developed. In addition, the Company monitors the year 2000 compliance status of third-party hardware and software products and will implement any required year 2000 patches or updates that those vendors issue in the future.

The Company has substantially completed year 2000 readiness preparations as of the end of June 1999, although the remediation of several internal IT systems has been delayed until October 1999. Extensive testing will continue throughout 1999. The status of the Company's readiness efforts, as described above, is as follows: inventory--substantially complete; risk assessment--substantially complete; readiness assessment of systems-- substantially complete; repair or replacement--substantially completed as of the end of June 1999, with exceptions noted above; testing--substantially completed as of the end of June 1999, but expected to continue throughout calendar year 1999; contingency planning--expected to be complete by the end of October 1999.

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

Risks Associated with Year 2000 Issues. A significant amount of the demand the Company has experienced in recent years for applications software may have been generated by customers replacing and upgrading applications in order to accommodate the year 2000 date change. In addition, as the year 2000 approaches, customers may slow down computer software purchases as they devote more time to preparing and testing their systems for year 2000 readiness, versus evaluating and implementing new systems. Thus, the software industry and the Company may experience a significant deceleration from the strong annual growth rates historically experienced in the applications software marketplace and a decline in sales of its products generally.

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

Contingency Planning. The Company has developed a Customer Service Continuity Program ("CSC Program") to enable it to continue providing customer support during late 1999 and early 2000 should there be an increase in calls to customer support from customers seeking Year 2000 product information, information on migrating from older, non-compliant products to compliant products, or assistance in handling other Year 2000 issues, or should the Company experience Year 2000-related failures. As part of the CSC Program, the

Company's regional divisions are creating Millennium Operating Regimes ("MOR") to identify and assess possible Year 2000 risk scenarios that may impact the Company, and to develop operating procedures for the period from October 1999 through March 2000. Each MOR will adopt risk reduction measures if possible, and if an identified risk cannot be reduced to an acceptable level, the MOR will develop a contingency plan. The majority of the identified risks relate to items that are outside the Company's control, such as power, external communication networks, and supply chains. The Company expects to complete any such contingency plans by the end of October 1999. The Company does not expect that the costs of implementing the CSC Program will have a material adverse impact on its results of operations.

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

Future Acquisitions. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that the Company pays much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products (including without limitation year 2000 claims), the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

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

Uncertainty of Emerging Areas. Despite tremendous growth in emerging areas such as the Internet, on-line services and electronic commerce, the impact on the Company of this growth is uncertain. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at August 31, 1999.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
     (in thousands)                                     ---------- -------------
     Cash and cash equivalents......................... $1,718,179     5.06%
     Short term investments (0-1 years)................ $1,003,570     5.49%
     Long term investments (1-2 years)................. $  208,475     5.59%
                                                        ----------
     Total cash and investment securities.............. $2,930,224
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain on the outstanding forward contracts at August 31, 1999 was immaterial to the Company's consolidated financial statements.

The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further discussion.

The Company's outstanding forward contracts and equity hedges as of August 31, 1999 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of August 31, 1999.

Table of Forward Contracts:

                                                                    Notional
                                                     Notional   Weighted Average
   Functional Currency                                Amount     Exchange Rate
   -------------------                             ------------ ----------------
   Australian Dollar.............................. $  1,329,321        0.63
   Canadian Dollar................................   47,582,029        1.49
   Danish Krone...................................    4,712,109        7.07
   Euro...........................................  126,977,328        1.05
   Irish Punt.....................................    2,403,330        1.34
   Japanese Yen...................................   11,704,638      110.17
   New Zealand Dollar.............................    6,420,375        0.51
   Norwegian Krone................................    8,013,867        7.96
   Singapore Dollar...............................   30,342,850        1.67
   Swedish Krona..................................   35,183,464        8.28
   Swiss Franc....................................   10,301,449        1.51
   Thai Baht......................................    9,819,324       38.19
   UK Pound.......................................  134,268,388        1.59
                                                   ------------
   Total.......................................... $429,058,472
                                                   ============

Table of Equity Hedges:

                                                                    Notional
                                                     Notional   Weighted Average
   Functional Currency                                Amount     Exchange Rate
   -------------------                              ----------- ----------------
   Japanese Yen....................................  40,266,271      116.72
   Singapore Dollars...............................  17,067,912        1.67
   Swedish Krona...................................   4,759,808        8.40
   UK Pound........................................   4,829,040        1.61
                                                    -----------
   Total........................................... $66,923,031
                                                    ===========

Equity Price Risk. The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under
Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy on a specified day one share of the Company's Common Stock at a specified price. As of August 31, 1999, the Company had a maximum potential obligation under the put warrants to buy back 25,220,000 shares of its Common Stock for prices ranging from $14.54 to $19.57 per share for an aggregate price of approximately $448,927,000. The put warrants will expire at various dates through October 2000. As of August 31, 1999, the Company had the right to purchase under the call options up to a maximum of 12,610,000 shares of its Common Stock at prices ranging from $17.46 to $26.67 per share for an aggregate price of approximately $291,816,000. The call options will expire at various dates through October 2000. During the first quarter of fiscal 2000, the Company exercised call options for 7,458,000 shares at an average price of $16.94.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at August 31, 1999.

                                                      1999     2000   Estimated
                                                    Maturity Maturity Fair Value
   (in thousands, except stock prices)              -------- -------- ----------
   Put Warrants:
     Shares........................................    8,220   17,000
     Weighted average stock price.................. $  15.28 $  19.02
     Contract amount............................... $125,625 $323,302  $  6,856
   Call Options:
     Shares........................................    4,110    8,500
     Weighted average stock price.................. $  18.38 $  25.44
     Contract amount............................... $ 75,536 $216,280  $204,746

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder class actions were filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and Chief Operating Officer on and after December 18, 1997. The class actions are brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. A nearly identical class action filed against the same defendants in the United States District Court for the Central District of California on December 7, 1998 was voluntarily dismissed by the plaintiffs by court order dated July 30, 1999.

A related shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's officers and directors. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and financial status while certain officers and directors sold Company stock and by allowing the Company to be sued in the state shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received and temporary and permanent injunctions requiring the defendants to relinquish their directorships. On January 15, 1999, the Court entered a stipulation and order staying the action until further notice.

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

                                     ORACLE CORPORATION

   Dated: October 15, 1999           By: /s/ JEFFREY O. HENLEY
                                        ---------------------------------------
                                        Jeffrey O. Henley
                                        Executive Vice President and Chief
                                         Financial Officer

   Dated: October 15, 1999           By: /s/ JENNIFER L. MINTON
                                        ---------------------------------------
                                        Jennifer L. Minton
                                        Vice President and Corporate
                                         Controller

Oracle Corporation

                               Index of Exhibits

   Exhibit # Exhibit Titles
   --------- --------------
   27.1      Financial Data Schedule