Form 10-Q
period 1999-11-30
ORACLE CORP /DE/
filed 2000-01-14
CIK 777676

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

                 For quarterly period ended November 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of December 31, 1999: 2,821,529,550

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               Table of Contents

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at November 30, 1999 and
          May 31, 1999..................................................     3

          Condensed Consolidated Statements of Operations for the three
          months and six months ended November 30, 1999 and 1998........     4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended November 30, 1999 and 1998.......................     5

          Notes to Condensed Consolidated Financial Statements..........     6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    19

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................    21

 Item 4.  Submission of Matters to a Vote of Security Holders...........    21

 Item 6.  Exhibits and Reports on Form 8-K..............................    22

          Signatures....................................................    23

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                         November 30,  May 31,
                                                             1999        1999
                                                         ------------ ----------
                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents.............................   $1,317,149  $1,785,715
 Short-term cash investments...........................      816,607     777,049
 Trade receivables, net of allowance for doubtful
  accounts of $210,989 and $217,096, respectively......    1,768,914   2,238,204
 Other receivables.....................................      171,262     240,792
 Prepaid and refundable income taxes...................      229,288     299,670
 Prepaid expenses and other current assets.............       96,636     105,844
                                                          ----------  ----------
    Total current assets...............................    4,399,856   5,447,274
                                                          ----------  ----------
LONG-TERM CASH INVESTMENTS.............................      193,475     249,547
PROPERTY, net..........................................      966,404     987,482
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $22,729 and $54,381, respectively.....       99,337      98,870
INTANGIBLE AND OTHER ASSETS............................      717,157     476,481
                                                          ----------  ----------
    Total assets.......................................   $6,376,229  $7,259,654
                                                          ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term
  debt.................................................   $    3,184  $    3,638
 Accounts payable......................................      244,667     283,896
 Income taxes payable..................................      111,902     277,700
 Accrued compensation and related benefits.............      512,500     693,525
 Customer advances and unearned revenues...............      925,141   1,007,149
 Value added tax and sales tax payable.................       54,979     128,774
 Other accrued liabilities.............................      618,349     651,741
                                                          ----------  ----------
    Total current liabilities..........................    2,470,722   3,046,423
                                                          ----------  ----------
LONG-TERM DEBT.........................................      300,662     304,140
OTHER LONG-TERM LIABILITIES............................       73,671      77,937
DEFERRED INCOME TAXES..................................      130,618     135,887
STOCKHOLDERS' EQUITY...................................    3,400,556   3,695,267
                                                          ----------  ----------
    Total liabilities and stockholders' equity.........   $6,376,229  $7,259,654
                                                          ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                    Three Months Ended     Six Months Ended
                                       November 30,          November 30,
                                   --------------------- ---------------------
                                      1999       1998       1999       1998
                                   ---------- ---------- ---------- ----------
REVENUES
 Licenses and other............... $  902,632 $  767,428 $1,534,813 $1,349,893
 Services.........................  1,419,251  1,288,516  2,771,587  2,455,162
                                   ---------- ---------- ---------- ----------
    Total Revenues................  2,321,883  2,055,944  4,306,400  3,805,055
                                   ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing..............    631,433    591,754  1,169,859  1,101,830
 Cost of services.................    753,170    779,847  1,509,920  1,459,137
 Research and development.........    248,160    200,678    484,101    388,301
 General and administrative.......    113,055    101,598    220,592    195,883
                                   ---------- ---------- ---------- ----------
    Total Operating Expenses......  1,745,818  1,673,877  3,384,472  3,145,151
                                   ---------- ---------- ---------- ----------
OPERATING INCOME..................    576,065    382,067    921,928    659,904
 Other income, net................     15,450     28,654     33,797     50,819
                                   ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR
 INCOME TAXES.....................    591,515    410,721    955,725    710,723
 Provision for income taxes.......    207,031    136,645    334,505    241,646
                                   ---------- ---------- ---------- ----------
NET INCOME........................ $  384,484 $  274,076 $  621,220 $  469,077
                                   ========== ========== ========== ==========
EARNINGS PER SHARE:
 Basic............................ $     0.13 $     0.09 $     0.22 $     0.16
 Diluted.......................... $     0.13 $     0.09 $     0.21 $     0.16
SHARES OUTSTANDING:
 Basic............................  2,858,890  2,891,520  2,859,906  2,905,102
 Diluted..........................  3,006,300  2,949,810  2,994,352  2,958,630

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          Six Months Ended
                                                            November 30,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income........................................... $   621,220  $  469,077
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................     154,166     151,459
  Amortization of purchase price in excess of net
   tangible assets acquired...........................      37,377      18,805
  Provision for doubtful accounts.....................      40,217      56,696
  Changes in assets and liabilities:
   Decrease in trade receivables......................     466,070     207,863
   (Increase) decrease in prepaid and refundable
    income taxes......................................      73,091     (53,327)
   Decrease in other receivables, prepaid expenses and
    other current assets..............................       3,635      27,703
   Increase (decrease) in accounts payable............     (42,924)     56,010
   Decrease in income taxes payable...................    (166,924)    (81,984)
   Decrease in customer advances and unearned
    revenues..........................................    (100,294)    (81,960)
   Decrease in accrued compensation and related
    benefits..........................................    (192,466)   (109,212)
   Decrease in value added tax and sales tax payable..     (76,528)    (62,897)
   Increase (decrease) in other accrued liabilities...     (32,881)     27,928
   Increase (decrease) in other long-term
    liabilities.......................................      (4,427)      1,103
   Decrease in deferred income taxes..................     (11,240)       (887)
                                                       -----------  ----------
 Net cash provided by operating activities............     768,092     626,377
                                                       -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of cash investments........................    (780,326)   (510,197)
  Proceeds from maturities of cash investments........     796,836     630,780
  Capital expenditures................................    (124,460)   (172,932)
  Capitalization of computer software development
   costs..............................................      (7,754)    (14,924)
  Increase in intangible and other assets.............     (35,436)    (78,008)
                                                       -----------  ----------
 Net cash used for investing activities...............    (151,140)   (145,281)
                                                       -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable and
   long-term debt.....................................      (4,235)      4,474
  Proceeds from common stock issued...................     248,304     142,868
  Repurchase of common stock..........................  (1,371,792)   (560,866)
                                                       -----------  ----------
 Net cash used for financing activities...............  (1,127,723)   (413,524)
                                                       -----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............      42,205       7,496
                                                       -----------  ----------
 Net increase (decrease) in cash and cash
  equivalents.........................................    (468,566)     75,068
CASH AND CASH EQUIVALENTS
 Beginning of period..................................   1,785,715   1,273,681
                                                       -----------  ----------
 End of period........................................ $ 1,317,149  $1,348,749
                                                       ===========  ==========

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended November 30, 1999. The results for the three and six month periods ended November 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

On January 18, 2000, the Company will effect a two-for-one stock split in the form of a common stock dividend in the second quarter to stockholders of record as of December 30, 1999. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended     Six Months Ended
                                   --------------------- ---------------------
                                    Nov 30,    Nov 30,    Nov 30,    Nov 30,
(in thousands, except per share       1999       1998       1999       1998
data)                              ---------- ---------- ---------- ----------
Net income........................ $  384,484 $  274,076 $  621,220 $  469,077
                                   ========== ========== ========== ==========
Weighted average shares
 outstanding......................  2,858,890  2,891,520  2,859,906  2,905,102
Dilutive effect of employee stock
 options and employee stock
 purchase plan....................    147,410     58,290    134,446     53,528
                                   ---------- ---------- ---------- ----------
Diluted shares outstanding........  3,006,300  2,949,810  2,994,352  2,958,630
                                   ========== ========== ========== ==========
Basic earnings per share.......... $     0.13 $     0.09 $     0.22 $     0.16
Diluted earnings per share........ $     0.13 $     0.09 $     0.21 $     0.16

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

The following table sets forth the calculation of comprehensive income on an interim basis:

                                        Three Months Ended  Six Months Ended
                                        ------------------- -----------------
                                         Nov 30,   Nov 30,  Nov 30,  Nov 30,
                                          1999      1998      1999     1998
(in thousands)                          --------- --------- -------- --------
Net income............................. $ 384,484 $ 274,076 $621,220 $469,077
Foreign currency translation gains.....    22,364    17,685   51,539    6,739
Unrealized gains (losses) on equity
 securities............................   104,806        43  104,806      (19)
                                        --------- --------- -------- --------
Total comprehensive income............. $ 511,654 $ 291,804 $777,565 $475,797
                                        ========= ========= ======== ========

4. SUBSIDIARY STOCK TRANSACTIONS

In July 1999, Liberate Technologies, a partially owned subsidiary, issued and sold 6,250,000 shares of Common Stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $103,325,000, net of issuance costs of $9,175,000. The Company's ownership interest in Liberate was reduced from 59.20% to 48.24% following the offering. As a result of the offering, the Company recorded an unrealized gain, net of tax, of $32,045,000 in stockholders' equity in the first quarter of fiscal 2000. Effective July 1, 1999, the Company began to account for its ownership interest in Liberate Technologies using the equity method of accounting.

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

The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments:

                                                                        Other
                                                                     Distribution
                          License   Support (4) Education Consulting Expenses (5)   Total
(in thousands)           ---------- ----------- --------- ---------- ------------ ----------
Three Months Ended

November 30, 1999
-----------------
Revenues from
 unaffiliated
 customers (1).......... $  890,236 $  720,603  $132,605  $  578,439  $     --    $2,321,883
Distribution expenses
 (2)....................    507,580    197,306    84,044     449,318    168,203    1,406,451
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  382,656 $  523,297  $ 48,561  $  129,121  $(168,203)  $  915,432
                         ========== ==========  ========  ==========  =========   ==========

November 30, 1998
-----------------
Revenues from
 unaffiliated
 customers (1).......... $  760,602 $  565,693  $125,667  $  603,982  $     --    $2,055,944
Distribution expenses
 (2)....................    457,460    158,770    96,148     496,115    196,108    1,404,601
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  303,142 $  406,923  $ 29,519  $  107,867  $(196,108)  $  651,343
                         ========== ==========  ========  ==========  =========   ==========
                                                                        Other
                                                                     Distribution
                          License   Support (4) Education Consulting Expenses (5)   Total
(in thousands)           ---------- ----------- --------- ---------- ------------ ----------
Six Months Ended

November 30, 1999
-----------------
Revenues from
 unaffiliated customers
 (1).................... $1,513,812 $1,387,656  $249,725  $1,155,207  $     --    $4,306,400
Distribution expenses
 (2)....................    927,129    380,615   168,116     923,894    351,345    2,751,099
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  586,683 $1,007,041  $ 81,609  $  231,313  $(351,345)  $1,555,301
                         ========== ==========  ========  ==========  =========   ==========
November 30, 1998
-----------------
Revenues from
 unaffiliated customers
 (1).................... $1,335,951 $1,089,776  $237,636  $1,141,691  $     --    $3,805,054
Distribution expenses
 (2)....................    866,867    297,186   186,997     923,379    342,979    2,617,408
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  469,084 $  792,590  $ 50,639  $  218,312  $(342,979)  $1,187,646
                         ========== ==========  ========  ==========  =========   ==========

--------
(1) Operating segment revenues differ from the external reporting classification due to certain license products which are classified as services revenues for management reporting purposes.
(2) Certain functional areas managed by the lines of business in fiscal 1999 were, for management purposes, transferred to the corporate or development organizations in fiscal 2000. As a result, line of business distribution expenses for fiscal 2000 are not in all cases comparable to the corresponding periods in fiscal 1999.
(3) The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for marketing, general and administrative, corporate, development and other expenses incurred in support of the line of business.
(4) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.
(5) Other distribution expenses consist primarily of marketing, general and administrative and other distribution expenses that are not directly controlled by any particular line of business.

Profit Reconciliation:

                                  Three Months Ended      Six Months Ended
                                     November 30,           November 30,
                                  --------------------  ----------------------
                                    1999       1998        1999        1998
(in thousands)                    ---------  ---------  ----------  ----------
Total distribution margin for
 reportable segments............  $ 915,432  $ 651,343  $1,555,301  $1,187,646
Corporate, development and other
 expenses.......................   (339,367)  (269,276)   (633,373)   (527,742)
Other income, net...............     15,450     28,654      33,797      50,820
                                  ---------  ---------  ----------  ----------
    Income before provision for
     income taxes...............  $ 591,515  $ 410,721  $  955,725  $  710,724
                                  =========  =========  ==========  ==========

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

Results of Operations

Total revenues increased 13% (15% in local currency) in the second quarter and first half of fiscal 2000 as compared to the corresponding periods in fiscal 1999. Domestic revenues increased 13% and 10%, while international revenues increased 13% and 16% in the second quarter and first half of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. International revenues expressed in local currency increased by approximately 14% and 15% in the second quarter and first half of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. Revenues from international customers were approximately 52% of total revenues in the second quarters of fiscal 2000 and 1999, and 52% and 50% of total revenues in the first half of fiscal 2000 and 1999, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                               Three Months Ended            Six Months Ended
                          ---------------------------- ----------------------------
                           Nov 30,           Nov 30,    Nov 30,           Nov 30,
                             1999    Change    1998       1999    Change    1998
(in thousands)            ---------- ------ ---------- ---------- ------ ----------
Licenses and other......  $  902,632   18%  $  767,428 $1,534,813   14%  $1,349,893
Percentage of revenues..       38.9%             37.3%      35.6%             35.5%
Services................  $1,419,251   10%  $1,288,516 $2,771,587   13%  $2,455,162
Percentage of revenues..       61.1%             62.7%      64.4%             64.5%
                          ----------        ---------- ----------        ----------
  Total revenues........  $2,321,883   13%  $2,055,944 $4,306,400   13%  $3,805,055
                          ==========        ========== ==========        ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include revenues from the Company's systems integration business, documentation revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in the second quarters of fiscal 2000 and 1999, respectively, and 4% and 3% of total license and other revenues in the first half of fiscal 2000 and 1999, respectively. License revenues, excluding other revenues, grew 18% and 20% in the second quarters of fiscal 2000 and 1999, respectively, and 14% and 16% in the first half of fiscal 2000 and 1999, respectively. Database license revenues, which include server and tools revenues, grew 15% and 20% in the second quarters of fiscal 2000 and 1999, respectively, and 12% and 17% in the first half of fiscal 2000 and 1999, respectively. Applications revenues grew 31% and 19% in the second quarters of fiscal 2000 and 1999, respectively, and 22% and 10% in the first half of fiscal 2000 and 1999, respectively. The license revenue growth rate experienced in the second quarter and first half of fiscal 2000 was adversely affected by weaker demand in the Enterprise Resource Planning ("ERP") segment of the applications market, partially offset by strong growth in the Customer Relationship Management ("CRM") segment of the applications market. The overall license revenue growth rate in the first half of fiscal 2000 was also adversely affected by a sales force reorganization in the U.S. which resulted in lower closure rates for large transactions in the first quarter of fiscal 2000.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 51%, 41% and 8% of total services revenues, respectively, during the second quarter of fiscal 2000 and 50%, 42% and 8%, respectively, during the first half of fiscal 2000. Support revenues grew 27% and 32% in the second quarters of fiscal 2000 and 1999, respectively, and 27% and 31% in the first half of fiscal 2000 and 1999, respectively. Consulting services revenues declined 4% in the second quarter of fiscal 2000, as compared to a 38% growth rate in the second quarter of fiscal 1999. Consulting services revenues grew 1% and 45% in the first half of fiscal 2000 and 1999, respectively. Education services revenues grew 3% and 13% in the second quarters of fiscal 2000 and 1999, respectively, and 3% and 17% in the first half of fiscal 2000 and 1999, respectively. The decrease in the support revenues growth rate is primarily attributed to the lower license revenue growth rate experienced over the past four quarters. The support revenues growth rate will continue to be affected by the overall license revenue growth rates. The sharp decline in the consulting and education services revenue growth rates experienced in the second quarter and first half of fiscal 2000 is primarily due to a decrease in the growth of demand for these services as a result of the following; i) a slowdown in the ERP market due to the deceleration of year 2000 projects, ii) a strategy to focus only on profitable business, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iv) a streamlining of education offerings. The consulting services revenue growth rates are expected to also decline in the third quarter of fiscal 2000, as compared to the prior year.

OPERATING EXPENSES:

                             Three Months Ended           Six Months Ended
                          ------------------------- ----------------------------
                          Nov 30,          Nov 30,   Nov 30,           Nov 30,
                            1999   Change    1998      1999    Change    1998
(in thousands)            -------- ------  -------- ---------- ------ ----------
Sales and marketing.....  $631,433    7%   $591,754 $1,169,859    6%  $1,101,830
Percentage of revenues..     27.2%            28.8%      27.2%             29.0%
Cost of services........  $753,170   (3%)  $779,847 $1,509,920    3%  $1,459,137
Percentage of revenues..     32.4%            37.9%      35.1%             38.3%
Research and development
 (1)....................  $248,160   24%   $200,678 $  484,101   25%  $  388,301
Percentage of revenues..     10.7%             9.8%      11.2%             10.2%
General and
 administrative.........  $113,055   11%   $101,598 $  220,592   13%  $  195,883
Percentage of revenues..      4.9%             4.9%       5.1%              5.1%

--------
(1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.2% and 0.4% of total revenues during the second quarters and first half of fiscal 2000 and 1999, respectively.

International expenses were favorably affected in the second quarter and first half of fiscal 2000 when compared to the prior year corresponding period due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins however was unfavorable since the negative effect on revenues was greater than the positive effect on the expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 7% and 12% in the second quarters of fiscal 2000 and 1999, respectively, and 6% and 13% in the second half of fiscal 2000 and 1999, respectively. Sales and marketing expenses as a percentage of license revenues decreased in the second quarter and first half of fiscal 2000, primarily related to increased license revenues and the controls over headcount and headcount related expenditures. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 53% and 61% in the second quarters of fiscal 2000 and 1999, respectively, and 55% and 59% in the first half of fiscal 2000 and 1999, respectively. The decrease in the cost of services as a percentage of services revenues was due primarily to efficiencies and controls over headcount and headcount related expenditures in the education and consulting lines of business as the Company continues to focus on margin improvement.

Research and Development Expenses. Research and development expenses for the second quarters of fiscal 2000 and 1999 would have been 11% and 10% of total revenues, respectively, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 21% and 22% in the second quarter and first half of fiscal 2000, respectively (24% and 25% after the adjustment for software capitalization), as compared to 6% and 12% for the corresponding periods in fiscal 1999. The higher expense growth rate in the second quarter and first half of fiscal 2000 was due to planned increases in research and development headcount in fiscal 2000. The Company capitalized $3,948,000 and $7,783,000 of software development costs during the second quarters of fiscal 2000 and 1999, respectively, and $7,755,000 and $14,924,000 in the first six months of fiscal 2000 and 1999, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $3,803,000 and $7,749,000 in the second quarters of fiscal 2000 and 1999, respectively, and $7,288,000 and $15,070,000 in the corresponding six month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 5% in the second quarter and first half of fiscal 2000 and 1999, respectively.

OTHER INCOME, NET:

                                  Three Months Ended       Six Months Ended
                                ----------------------- -----------------------
                                Nov 30,         Nov 30, Nov 30,         Nov 30,
                                 1999   Change   1998    1999   Change   1998
(in thousands)                  ------- ------  ------- ------- ------  -------
Other income, net.............. $15,450  (46%)  $28,654 $33,797  (33%)  $50,819
Percentage of revenues.........    0.7%            1.4%    0.8%            1.3%

Other income, net includes interest income and expense, foreign currency exchange gains and losses, minority interest share in Oracle Corporation Japan ("Oracle Japan") as well as the minority interest share in income and losses of partially owned subsidiaries. The decrease in other income in the second quarter and first half of fiscal 2000 is primarily related to the Company's minority interest share of losses in Liberate Technologies as well as the minority interest in Oracle Japan. As discussed in footnote 4 in the Notes to Condensed Consolidated Financial Statements, Liberate Technologies issued and sold 6,250,000 shares of Common Stock in July 1999, resulting in the Company's ownership interest being reduced to 48.24% following the offering. As a result, effective July 1, 1999, the Company began to account for its interest in Liberate Technologies using the equity method of accounting.

PROVISION FOR INCOME TAXES:

                                 Three Months Ended        Six Months Ended
                              ------------------------ ------------------------
                              Nov 30,         Nov 30,  Nov 30,         Nov 30,
                                1999   Change   1998     1999   Change   1998
(in thousand)                 -------- ------ -------- -------- ------ --------
Provision for income taxes... $207,031   52%  $136,645 $334,505   38%  $241,646
Percentage of revenues.......     8.9%            6.6%     7.8%            6.4%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate was 35% in the second quarter and first half of fiscal 2000 and 33% and 34% in the second quarter and first half of fiscal 1999.

NET INCOME AND EARNINGS PER SHARE:

                                         Three Months Ended        Six Months Ended
                                      ------------------------ ------------------------
                                      Nov 30,         Nov 30,  Nov 30,         Nov 30,
                                        1999   Change   1998     1999   Change   1998
(in thousand, except per share data)  -------- ------ -------- -------- ------ --------
Net income...................         $384,484   40%  $274,076 $621,220   32%  $469,077
Percentage of revenues.......            16.6%           13.3%    14.4%           12.3%
Earnings per share:
 Basic.......................         $   0.13   44%  $   0.09 $   0.22   38%  $   0.16
 Diluted.....................         $   0.13   44%  $   0.09 $   0.21   31%  $   0.16

LIQUIDITY AND CAPITAL RESOURCES:

                                                      Six Months Ended
                                                ------------------------------
                                                  Nov 30,            Nov 30,
                                                   1999      Change    1998
(in thousands)                                  -----------  ------ ----------
Working capital................................ $ 1,929,134     5%  $1,835,407
Cash and cash investments...................... $ 2,327,231    13%  $2,060,195
Cash provided by operating activities.......... $   768,092    23%  $  626,377
Cash used for investing activities............. $ ( 151,140)    4%  $ (145,281)
Cash used for financing activities............. $(1,127,723)  173%  $ (413,524)

Working capital increased in the first half of fiscal 2000 over the corresponding period in fiscal 1999, due primarily to increased cash flow from operations, which resulted in higher cash and cash investment levels.

The Company generated higher positive cash flows from operations in the first half of fiscal 2000 over fiscal 1999, due primarily to improved profitability.

Cash used for investing activities increased in the first half of fiscal 2000 as compared to the corresponding prior year period due primarily to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures and other assets. The Company expects to continue to invest in capital and other assets to support its growth.

Cash used for financing activities increased in the first half of fiscal 2000 as compared to the corresponding prior year period due primarily to the repurchase of Common Stock for approximately $1,372,000,000 as compared to $561,000,000 in the prior year period.

Since July 1992, the Company's Board of Directors has approved the cumulative repurchase of up to 548,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 38,351,000 shares of the Company's Common Stock for approximately $791,906,000 in the second quarter of fiscal 2000. As of November 30, 1999, the Company has repurchased a total of 399,188,648 shares for approximately $3,790,519,000. The Company has primarily used cash flows from operations to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At November 30, 1999, the Company also had other outstanding debt of approximately $3,846,000, primarily in the form of other notes payable and capital leases.

The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of November 30, 1999, the Company had a maximum potential obligation under the put warrants to buy back 34,000,000 shares of its Common Stock for prices ranging from $8.29 to $9.79 per share for an aggregate price of approximately $323,302,000. The put warrants will expire at various dates through October 2000. As of November 30, 1999, the Company had the right to purchase under the call options up to a maximum of 17,000,000 shares of its Common Stock at prices ranging from $10.06 to $13.34 per share for an aggregate price of approximately $216,280,000. The call options will expire at various dates through October 2000. During the second quarter and first half of fiscal 2000, the Company exercised call options for 8,220,000 and 23,136,000 shares, respectively, at an average price of $9.19 and $8.73, respectively.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in the CRM and Internet procurement areas of its applications business where the market is growing more rapidly than in the Enterprise Resource Planning area. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

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

Competitive Environment. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, application development tools, business applications and business intelligence products. Certain of these vendors have significantly greater financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of the Company's competitors of a product could have a material adverse effect on the Company's business, results of operations or financial position. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

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

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of the Company's products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the second quarter of fiscal 2000, particularly in Europe and Latin America, and will continue to do so throughout fiscal 2000 if the U.S. dollar strengthens relative to foreign currencies.

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

Year 2000. This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company established a program to address the impact of the year 2000 date transition on its operations globally. In 1997, the Company established a year 2000 program office, and a Global Program Manager was appointed to coordinate existing projects and to oversee management and execution of the Company's plan to address year 2000. The year 2000 program is sponsored by the Chief Financial Officer, the Senior Vice President, Global, IT/Data Center, and the General Counsel of the Company. This executive steering committee regularly reviews progress with the Global Program Manager. Status is reported regularly to the Finance and Audit Committee of the Company's Board of Directors and the Product Development Management Committee.

The Company currently knows of no significant year 2000-related failures occurring in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

State of Year 2000 Readiness. The Company believes it adopted standard industry practices in preparing its internal operations for the year 2000 date change. The Company's year 2000 internal readiness program covered several phases: taking inventory of hardware, software, and embedded systems; assessing business and customer satisfaction risks associated with such systems; creating action plans to address known risks; executing and monitoring action plans; and contingency planning. Action plans generally consist of assessing the year 2000 readiness of systems; repairing, replacing, or retiring systems that were not year 2000 ready, or retaining low-risk systems; and testing repaired or replaced systems. The readiness program encompassed information technology hardware and software systems such as communications systems, desktop PCs, and custom-built software programs, as well as systems with embedded technology, such as power generators, temperature controls, alarms, security systems, and elevators.

As part of the above year 2000 program, the Company addressed certain third-party vendors. Certain third-party services or products are critical to the continued day-to-day operation of the Company, including telecommunications services, electric power and other utilities, and shipping services. If such a vendor suffers a business interruption from the year 2000 date change, it could cause the Company to also suffer a business interruption. The Company has asked vendors to certify the year 2000 readiness of the products and services they supply, as well as their own internal compliance programs. If the Company determines that a vendor's product will not be compliant, or that the cost of a compliant solution is excessive, alternative solutions are developed. In addition, the Company monitors the year 2000 compliance status of third-party hardware and software products and will implement any required year 2000 patches or updates that those vendors issue in the future.

The Company substantially completed year 2000 readiness preparations as of the end of June 1999. Extensive testing continued throughout 1999. The status of the Company's readiness efforts, as described above, is as follows: inventory--complete; risk assessment--complete; readiness assessment of systems--complete; repair or replacement--complete; testing--complete; contingency planning--complete.

Costs of Addressing Year 2000 Issues. The Company is continually upgrading and improving its information technology systems and facilities, and the costs of addressing year 2000 issues were integrated into the budgets for each line of business, and systems and facilities upgrade activities. The Company therefore cannot provide any estimate as to costs, it has incurred in addressing year 2000 issues above and beyond those costs associated with its upgrade program. In addition, the Company's development of contingency plans in preparation for the year 2000 date change has had no material impact on its results of operations or financial position.

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

Contingency Planning. The Company developed a Customer Service Continuity Program ("CSC Program") to enable it to continue providing customer support during late 1999 and early 2000 in the event of an increase in calls to customer support from customers seeking Year 2000 product information, information on migrating from older, non-compliant products to compliant products, or assistance in handling other Year 2000 issues, or in the event that the Company experienced Year 2000-related failures. As part of the CSC Program, the Company's regional divisions created Millennium Operating Regimes ("MOR") to identify and assess possible Year 2000 risk scenarios that may impact the Company, and to develop operating procedures for the period from October 1999 through March 2000. Each MOR has adopted risk reduction measures where possible, and if an identified risk could not be reduced to an acceptable level, the MOR developed a contingency plan. The majority of the identified risks related to items that are outside the Company's control, such as power, external communication networks, and supply chains.

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

Significant undetected errors or delays in new products or new versions of a product, especially in the area of CRM, may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial position. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial position.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Uneven Patterns of Quarterly Operating Results. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets,
(vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the pricing policies of the Company or its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products."

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The principal amount approximates fair value at November 30, 1999.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
     (in thousands)                                     ---------- -------------
     Cash and cash equivalents......................... $1,317,149     4.87%
     Short-term investments (0-1 years)................ $  816,607     5.73%
     Long-term investments (1-2 years)................. $  193,475     5.63%
                                                        ----------
     Total cash and investment securities.............. $2,327,231
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain on the outstanding forward contracts at November 30, 1999 was immaterial to the Company's consolidated financial statements.

The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

The Company's outstanding forward contracts and equity hedges as of November 30, 1999 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of November 30, 1999.

Table of Forward Contracts:

                                                                    Notional
                                                     Notional   Weighted Average
     Functional Currency                              Amount     Exchange Rate
     -------------------                           ------------ ----------------
     Australian Dollars........................... $ 18,808,119        0.63
     Canadian Dollar..............................   55,618,871        1.47
     Danish Krone.................................   10,565,560        7.27
     Euro.........................................   66,081,540        1.05
     Irish Punt...................................    2,345,239        1.30
     Japanese Yen.................................    9,293,615      103.06
     New Zealand Dollar...........................   10,625,680        0.51
     Norwegian Krone..............................    7,466,227        8.01
     Singapore Dollar.............................   18,420,099        1.66
     Swedish Krona................................   45,306,672        8.39
     Swiss Franc..................................   18,156,942        1.55
     Thai Baht....................................    9,704,969       38.64
     UK Pound.....................................  141,703,590        1.61
                                                   ------------
         Total.................................... $414,097,123
                                                   ============

Table of Equity Hedges:

                                                                    Notional
                                                     Notional   Weighted Average
     Functional Currency                              Amount     Exchange Rate
     -------------------                           ------------ ----------------
     Japanese Yen................................. $ 45,231,450      103.91
     Singapore Dollar.............................   17,002,744        1.68
     Swedish Krona................................    4,866,180        8.22
     UK Pound.....................................    4,832,010        1.61
                                                   ------------
         Total.................................... $ 71,932,384
                                                   ============

Equity Price Risk. The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under
Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of November 30, 1999, the Company had a maximum potential obligation under the put warrants to buy back 34,000,000 shares of its Common Stock for prices ranging from $8.29 to $9.79 per share for an aggregate price of approximately $323,302,000. The put warrants will expire at various dates through October 2000. As of November 30, 1999, the Company had the right to purchase under the call options up to a maximum of 17,000,000 shares of its Common Stock at prices ranging from $10.06 to $13.34 per share for an aggregate price of approximately $216,280,000. The call options will expire at various dates through October 2000. During the second quarter and first half of fiscal 2000, the Company exercised call options for 8,220,000 and 23,136,000 shares, respectively, at an average price of $9.19 and $8.73, respectively.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at November 30, 1999.

                                                                      Estimated
                                                             Maturity Fair Value
     (in thousands, except stock prices)                     -------- ----------
     Put Warrants:
       Shares...............................................   34,000
       Weighted average stock price......................... $   9.51
       Contract amount...................................... $323,302  $    232
     Call Options:
       Shares...............................................   17,000
       Weighted average stock price......................... $  12.72
       Contract amount...................................... $216,280  $365,606

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 18, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Lawrence J. Ellison (with 2,502,570,800 affirmative votes, and 15,125,634 votes withheld), Raymond J. Lane (with 2,502,796,850 affirmative votes, and 14,899,584 votes withheld), Jeffrey O. Henley (with 2,502,736,706 affirmative votes, and 14,959,728 votes withheld), Donald L. Lucas (with 2,502,260,384 affirmative votes, and 15,436,050 votes withheld), Michael J. Boskin (with 2,502,530,514 affirmative votes, and 15,165,920 votes withheld), Jack F. Kemp (with 2,504,753,836 affirmative votes, and 12,942,598 votes withheld), Jeffrey Berg (with 2,505,858,390 affirmative votes, and 11,838,044 votes withheld), Richard A. McGinn (with 2,438,426,016 affirmative votes, and 79,270,418 votes withheld) and Kay Koplovitz (with 2,505,774,438 affirmative votes, and 11,921,996 votes withheld).

In addition, the stockholders approved the adoption of the Company's Fiscal Year 2000 Executive Bonus Plan (with 2,405,830,264 affirmative votes, 96,361,650 negative votes, 15,470,068 votes withheld and 34,452 broker non-votes).

The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 2,000,000,000 to 4,000,000,000 (with 2,408,745,676 affirmative votes, 99,297,788 negative votes, 9,610,120 votes withheld and 42,850 broker non-votes).

The stockholders also approved an amendment to the Company's 1991 Long-Term Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 140,000,000 shares (with 1,781,523,536 affirmative votes, 722,818,488 negative votes, 13,319,204 votes withheld and 35,206 broker non-votes).

The stockholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent public accountants for the current fiscal year (with 2,506,049,176 affirmative votes, 4,450,110 negative votes and 7,197,148 votes withheld).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    3.1(i) Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on January 11, 2000.

   10.11   The 1991 Long-Term Equity Incentive Plan, as amended through October
           18, 1999.

   27.1    Financial Data Schedule.

(b) Reports on Form 8-K

  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ORACLE CORPORATION

Dated: January 14, 2000              By: /s/ JEFFREY O. HENLEY
                                        ---------------------------------------
                                        Jeffrey O. Henley
                                        Executive Vice President and Chief
                                         Financial Officer

Dated: January 14, 2000              By: /s/ JENNIFER MINTON
                                        ---------------------------------------
                                        Jennifer Minton
                                        Vice President and Corporate
                                         Controller