Form 10-Q
period 2000-02-29
ORACLE CORP /DE/
filed 2000-04-14
CIK 777676

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

                 For quarterly period ended February 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of March 31, 2000: 2,838,408,776

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               Table of Contents

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets at February 29, 2000 and
          May 31, 1999...................................................     3
          Condensed Consolidated Statements of Operations for the three months and nine months ended February 29, 2000 and February 28,
          1999...........................................................     4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 29, 2000 and February 28, 1999 ..........     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    19
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    21
 Item 6.  Exhibits and Reports on Form 8-K...............................    21
          Signatures.....................................................    22

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                           February   May 31,
                                                           29, 2000     1999
                                                          ---------- ----------
                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents............................... $2,267,705 $1,785,715
 Short-term cash investments.............................    499,896    777,049
 Trade receivables, net of allowance for doubtful
  accounts of $235,467 and $217,096, respectively........  1,848,721  2,238,204
 Other receivables.......................................    183,742    240,792
 Prepaid and refundable income taxes.....................    240,933    299,670
 Prepaid expenses and other current assets...............    104,400    105,844
                                                          ---------- ----------
    Total current assets.................................  5,145,397  5,447,274
                                                          ---------- ----------
LONG-TERM CASH INVESTMENTS...............................    120,000    249,547
PROPERTY, net............................................    966,676    987,482
COMPUTER SOFTWARE DEVELOPMENT COSTS, net of accumulated
 amortization of $26,854 and $54,381, respectively.......     99,167     98,870
INTANGIBLE AND OTHER ASSETS..............................  1,018,127    476,481
                                                          ---------- ----------
    Total assets......................................... $7,349,367 $7,259,654
                                                          ========== ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable and current maturities of long-term debt.. $    2,234 $    3,638
 Accounts payable........................................    224,690    283,896
 Income taxes payable....................................    270,203    277,700
 Accrued compensation and related benefits...............    501,084    693,525
 Customer advances and unearned revenues.................  1,019,556  1,007,149
 Value added tax and sales tax payable...................     85,947    128,774
 Other accrued liabilities...............................    705,647    651,741
                                                          ---------- ----------
    Total current liabilities............................  2,809,361  3,046,423
                                                          ---------- ----------
LONG-TERM DEBT...........................................    304,772    304,140
OTHER LONG-TERM LIABILITIES..............................     72,599     77,937
DEFERRED INCOME TAXES....................................    178,347    135,887
STOCKHOLDERS' EQUITY.....................................  3,984,288  3,695,267
                                                          ---------- ----------
    Total liabilities and stockholders' equity........... $7,349,367 $7,259,654
                                                          ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                     Three Months Ended     Nine Months Ended
                                    --------------------- ---------------------
                                     February   February   February   February
                                     29, 2000   28, 1999   29, 2000   28, 1999
                                    ---------- ---------- ---------- ----------
REVENUES
 Licenses and other...............  $1,071,373 $  825,738 $2,606,186 $2,175,631
 Services.........................   1,378,045  1,253,181  4,149,632  3,708,343
                                    ---------- ---------- ---------- ----------
    Total revenues................   2,449,418  2,078,919  6,755,818  5,883,974
                                    ---------- ---------- ---------- ----------
OPERATING EXPENSES
 Sales and marketing..............     594,696    566,756  1,764,555  1,668,586
 Cost of services.................     707,261    792,023  2,217,181  2,251,160
 Research and development.........     255,552    209,798    739,653    598,099
 General and administrative.......     122,188    103,663    342,780    299,546
                                    ---------- ---------- ---------- ----------
    Total operating expenses......   1,679,697  1,672,240  5,064,169  4,817,391
                                    ---------- ---------- ---------- ----------
OPERATING INCOME..................     769,721    406,679  1,691,649  1,066,583
 Gain on sale of marketable
  securities......................     431,846     24,457    431,846     24,457
 Other income, net................       7,763     13,199     41,560     64,018
                                    ---------- ---------- ---------- ----------
INCOME BEFORE PROVISION FOR INCOME
 TAXES............................   1,209,330    444,335  2,165,055  1,155,058
 Provision for income taxes.......     446,154    151,074    780,659    392,720
                                    ---------- ---------- ---------- ----------
NET INCOME........................  $  763,176 $  293,261 $1,384,396 $  762,338
                                    ========== ========== ========== ==========
EARNINGS PER SHARE:
 Basic............................  $     0.27 $     0.10 $     0.49 $     0.26
 Diluted..........................  $     0.25 $     0.10 $     0.46 $     0.26
SHARES OUTSTANDING:
 Basic............................   2,818,939  2,880,704  2,846,250  2,896,968
 Diluted..........................   2,998,189  2,990,922  2,995,630  2,969,394

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                        Nine Months Ended
                                                     -------------------------
                                                      February      February
                                                      29, 2000      28, 1999
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ........................................ $ 1,384,396   $   762,338
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................     236,389       233,918
  Amortization of purchase price in excess of net
   tangible assets acquired.........................      56,646        35,720
  Provision for doubtful accounts...................      79,733        65,311
  Gain on sale of marketable securities.............    (431,846)      (24,457)
  Changes in assets and liabilities:
   Decrease in trade receivables....................     324,318       227,465
   (Increase) decrease in prepaid and refundable
    income taxes....................................      59,838       (52,138)
   Decrease in other receivables, prepaid expenses
    and other current assets........................      52,206        14,492
   Increase (decrease) in accounts payable..........     (60,698)       15,786
   Increase (decrease) in income taxes payable......     231,211       (44,096)
   Increase (decrease) in customer advances and
    unearned revenues...............................       4,628       (58,790)
   Decrease in accrued compensation and related
    benefits........................................    (197,093)      (99,328)
   Decrease in value added tax and sales tax
    payable.........................................     (44,155)      (58,927)
   Increase in other accrued liabilities............      57,990        46,087
   Increase (decrease) in other long-term
    liabilities.....................................      (5,403)          350
   Increase (decrease) in deferred income taxes.....     (10,042)        7,304
                                                     -----------   -----------
 Net cash provided by operating activities..........   1,738,118     1,071,035
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of cash investments......................    (876,571)   (1,010,745)
  Proceeds from maturities of cash investments......   1,283,267       855,968
  Capital expenditures..............................    (206,599)     (258,959)
  Capitalization of computer software development
   costs............................................     (12,914)      (24,186)
  Proceeds from sale of marketable securities.......     441,363        24,969
  Increase in intangible and other assets...........    (181,077)     (147,480)
                                                     -----------   -----------
 Net cash provided by (used for) investing
  activities........................................     447,469      (560,433)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under notes payable and
   long-term debt...................................      (1,160)         (915)
  Proceeds from common stock issued.................     324,466       220,686
  Proceeds from subsidiary offering.................         --        248,811
  Repurchase of common stock........................  (2,044,526)     (747,932)
                                                     -----------   -----------
 Net cash used for financing activities.............  (1,721,220)     (279,350)
                                                     -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............      17,623          (757)
                                                     -----------   -----------
 Net increase in cash and cash equivalents..........     481,990       230,495
CASH AND CASH EQUIVALENTS
 Beginning of period................................   1,785,715     1,273,681
                                                     -----------   -----------
 End of period...................................... $ 2,267,705   $ 1,504,176
                                                     ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Common Stock dividend.............................. $    14,161   $     4,805
                                                     ===========   ===========

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended February 29, 2000. The results for the three and nine month periods ended February 29, 2000 are not necessarily indicative of the results expected for the full fiscal year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

On January 18, 2000, the Company effected a two-for-one stock split in the form of a common stock dividend in the third quarter to stockholders of record as of December 30, 1999. All per share data and numbers of common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended     Nine Months Ended
                                   --------------------- ---------------------
                                    Feb 29,    Feb 28,    Feb 29,    Feb 28,
(in thousands, except per share       2000       1999       2000       1999
data)                              ---------- ---------- ---------- ----------
Net income........................ $  763,176 $  293,261 $1,384,396 $  762,338
                                   ========== ========== ========== ==========
Weighted average shares
 outstanding......................  2,818,939  2,880,704  2,846,250  2,896,968
Dilutive effect of employee stock
 options and employee stock
 purchase plan....................    179,250    110,218    149,380     72,426
                                   ---------- ---------- ---------- ----------
Diluted shares outstanding........  2,998,189  2,990,922  2,995,630  2,969,394
                                   ========== ========== ========== ==========
Basic earnings per share.......... $     0.27 $     0.10 $     0.49 $     0.26
Diluted earnings per share........ $     0.25 $     0.10 $     0.46 $     0.26

The gain on sale of marketable securities in the third quarters of fiscal 2000 and 1999 in the amounts of $431,846,000 and $24,457,000 relate to the sale of existing shares in Liberate Technology and Oracle Japan, respectively. Excluding the effects of these transactions on the quarters, the diluted earnings per share would have been $0.17 and $0.09, respectively.

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

The following table sets forth the calculation of comprehensive income on an interim basis:

                                        Three Months
                                            Ended          Nine Months Ended
                                      ------------------  -------------------
                                      Feb 29,   Feb 28,    Feb 29,   Feb 28,
                                        2000      1999       2000      1999
(in thousands)                        --------  --------  ---------- --------
Net income........................... $763,176  $293,261  $1,384,396 $762,338
Foreign currency translation gains
 (losses)............................  (32,033)   (8,893)     19,506   (2,153)
Unrealized gains (losses) on equity
 securities..........................  108,405        (7)    213,211      (26)
                                      --------  --------  ---------- --------
Total comprehensive income........... $839,548  $284,361  $1,617,113 $760,159
                                      ========  ========  ========== ========

4. STOCK TRANSACTIONS

In July 1999, Liberate Technologies, a partially owned subsidiary, issued and sold 6,701,050 shares of Common Stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate Technologies received cash proceeds of $98,042,000, net of issuance costs of $9,175,000. The Company's ownership interest in Liberate Technologies was reduced from 59.20% to 48.24% following the offering. As a result of the offering, the Company recorded an unrealized gain, net of tax, of $32,045,000 in stockholders' equity in the first quarter of fiscal 2000. Effective July 1, 1999, the Company began to account for its ownership interest in Liberate Technologies using the equity method of accounting.

In February 2000, Liberate Technologies issued and sold 2,890,000 shares of Common Stock at approximately $108 per share in a secondary public offering. As a result, the Company's ownership interest in Liberate Technologies was reduced from 47.43% to 40.90%. The Company has recorded an unrealized gain in the amount of $73,579,000, net of deferred taxes of $46,061,000, in stockholders' equity in the third quarter of fiscal 2000, in the accompanying condensed balance sheet, reflecting the increased net assets of Liberate Technologies stemming from the secondary public offering. Separately, the Company sold 4,274,703 shares in Liberate Technologies, resulting in a gain on sale of marketable securities in the amount of $431,846,000 and related tax of $166,261,000.

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
Three Months Ended

February 29, 2000
-----------------
Revenues from
 unaffiliated
 customers (1).......... $1,054,456 $  754,413  $126,238  $  514,311  $     --    $2,449,418
Distribution expenses
 (2)....................    478,253    198,598    78,952     417,718    175,017    1,348,538
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  576,203 $  555,815  $ 47,286  $   96,593  $(175,017)  $1,100,880
                         ========== ==========  ========  ==========  =========   ==========

February 28, 1999
-----------------
Revenues from
 unaffiliated
 customers (1).......... $  816,177 $  582,596  $112,586  $  567,560  $     --    $2,078,919
Distribution expenses
 (2)....................    442,735    174,187    88,680     510,913    186,206    1,402,721
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  373,442 $  408,409  $ 23,906  $   56,647  $(186,206)  $  676,198
                         ========== ==========  ========  ==========  =========   ==========
                                                                        Other
                                                                     Distribution
                          License   Support (4) Education Consulting Expenses (5)   Total
(in thousands)           ---------- ----------- --------- ---------- ------------ ----------
Nine Months Ended

February 29, 2000
-----------------
Revenues from
 unaffiliated customers
 (1).................... $2,568,110 $2,142,069  $375,963  $1,669,676  $     --    $6,755,818
Distribution expenses
 (2)....................  1,406,412    579,073   246,245   1,342,714    531,536    4,105,980
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $1,161,698 $1,562,996  $129,718  $  326,962  $(531,536)  $2,649,838
                         ========== ==========  ========  ==========  =========   ==========
February 28, 1999
-----------------
Revenues from
 unaffiliated customers
 (1).................... $2,154,061 $1,672,371  $350,222  $1,707,320  $     --    $5,883,974
Distribution expenses
 (2)....................  1,316,500    470,828   273,821   1,447,496    526,167    4,034,812
                         ---------- ----------  --------  ----------  ---------   ----------
Distribution margin
 (3).................... $  837,561 $1,201,543  $ 76,401  $  259,824  $(526,167)  $1,849,162
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

Profit Reconciliation:

                                 Three Months Ended      Nine Months Ended
                                ---------------------  ----------------------
                                 Feb 29,     Feb 28,    Feb 29,     Feb 28,
                                  2000        1999       2000        1999
(in thousands)                  ----------  ---------  ----------  ----------
Total distribution margin for
 reportable segments........... $1,100,880  $ 676,198  $2,649,838  $1,849,162
Corporate, development and
 other expenses................   (331,159)  (269,519)   (958,189)   (782,579)
Other income, net..............    439,609     37,656     473,406      88,475
                                ----------  ---------  ----------  ----------
  Income before provision for
   income taxes................ $1,209,330  $ 444,335  $2,165,055  $1,155,058
                                ==========  =========  ==========  ==========

7. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

8. SUBSEQUENT EVENTS

Subsidiary Secondary Public Offering: In April 2000, Oracle Japan, a partially owned subsidiary, issued and sold 250,000 shares of Common Stock at approximately $787 per share in a secondary public offering in Japan. As a result of this offering, Oracle Japan received cash proceeds of $187,101,000, net of issuance costs of $9,847,000. Separately, Oracle Corporation sold 8,700,000 shares in Oracle Japan, receiving proceeds of $6,504,210,000, net of issuance costs of $342,690,000. If the underwriter's over allotment option is exercised, Oracle Corporation may sell up to an additional 400,000 shares in Oracle Japan.

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

Results of Operations

Total revenues increased 18% (20% in local currency) in the third quarter and 15% (17% in local currency) in the first nine months of fiscal 2000 as compared to the corresponding periods in fiscal 1999. Domestic revenues increased 29% and 17%, while international revenues increased 7% and 13% in the third quarter and first nine months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. International revenues expressed in local currency increased by approximately 12% and 17% in the third quarter and first nine months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. Revenues from international customers were approximately 47% and 52% of total revenues in the third quarters and 50% and 51% of total revenues in the first nine months of fiscal 2000 and 1999, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                               Three Months Ended           Nine Months Ended
                          ---------------------------- ----------------------------
                           Feb 29,           Feb 28,    Feb 29,           Feb 28,
                            2000     Change   1999        2000    Change    1999
(in thousands)            ---------- ------ ---------- ---------- ------ ----------
Licenses and other......  $1,071,373  30%   $  825,738 $2,606,186  20%   $2,175,631
Percentage of revenues..       43.7%             39.7%      38.6%             37.0%
Services................  $1,378,045  10%    1,253,181 $4,149,632  12%   $3,708,343
Percentage of revenues
 .......................       56.3%             60.3%      61.4%             63.0%
  Total revenues........  $2,449,418  18%   $2,078,919 $6,755,818  15%   $5,883,974

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include documentation revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in the third quarters and the first nine months of fiscal 2000 and 1999, respectively. License revenues, excluding other revenues, grew 30% and 7% in the third quarters of fiscal 2000 and 1999, respectively, and 20% and 12% in the first nine months of fiscal 2000 and 1999, respectively. Database license revenues, which include server and tools revenues, grew 28% and 7% in the third quarters of fiscal 2000 and 1999, respectively, and 18% and 13% in the first nine months of fiscal 2000 and 1999, respectively. Applications revenues grew 35% and 5% in the third quarters of fiscal 2000 and 1999, respectively, and 27% and 8% in the first nine months of fiscal 2000 and 1999, respectively. The higher license revenue growth rate experienced in the third quarter of fiscal 2000 was due in part to relatively weak license sales in the third quarter of fiscal 1999.

Services Revenues. Services revenues consist of support, including update rights, consulting and education services revenues which comprised 55%, 37% and 8% of total services revenues, respectively, during the third quarter of fiscal 2000 and 52%, 40% and 8%, respectively, during the first nine months of fiscal 2000. Support revenues grew 29% and 30% in the third quarters of fiscal 2000 and 1999, respectively, and 28% and 31% in the first nine months of fiscal 2000 and 1999, respectively, reflecting an increase in the overall customer installed base. The support revenues growth rate will continue to be affected by the overall license revenue growth rates. Consulting services revenues declined 10% in the third quarter of fiscal 2000, as compared to a 31% growth rate in the third quarter of fiscal 1999. Consulting services revenues declined 2% in the first nine months of fiscal 2000, as compared to a 40% growth rate in the first nine months of fiscal 1999. The decline in the consulting services revenues experienced in the third quarter and first nine months of fiscal 2000 is primarily due to a decrease in the growth of demand for these services as a result of the following: i) a slowdown in the Enterprise Resource Planning ("ERP") market, ii) the Company's strategy to focus only on profitable business, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iv) shorter implementation engagements for Oracle's newer generation of products. Education services revenues grew 10% and 8% in the third quarters of fiscal 2000 and 1999, respectively, and 5% and 14% in the first nine months of fiscal 2000 and 1999, respectively.

OPERATING EXPENSES:

                             Three Months Ended         Nine Months Ended
                          ------------------------ ----------------------------
                          Feb 29,         Feb 28,   Feb 29,           Feb 28,
                            2000   Change   1999     2000     Change   1999
(in thousands)            -------- ------ -------- ---------- ------ ----------
Sales and marketing.....  $594,696    5%  $566,756 $1,764,555   6%   $1,668,586
Percentage of revenues..     24.3%           27.3%      26.1%             28.4%
Cost of services........  $707,261  (11%) $792,023 $2,217,181  (2%)  $2,251,160
Percentage of revenues
 .......................     28.9%           38.1%      32.8%             38.3%
Research and development
 (1)....................  $255,552   22%  $209,798 $  739,653  24%   $  598,099
Percentage of revenues..     10.4%           10.1%      10.9%             10.2%
General and
 administrative.........  $122,188   18%  $103,663 $  342,780  14%   $  299,546
Percentage of revenues
 .......................      5.0%            5.0%       5.1%              5.1%

--------
(1) Pursuant to SFAS No. 86, the Company capitalized software development costs equal to 0.2% and 0.4% of total revenues during the third quarters and the first nine months of fiscal 2000 and 1999, respectively.

International expenses were favorably affected in the third quarter and first nine months of fiscal 2000 when compared to corresponding periods in the prior year due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins however was unfavorable since the negative effect on revenues was greater than the positive effect on the expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 5% and 0% in the third quarters of fiscal 2000 and 1999, respectively, and 6% and 8% in the first nine months of fiscal 2000 and 1999, respectively. Sales and marketing expenses as a percentage of license revenues decreased in the third quarter and first nine months of fiscal 2000, primarily related to increased license revenues and productivity improvements which favorably affected headcount and headcount related expenditures. Included in sales and marketing expenses is the amortization of capitalized software development costs (see below).

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 51% and 63% in the third quarters of fiscal 2000 and 1999, respectively, and 53% and 61% in the first nine months of fiscal 2000 and 1999, respectively. The decrease in the cost of services as a percentage of services revenues was due primarily to efficiencies and controls over headcount and headcount related expenditures in the education and consulting lines of business as the Company continues to focus on margin improvement.

Research and Development Expenses. Research and development expenses for the third quarters of fiscal 2000 and 1999 would have been 11% of total revenues, without the capitalization of software development costs in accordance with Statement of Financial Accounting Standards No. 86. Before considering the impact of software capitalization, research and development expenses increased 19% and 21% in the third quarter and first nine months of fiscal 2000, respectively (22% and 24% after the adjustment for software capitalization), as compared to 11% and 12% for the corresponding periods in fiscal 1999 (14% and 13% after the adjustment for software capitalization). The higher expense growth rate in the third quarter and first nine months of fiscal 2000 was due to planned increases in research and development headcount in fiscal 2000. The Company capitalized $5,159,000 and $9,261,000 of software development costs during the third quarters of fiscal 2000 and 1999, respectively, and $12,914,000 and $24,186,000 in the first nine months of fiscal 2000 and 1999, respectively. Amortization of capitalized software development costs is charged to sales and marketing expenses and totaled $5,328,000 and $9,139,000 in the third quarters of fiscal 2000 and 1999, respectively, and $12,616,000 and $24,208,000 in the corresponding nine month periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 5% in the third quarter and first nine months of fiscal 2000 and 1999, respectively.

GAIN ON SALE OF MARKETABLE SECURITIES:

                                 Three Months Ended       Nine Months Ended
                               ----------------------- -----------------------
                               Feb 29,         Feb 28, Feb 29,         Feb 28,
                                 2000   Change  1999     2000   Change  1999
(in thousands)                 -------- ------ ------- -------- ------ -------
Gain on sale of marketable
 securities................... $431,846    *   $24,457 $431,846    *   $24,457

--------
* Not Meaningful

The gain on sale of marketable securities in the third quarters and first nine months of fiscal 2000 and 1999 relate to the sale of existing shares in Liberate Technologies and Oracle Corporation Japan ("Oracle Japan"), respectively.

In February 2000, Liberate Technologies issued and sold 2,890,000 shares of Common Stock at approximately $108 per share in a secondary public offering. As a result, the Company's ownership interest in Liberate was reduced from 47.43% to 40.90%. The Company has recorded an unrealized gain in the amount of $73,579,000, net of deferred taxes of $46,061,000, in stockholders' equity in the third quarter of fiscal 2000, in the accompanying condensed balance sheet, reflecting the increased net assets of Liberate Technologies stemming from the secondary public offering. Separately, the Company sold 4,274,703 shares in Liberate Technologies, resulting in a gain on sale of marketable securities in the amount of $431,846,000 and related tax of $166,261,000.

OTHER INCOME, NET:

                                    Three Months Ended     Nine Months Ended
                                   --------------------- ----------------------
                                    Feb
                                    29,          Feb 28, Feb 29,        Feb 28,
                                    2000  Change  1999    2000   Change  1999
(in thousands)                     ------ ------ ------- ------- ------ -------
Other income, net................. $7,763 (41%)  $13,199 $41,560 (35%)  $64,018
Percentage of revenues ...........   0.3%           0.6%    0.6%           1.1%

Other income, net includes interest income and expense, foreign currency exchange gains and losses as well as the minority interest share in income and losses of partially owned subsidiaries. The decrease in other income in the third quarter and first nine months of fiscal 2000 is primarily related to the Company's minority interest share of losses in Liberate Technologies. As discussed in note 4 in the Notes to Condensed Consolidated Financial Statements, Liberate Technologies issued and sold 6,701,050 shares of Common Stock in July 1999, resulting in the Company's ownership interest being reduced to 48.24% following the offering. As a result, effective July 1, 1999, the Company began to account for its interest in Liberate Technologies using the equity method of accounting.

PROVISION FOR INCOME TAXES:

                                 Three Months Ended       Nine Months Ended
                              ------------------------ ------------------------
                              Feb 29,         Feb 28,  Feb 29,         Feb 28,
                                2000   Change   1999     2000   Change   1999
(in thousand)                 -------- ------ -------- -------- ------ --------
Provision for income taxes... $446,154  195%  $151,074 $780,659  99%   $392,720
Percentage of revenues ......    18.2%            7.3%    11.6%            6.7%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of tax credits, certain foreign sales corporation income that is not taxed, state taxes, foreign income taxes provided at rates greater than the federal statutory rate, as well as foreign losses that could not be utilized. The effective tax rate was 37% in the third quarter and 36% in the first nine months of fiscal 2000 and 34% in the third quarter and first nine months of fiscal 1999. The provision for income taxes for the third quarter of fiscal 2000 includes $166,261,000 of taxes on the gain on sale of marketable securities in Liberate Technologies. Excluding this transaction, the effective tax rate for the third quarter of fiscal 2000 would have been 36%.

NET INCOME AND EARNINGS PER SHARE:

                              Three Months Ended        Nine Months Ended
                           ------------------------ --------------------------
                           Feb 29,         Feb 28,   Feb 29,          Feb 28,
(in thousand, except per     2000   Change   1999      2000    Change   1999
share data)                -------- ------ -------- ---------- ------ --------
Net income................ $763,176  160%  $293,261 $1,384,396  82%   $762,338
Percentage of revenues ...    31.2%           14.1%      20.5%           13.0%
Earnings per share:
 Basic.................... $   0.27  170%  $   0.10 $     0.49  88%   $   0.26
 Diluted.................. $   0.25  150%  $   0.10 $     0.46  77%   $   0.26

LIQUIDITY AND CAPITAL RESOURCES:

                                                     Nine Months Ended
                                               ------------------------------
                                                 Feb 29,            Feb 28,
                                                  2000      Change    1999
(in thousands)                                 -----------  ------ ----------
Working capital............................... $ 2,336,036    13%  $2,058,656
Cash and cash investments..................... $ 2,887,601    16%  $2,490,982
Cash provided by operating activities......... $ 1,738,118    62%  $1,071,035
Cash provided by (used for) investing
 activities................................... $   447,469     *   $ (560,433)
Cash used for financing activities............ $(1,721,220)  516%  $ (279,350)

--------
* Not Meaningful

Working capital increased in the first nine months of fiscal 2000 over the corresponding period in fiscal 1999, due primarily to increased cash flow from operations, which resulted in higher cash and cash investment levels.

The Company generated higher positive cash flows from operations in the first nine months of fiscal 2000 over fiscal 1999, due primarily to improved profitability.

Cash provided by investing activities increased in the first nine months of fiscal 2000 as compared to the corresponding prior year period due primarily to the proceeds from the sale of marketable securities and changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures and other assets. The Company expects to continue to invest in capital and other assets to support its growth.

Cash used for financing activities increased in the first nine months of fiscal 2000 as compared to the corresponding prior year period due primarily to repurchase of Common Stock for approximately $2,044,526,000 as compared to $747,932,000 in the prior year period.

Since July 1992, the Company's Board of Directors has approved the cumulative repurchase of up to 548,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company repurchased 15,549,000 shares of the Company's Common Stock for approximately $672,732,000 in the third quarter of fiscal 2000. As of February 29, 2000, the Company has repurchased a total of 813,926,296 shares for approximately $4,463,251,000. The Company has primarily used cash flows from operations to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of February 29, 2000, the Company had a maximum potential obligation under the put warrants to buy back 28,000,000 shares of its Common Stock for prices ranging from $9.70 to $9.78 per share for an aggregate price of approximately

$273,602,000. The put warrants will expire at various dates through October 2000. As of February 29, 2000, the Company had the right to purchase under the call options up to a maximum of 14,000,000 shares of its Common Stock at prices ranging from $13.03 to $13.34 per share for an aggregate price of approximately $186,099,800. The call options will expire at various dates through October 2000. During the third quarter and first nine months of fiscal 2000, the Company exercised call options for 3,000,000 and 26,136,000 shares, respectively, at an average price of $10.06 and $8.88, respectively.

During fiscal 1997, the Company sold 27,000,000 warrants, each of which entitles the holder to purchase one share of Common Stock at prices between $17.11 and $17.24. These warrants expire in May 2000.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At February 29, 2000, the Company also had other outstanding debt of approximately $7,006,000, primarily in the form of other notes payable and capital leases.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues will be to refocus its marketing and sales efforts in the Customer Relationship Management ("CRM") and Internet procurement areas of its applications business where the market is growing more rapidly than in the Enterprise Resource Planning area. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

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

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has recently changed its pricing model and any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing license revenues for the Company. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of the Company's products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the second and third quarter of fiscal 2000, particularly in Europe, and will continue to do so throughout fiscal 2000 if the U.S. dollar strengthens relative to foreign currencies.

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

Year 2000. This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

The Company established a program to address the impact of the year 2000 date transition on its operations globally. In 1997, the Company established a year 2000 program office, and a Global Program Manager was appointed to coordinate existing projects and to oversee management and execution of the Company's plan to address year 2000. The year 2000 program was sponsored by the Chief Financial Officer, the Senior Vice President Global, IT/Data Center, and the General Counsel of the Company. This executive steering committee regularly reviewed progress with the Global Program Manager. Status was reported regularly to the Finance and Audit Committee of the Company's Board of Directors and the Product Development Management Committee.

The Company currently knows of no significant year 2000-related failures which occurred in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

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

Sales Force Restructuring. The Company historically has relied heavily on its direct sales force. For the past several years, the Company has restructured or made other adjustments to its sales force at least once a year. These changes have generally resulted in a temporarily lack of focus and reduced productivity by the Company's sales force that may have affected revenues in a quarter. There can be no assurances that the Company will not continue to restructure its sales force or that the related transition issues associated with restructuring the sales force will not recur.

Future Acquisitions. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that the Company pays much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial position, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including exchanges for a number of business procurement needs, Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products."

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The principal amount approximates fair value at February 29, 2000.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
                                                        ---------- -------------
       Cash and cash equivalents....................... $2,267,705     3.95%
       Short-term investment (0-1 years)...............    499,896     5.85%
       Long-term investment (1-2 years)................    120,000     5.91%
                                                        ----------
       Total cash and investment securities............ $2,887,601
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain on the outstanding forward contracts at February 29, 2000 was immaterial to the Company's consolidated financial statements.

The Company also hedges net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity.

The Company's outstanding forward contracts and equity hedges as of February 29, 2000 are presented in the tables below. The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of February 29, 2000.

Table of Forward Contracts:

                                                                    Notional
                                                     Notional   Weighted Average
     Functional Currency                              Amount     Exchange Rate
     -------------------                           ------------ ----------------
     Australian Dollar............................ $ 18,058,448        0.62
     Canadian Dollar..............................   50,381,315        1.45
     Danish Krone.................................    7,163,173        7.59
     Euro.........................................   79,244,172        0.98
     Irish Punt...................................    2,251,897        1.25
     Japanese Yen.................................    2,524,458      109.37
     New Zealand Dollar...........................    3,076,479        0.49
     Norwegian Krone..............................    5,562,780        8.31
     Singapore Dollar.............................   19,626,333        1.70
     Swedish Krona................................    8,509,214        8.66
     Swiss Franc..................................   10,986,145        1.63
     Thai Baht....................................   11,594,203       37.95
     UK Pound.....................................  140,246,480        1.59
                                                   ------------
         Total.................................... $359,225,097
                                                   ============


Table of Equity Hedges:

                                                                    Notional
                                                     Notional   Weighted Average
     Functional Currency                              Amount     Exchange Rate
     -------------------                           ------------ ----------------
     Japanese Yen................................. $ 30,478,513      101.71
     Singapore Dollar.............................   17,107,870        1.67
     Swedish Krona................................    4,741,303        8.44
     UK Pound.....................................   14,621,940        1.62
                                                   ------------
         Total.................................... $ 66,949,626
                                                   ============

Equity Price Risk. The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under
Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of February 29, 2000, the Company had a maximum potential obligation under the put warrants to buy back 28,000,000 shares of its Common Stock for prices ranging from $9.70 to $9.78 per share for an aggregate price of approximately $273,602,000. The put warrants will expire at various dates through October 2000. As of February 29, 2000, the Company had the right to purchase under the call options up to a maximum of 14,000,000 shares of its Common Stock at prices ranging from $13.03 to $13.34 per share for an aggregate price of approximately $186,099,800. The call options will expire at various dates through October 2000. During the third quarter and first nine months of fiscal 2000, the Company exercised call options for 3,000,000 and 26,136,000 shares, respectively, at an average price of $10.06 and $8.88, respectively.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at February 29, 2000.

                                                                       Estimated
                                                                         Fair
                                                              Maturity   Value
     (in thousands, except stock prices)                      -------- ---------
     Put Warrants:
       Shares................................................   28,000
       Weighted average stock price.......................... $   9.77
       Contract amount....................................... $273,602 $      4
     Call Options:
       Shares................................................   14,000
       Weighted average stock price.......................... $  13.29
       Contract amount....................................... $186,100 $489,343

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

                                     ORACLE CORPORATION

Dated: April 14, 2000                By: /s/ JEFFREY O. HENLEY
                                        ---------------------------------------
                                        Jeffrey O. Henley
                                        Executive Vice President and Chief
                                         Financial Officer

Dated: April 14, 2000                By: /s/ JENNIFER MINTON
                                        ---------------------------------------
                                        Jennifer Minton
                                        Vice President and Corporate
                                         Controller