Form 10-K
period 2000-05-31
ORACLE CORP /DE/
filed 2000-08-28
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C., 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2000

                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2000 was $155,629,695,808. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 31, 2000:
2,814,916,653.

Documents Incorporated by Reference:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 16, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.
 Item 1.   Business.....................................................     1

 Item 2.   Properties...................................................     7

 Item 3.   Legal Proceedings............................................     7

 Item 4.   Submission of Matters to a Vote of Security Holders..........     7

 Item 4A.  Executive Officers of the Registrant.........................     7

 PART II.
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    10

 Item 6.   Selected Financial Data......................................    10

 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    10

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...    23

 Item 8.   Financial Statements and Supplementary Data..................    25

 Item 9.   Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    25

 PART III.
 Item 10.  Directors and Executive Officers of the Registrant...........    26

 Item 11.  Executive Compensation.......................................    26

 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................    26

 Item 13.  Certain Relationships and Related Transactions...............    26

 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    26

           Signatures...................................................    55

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

                                    PART I

Item 1. Business

General

Oracle Corporation ("Oracle" or the "Company") is the world's leading supplier of software for information management. The Company develops, manufactures, markets and distributes computer software that helps corporations manage and grow their businesses. The Company's software products can be categorized into two broad areas: Systems software and Internet business applications software. Systems software is a complete Internet platform to develop and deploy applications on the Internet and corporate Intranets, and includes database management software and development tools that allow users to create, retrieve and modify the various types of data stored in a computer system. Internet business applications software allows users to access information or use the applications through a simple Internet browser on any client computer, and automates the performance of specific business data processing functions for financial management, procurement, project management, human resources management, supply chain management, and customer relationship management. The Company's software runs on a broad range of computers, including mainframes, minicomputers, workstations, personal computers, laptop computers and information appliances (such as hand-held devices and mobile phones) and is supported on more than 85 different operating systems, including UNIX, Windows, Windows NT, OS/390 and Linux. In addition to computer software products, the Company offers a range of consulting, education, and support services for its customers. Also, for customers who choose not to install their own applications, Oracle's Business On-Line offers an online service that hosts and delivers Internet business applications across a network that can be accessed via any standard web browser.

The Company was incorporated in 1986 as a Delaware corporation and is the successor to operations originally begun in June 1977. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company's principal executive offices are located in Redwood City, California. The Company's telephone number is (650) 506-7000. The Company also maintains a worldwide website at www.oracle.com. The information posted on the Company's website is not incorporated into this annual report.

Product Development Architecture

Oracle Internet Platform

Oracle's product development platform is based on an Internet computing architecture. The Internet computing architecture is comprised of data servers, application servers and client computers or devices running a web browser. Internet computing centralizes business information and applications, allowing them to be managed easily and efficiently from a central location. End-users are provided with ready access to the most current business data and applications through a standard Internet browser. Database servers manage all business information, while application servers run all business applications. These servers are managed by professional information technology managers. By contrast, the traditional, client-server computing architecture requires that each client computer run and manage its own applications, and also be updated every time an application changes. The Company believes that the design of its software for Internet computing improves network performance and data quality, and helps organizations decrease installation, maintenance and training costs associated with information technology.

Electronic Business

The Company believes that electronic commerce (the exchange of goods and/or services electronically over the Internet) is revolutionizing businesses by providing a relatively low-cost means of distributing products and expanding markets globally, increasing efficiencies, and providing better, more personalized customer services. As organizations are changing the way employees work, communicate, share knowledge and deliver value, the Company believes that to remain competitive, they need to develop and deploy web-based business and commerce applications on the Internet.

Research & Development

The Company continually enhances its existing products and develops new products to meet its customers' changing requirements as well as to expand its product base. Research and development expenditures were 10% of total revenues in fiscal 2000, 1999 and 1998. As a percentage of license revenues, research and development expenditures were 23% in fiscal 2000, 1999 and 1998.

Major Product Families

Systems Software

The Oracle relational database management system ("DBMS"), the key component of Oracle's Internet platform, enables storing, manipulating and retrieving relational, object-relational, multi-dimensional, and other types of data. Oracle Version 8i is a database specifically designed as a foundation for Internet development and deployment, extending Oracle's technology in the areas of data management, transaction processing and data warehousing to the new medium of the Internet. Built directly inside the database, Internet features such as Java Server (Jserver), Internet File System (iFS), Internet Directory, Internet Security, and Intermedia, allow companies to build internet applications that lower costs, enhance customer and supplier interaction, and provide global information access across different computer architectures and across the enterprise.

Oracle Lite Version 8i is the Company's mobile database for Internet computing. The Oracle Lite database management system can be used to run applications on portable devices and to temporarily store data on these devices which can be replicated back to Oracle. Oracle Lite is a complete and comprehensive platform for building, deploying and managing mobile applications that principally run on laptops and information appliances such as hand-held devices, cell phones, smart phones, pagers, smart cards and television set top boxes.

In June 2000, the Company introduced Oracle Internet Application Server Version 8i which is an open software platform for developing, deploying and managing distributed Internet software application programs. Oracle Internet Application Server 8i provides the infrastructure necessary to run Internet computing applications, and enables customers to build and deploy portals, transactional applications, and business intelligence facilities with a single product.

Oracle offers Internet Application Server (IAS) Wireless Edition formerly Portal-to-Go, which enables information and services to be accessed through wireless and other devices. These devices include smart phones, wireless personal digital assistants, standard phones connected to Interactive Voice Recognition systems, modem equipped personal organizers and television set-top boxes. Using IAS Wireless Edition, mobile operators, content providers, and wireless Internet service providers can quickly implement wireless portals (access hubs offering content formatted for small devices) for providing personalized services and content through wireless devices.

Application Development Tools

The Company's Oracle Internet Developer Suite contains application development tools, enterprise portal tools and business intelligence tools.

The Company's application development tools support different approaches to software development. For a model-based approach to development, Oracle offers two products: Oracle Designer and Oracle Developer. Oracle Designer allows business processes to be visually modeled and enterprise database applications to be generated. Oracle Developer is a development tool for building database applications that can be deployed, unchanged, in both Internet and client/server based environments. For Java programmers, Oracle offers Oracle JDeveloper, a Java development tool suite for building enterprise applications for use on the Internet. The Oracle JDeveloper suite provides a complete Java development environment for developing and deploying applications from Java and HTML clients to server based business components across the enterprise.

Oracle offers Oracle iPortal to build portal sites which provide access to database applications. Oracle iPortal features a unique browser-based interface and allows portal sites to be rapidly assembled from "portlets"-- reusable information components which wrap commonly accessed pieces of information and application services. Portal sites built with Oracle iPortal may be personalized by role and customized by end-users.

Oracle's Business Intelligence tools are designed for the Internet and provide a comprehensive and integrated suite of products that enable companies to address the full range of user requirements for information publishing, data exploration, advanced analysis and data mining. Oracle Warehouse Builder is an extensible data warehouse design and deployment environment that automates the process of creating a single database for business analysis. Oracle Warehouse Builder can quickly and easily integrate historical data with the massive, daily influxes of online data from web sites. After collecting the data, Oracle Warehouse Builder cleans, transforms and loads the data into an Oracle8i-based data warehouse.

Internet Business Applications and On Line Business Exchanges

Oracle offers the E-Business Suite Version 11i, a fully integrated and Internet enabled set of Enterprise Resource Planning ("ERP"), Supply Chain and Customer Relationship Management ("CRM") software applications for the enterprise. Oracle is the only company to offer a fully integrated suite of Internet business applications. This integrated suite, which also is available on a component basis, provides integrated enterprise information so that companies can manage their entire business cycle, from initial contact with customers through planning, production, and delivery, to post-sale service and support. This allows companies to better align strategic and tactical goals across the entire organization. Available in approximately 30 languages, Oracle's Internet business applications allow companies to operate in multiple currencies and languages, support local business practices and legal requirements, and handle business-critical operations across borders.

Oracle's ERP applications consist of integrated software modules to automate business functions such as financial management, supply chain management, procurement, manufacturing, project systems and human resources applications for large and mid-sized commercial and public sector organizations throughout the world. These applications combine business functionality with innovative technologies, such as workflow and self-service applications, and enables customers to lower the cost of their business operations by providing their customers, suppliers and employees with self service access to both transaction processing and selected business information using the Internet platform. Self service applications automate a variety of business functions such as procuring and managing inventories of goods and services, and employee expense reporting and reimbursement.

Oracle's CRM applications help automate and improve the business processes associated with managing customer relationships in the areas of sales, marketing, customer service and support, and call centers. Oracle's CRM applications allow multi-channel customer interactions over the Internet, such as through a call center,

I-store (an internet-based storefront used for selling products and services directly to customers over the web) and face-to-face, thereby helping to maximize the use of technology to improve customer relationships. Integrated with Oracle's ERP applications, Oracle's CRM products also allow enterprises to coordinate global sales forecasting and lead generation with order capture capabilities to help increase the overall efficiency of running a business.

OracleExchange.com is an Internet marketplace which allows contract and spot buying capabilities, online auctioning and reverse auctioning. Branded exchanges are company specific versions of OracleExchange.com, allowing businesses to take control of their supply chain. Major corporations in the same industry are partnering to bring all their suppliers online with the goal of reducing supply chain costs through increased visibility into demand. Demand that cannot be fulfilled using their existing supply chain plans can be auctioned out to exchanges. In addition to the exchange platform, Oracle provides procurement software to allow businesses to collect demand from within their organization. Oracle also provides supply chain planning software so businesses can check and reconfigure their supply chains based on demand.

Services

Consulting

In most of Oracle's sales offices around the world, the Company has trained consulting personnel who offer consulting services. Consultants supplement the Company's product offerings by providing services to assist customers in the implementation of applications based on the Company's products. Consulting revenues represented approximately 22%, 27% and 25% of total revenues in fiscal 2000, 1999 and 1998, respectively.

Support

The Company offers a wide range of support services that include on-site, telephone or Internet access to support personnel, as well as software updates. Telephone support is provided by local offices, as well as Oracle's five global support centers located around the world. Support revenues represented approximately 29%, 27% and 25% of total revenues in fiscal 2000, 1999 and 1998, respectively.

Education

The Company offers both media based and instructor led training to customers on how to use the Company's products. Education revenues represented approximately 5%, 5% and 6% of total revenues in fiscal 2000, 1999 and 1998, respectively.

Marketing and Sales

Key Market Segments

The Company has identified two key market segments where its products are sold; the enterprise business market and the general business market. The enterprise business market segment is defined by the Company as those businesses with total revenues of $500 million and above. In the enterprise business market segment, the Company believes that the most important considerations for customers are performance, functionality, product reliability, ease of use, quality of technical support and total cost of ownership, including the initial price and deployment costs as well as ongoing maintenance costs. The general business market segment is defined by the Company as those businesses with total revenues of less than $500 million. In the general business market segment, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes effectively in each of these markets, although the competition is intense in each market.

Sales Distribution Channels

In the United States, the Company markets its products and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City, California, and in field offices that, as of May 31, 2000, were located in approximately 90 metropolitan areas within the United States.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 60 subsidiaries. These subsidiaries license and support the Company's products both within their local countries and certain other foreign countries where the Company does not operate through a direct sales subsidiary.

The Company also markets its products through indirect channels, which are called Oracle Alliance partners. The partners include value-added relicensors, value-added distributors, hardware providers, systems integrators and independent software vendors that combine the Oracle relational DBMS, application development tools and business applications with computer hardware, software application packages or services for redistribution.

The Company also markets its products through independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

As of May 31, 2000, in the United States, the Company employed 12,485 sales, service and marketing employees, while the international sales, service and marketing groups consisted of 18,224 employees.

Revenues from international customers (including end users and resellers) amounted to approximately 48%, 49% and 50% of the Company's total revenues in fiscal 2000, 1999 and 1998, respectively. See Note 11 of Notes to Consolidated Financial Statements for a summary of the Company's operating segments and geographic information.

Oracle Partner Program

The Oracle Partner Program allows Oracle to pursue new business opportunities with partners as well as direct customers. The types of partners in the Oracle Partner Program are consultants, education providers, Internet service providers, network integrators, resellers, independent software vendors and system integrators. Partners can join the the Oracle Technology Network (OTN), a program specifically designed for the Internet developer community. Oracle provides the technology, education, and technical support that enable a partner to effectively integrate Oracle products into its business. The combination of Oracle technology and a partner's expertise broadens the Company's exposure in new markets, such as the Internet.

Hosted Online Services

Oracle offers Oracle Business OnLine, a service that delivers enterprise applications and technology across a network from a server that is hosted in a professionally managed environment at a remote data center. With a simple browser and network connections, companies can access Oracle's Internet business applications at costs significantly lower than a traditional deployment. While the customer owns the applications, Oracle owns the hardware, manages the application and server architecture, maintains and upgrades the software and provides technical support for the customer's operations.

Competition

The computer software industry is intensely competitive and rapidly evolving. Historically, the Company has competed in various markets including the database, application development tools, business applications and services sectors. The principal software competitors in the enterprise DBMS marketplace are International Business Machines Corporation, Sybase, Inc. and Informix Corporation. In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors, including Microsoft Corporation. In the data warehousing market, the Company's On-Line Analytical Processing ("OLAP") products compete with those of Business Objects, S.A., Cognos, Inc. and Hyperion Solutions. In the application server market, competitors include International Business Machines Corporation and BEA Systems Inc. In the business applications software market, competitors include J.D. Edwards, Peoplesoft Inc., and SAP Aktiengeschellschaft. The Company continues to compete in these traditional markets as well as in some new, rapidly expanding markets like the CRM, procurement and supply chain marketplaces where the competition includes Siebel Systems, Ariba, Inc., Commerce One and I2 Technologies.

Product and Services Revenues

The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of power units (processing power of the computers in the customer's network) or a maximum number of named users. The Company also enters into other license agreement types, which allow for the use of the Company's products, usually restricted by the number of employees or the license term. Fees from licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance partners (value-added relicensors, value-added distributors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance partner. Sublicense fees are typically based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

Support revenues consist of two components: (1) updates for software products and end user documentation; and (2) technical product support services that include on-site, telephone or Internet access to support personnel. The Company prices technical product support services as a percentage of the license price, while on-site support services are based on the level of support services provided. Software subscription update rights are also priced as a percentage of the license price, and can be purchased separately from technical product support. Most customers purchase support initially and renew their support agreements annually. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period.

Revenues related to consulting and education services to be performed by the Company generally are recognized over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues and expenses reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

Employees

As of May 31, 2000, the Company employed 41,320 full-time persons, including 29,564 in sales and services, 1,145 in marketing, 6,650 in research and development and 3,961 in general and administrative positions. Of these employees, 19,771 were located in the United States and 21,549 were employed in approximately 60 other countries.

None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Properties

Oracle's properties consist primarily of owned and leased office facilities for sales, research and development, consulting and administrative personnel. The Company's headquarters facilities consist of approximately 2.3 million square feet in Redwood City, California. The Company also owns or leases office facilities in various locations in the United States and abroad.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

Item 3. Legal Proceedings

The material set forth in Footnote 12 of Item 14(a)(1) of this Form 10-K is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2000, the Company held a Special Meeting of Stockholders. At the meeting, the stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 4,000,000,000 to 11,000,000,000 (with 2,139,505,227 affirmative votes, 332,952,992 negative votes, 2,750,800 votes withheld and 1,253,929 broker non-votes).

Item 4A. Executive Officers of the Registrant

The executive officers of the Company are as follows:

             Name                                      Office(s)
             ----                                      --------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer and Director
   Gary L. Bloom........... Executive Vice President
   Safra A. Catz........... Executive Vice President
   Sergio Giacoletto....... Executive Vice President, Europe, Middle East and Africa
   Jay H. Nussbaum......... Executive Vice President, Oracle Services Industries
   George J. Roberts....... Executive Vice President, North America Sales
   Charles A. Rozwat....... Executive Vice President, Database Server
   Edward J. Sanderson..... Executive Vice President, Consulting and Latin America Division
   Frank A. Varasano....... Executive Vice President, Oracle Products Industries
   Ronald A. Wohl.......... Executive Vice President, Applications Development
   Daniel Cooperman........ Senior Vice President, General Counsel and Secretary
   Jennifer L. Minton...... Senior Vice President and Corporate Controller

Mr. Ellison, 54, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is co-chairman of California's Council on Information Technology. He is also a director of Apple Computer, Inc., a computer company.

Mr. Henley, 55, has been Executive Vice President and Chief Financial Officer of the Company since March 1991 and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991.

Mr. Bloom, 39, has been Executive Vice President (currently responsible for server development, platform technologies, marketing, education, customer support, and corporate development) of the Company since May

1999 and the Executive Vice President of the System Products Division from March 1998 to May 1999. He has held various positions, including Senior Vice President of the System Products Division from November 1997 to March 1998, Senior Vice President of the Worldwide Alliances and Technologies Division from May 1997 to October 1997, Senior Vice President of the Product and Platform Technologies Division from May 1996 to May 1997, and Vice President of the Mainframe and Integration Technology Division and Vice President of the Massively Parallel Computing Division from May 1992 to May 1996. Prior to joining Oracle, Mr. Bloom worked at International Business Machines Corporation and at Chevron Corporation where he held various technical positions in their mainframe system areas.

Ms. Catz, 38, has been Executive Vice President (currently responsible for global business practices) of the Company since November 1999 and was a Senior Vice President between April 1999 and October 1999. Prior to joining Oracle, Ms. Catz was at Donaldson, Lufkin & Jenrette, a global investment bank, where she was a Managing Director from February 1997 to March 1999 and a Senior Vice President from January 1994 until February 1997 and had previously held various investment banking positions since 1986.

Mr. Giacoletto, 50, has been Executive Vice President for Europe, Middle East and Africa, since June 2000, and Senior Vice President, Business Solutions, since November 1998. He was Vice President, Alliances and Technology of the Company from March 1997 to November 1998. Before joining Oracle, he was President, AT&T Solutions for Europe, since August 1994. Previously, he spent 20 years with Digital Equipment, Inc. in various positions in marketing and services at the European level.

Mr. Nussbaum, 56, has been Executive Vice President, Oracle Service Industries since October 1998, and Senior Vice President and General Manager of the Company's Federal group since 1992. Prior to joining Oracle, Mr. Nussbaum worked at Xerox Corporation where he held various management roles during his twenty-four-year tenure, including President of Integrated Systems Operations. Mr. Nussbaum has served on several key advisory boards for George Mason University, James Madison University and the University of Maryland.

Mr. Roberts, 43, has been Executive Vice President, North America Sales since June 1999 and served as Senior Vice President, North American Sales from June 1998 to May 1999. Mr. Roberts served as Senior Vice President, Business Online from March 1998 to June 1998. He took a leave of absence from July 1997 to March 1998. Mr. Roberts joined Oracle in March 1990 and from June 1990 to June of 1997, served as Group Vice President, Central Commercial Sales.

Mr. Rozwat, 52, has been Executive Vice President, Database Server, since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from May 1995 to November 1996.

Mr. Sanderson, 51, has been Executive Vice President, Consulting and Latin American Division since June 1999, and Senior Vice President of Consulting and the Latin American Division of the Company from July 1998 to May 1999. He served as Senior Vice President of Americas Consulting for the Company from July 1995 to July 1998. Before joining Oracle, Mr. Sanderson served as President of Worldwide Information Services for Unisys Corporation from February 1994 to June 1995. Prior to Unisys, he spent 18 years in the consulting industry at McKinsey & Company and Andersen Consulting.

Mr. Varasano, 54, has been Executive Vice President, Oracle Product Industries since October 1999. Before joining Oracle, Mr. Varasano was a Senior Partner at Booz Allen & Hamilton from October 1998 to September 1999. Mr. Varasano held several positions at Booz Allen & Hamilton, including Managing Officer United States, Global Managing Officer Engineering and Manufacturing Industries and Managing Officer, New York office. He also served on Booz Allen & Hamilton's Executive Committee and Board of Directors.

Mr. Wohl, 39, has been Executive Vice President, Applications Development, since November 1999 and served as Senior Vice President, Applications Development, from December 1992 to October 1999. From September 1989 until December 1992, Mr. Wohl was Vice President and Assistant General Manager of the Systems Product Division.

Mr. Cooperman, 49, has been Senior Vice President, General Counsel and Secretary of the Company since February 1997. Prior to joining Oracle, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977, and had served there as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm's Business & Transactions Group, and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose Office.

Ms. Minton, 39, has been Senior Vice President and Corporate Controller of the Company since April 2000, and Vice President and Corporate Controller since November 1998. From May 1989 to November 1998, Ms. Minton held various positions in Oracle's finance organization including Assistant Corporate Controller, and was a Vice President of the Company since August 1995. Prior to joining Oracle, Ms. Minton held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm since December 1983.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has been traded in the over-the-counter market and the nasdaq National Market since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had approximately 18,873 stockholders of record as of May 31, 2000. However, the majority of shares are held by brokers and other institutions on behalf of stockholders in approximately 1.4 million accounts. The number of total stockholders is less than 1.4 million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of the Company's Common Stock, based on the last sale, in each of the Company's last eight fiscal quarters.

                                                  Low Sale Price High Sale Price
                                                  -------------- ---------------
     Fiscal 2000:
       Fourth Quarter............................     $62.50         $88.44
       Third Quarter.............................      35.34          74.25
       Second Quarter............................      18.84          38.72
       First Quarter.............................      12.56          19.88
     Fiscal 1999:
       Fourth Quarter............................     $10.72         $19.38
       Third Quarter.............................      11.64          20.25
       Second Quarter............................       6.36          12.29
       First Quarter.............................       6.64           9.25

The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

On January 18, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend distributed to stockholders of record as of December 30, 1999. All per share data and numbers of Common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

Item 6. Selected Financial Data

                                              Year Ended May 31,
                            -------------------------------------------------------
   (in thousands, except       2000        1999       1998       1997       1996
   per share data)          ----------- ---------- ---------- ---------- ----------
   Revenues................ $10,130,128 $8,827,252 $7,143,866 $5,684,336 $4,223,300
   Operating income........  3,080, 160  1,872,881  1,244,200  1,262,985    904,891
   Net income..............   6,296,803  1,289,758    813,695    821,457    603,279
   Earnings per share--
    basic..................        2.22       0.45       0.28       0.28       0.21
   Earnings per share--
    diluted................        2.10       0.43       0.27       0.27       0.20
   Total assets............  13,076,779  7,259,654  5,819,011  4,624,315  3,357,243
   Short-term debt.........       2,691      3,638      2,924      3,361      5,623
   Long-term debt..........     300,770    304,140    304,337    300,836        897
   Stockholders' equity....   6,461,463  3,695,267  2,957,558  2,369,712  1,870,449

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues grew 15%, 24% and 26% in fiscal 2000, 1999 and 1998, respectively. The lower overall revenue growth rates in both fiscal 2000 and fiscal 1999 as compared to the prior corresponding periods, were primarily due to lower consulting services revenue growth rates than those experienced in prior years partially offset by higher license revenue growth. Sales and marketing expenses continue to represent a significant portion of operating expenses, constituting 26%, 30%, and 33% of revenues in fiscal 2000, 1999 and 1998, respectively, while cost of services as a percentage of total revenues decreased to 29% in fiscal 2000 from 35% in fiscal 1999 and 32% in fiscal 1998. The decline in the sales and marketing and cost of services percentages in fiscal 2000 was primarily the result of increased license revenues and productivity improvements which reduced headcount and headcount related expenditures. The Company's investment in research and development amounted to 10% of revenues in fiscal 2000, 1999, and 1998. General and administrative expenses as a percentage of revenues were 5% in fiscal 2000, 1999 and 1998. Overall, operating income as a percentage of revenues was 30%, 21% and 17% (20% prior to the charges for acquired in-process research and development), in fiscal 2000, 1999 and 1998, respectively.

Domestic revenues increased 17% in fiscal 2000 and 27% in fiscal 1999, while international revenues increased 12% and 21% in fiscal 2000 and 1999, respectively. International revenues were unfavorably affected in both fiscal 2000 and 1999 when compared to the corresponding prior year periods as a result of the strengthening of the U.S. dollar against certain major international currencies. International revenues expressed in local currency increased by approximately 17% and 24% in fiscal 2000 and 1999, respectively. Revenues from international customers were approximately 48%, 49% and 50% of revenues in fiscal 2000, 1999 and 1998, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

Quarterly revenues reflect distinct seasonality. See "Quarterly Results of Operations" below.

Revenues:

                             Fiscal Year 2000 Change Fiscal Year 1999 Change Fiscal Year 1998
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Licenses and Other......    $ 4,446,795     21%      $3,688,366     15%      $3,193,490
   Percentage of revenues..          43.9%                   41.8%                   44.7%
   Services................    $ 5,683,333     11%      $5,138,886     30%      $3,950,376
   Percentage of revenues..          56.1%                   58.2%                   55.3%
     Total Revenues........    $10,130,128     15%      $8,827,252     24%      $7,143,866

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include documentation revenues and other miscellaneous revenues, which constituted 3% of total license and other revenues in fiscal 2000, 1999 and 1998. License revenues, excluding other revenues, grew 20% and 16% in fiscal 2000 and fiscal 1999. Systems software license revenues, which include server and development tools revenues, grew 15% and 16% in fiscal 2000 and fiscal 1999, respectively. Business applications license revenues grew 42% and 16% in fiscal 2000 and fiscal 1999, respectively. The higher license revenue growth rate experienced in fiscal 2000 is primarily due to stronger demand for the Company's business applications products, and the introduction and market positioning of new internet business application products and versions which have stimulated demand for the Company's products.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 52%, 40% and 8% of total services revenues, respectively, during fiscal 2000. Support revenues grew 27% and 31% in fiscal 2000 and fiscal 1999, respectively, reflecting an increase in the overall customer installed base. The support revenue growth rate will continue to be affected by the overall license revenue growth rates. Consulting revenues declined 4% in fiscal 2000, as compared to a 34% growth rate in fiscal 1999. The decline in the consulting services revenues experienced in fiscal 2000 is primarily due to a decrease in the demand for these services as a result of the following: i) a slowdown in the business applications market in fiscal 1999, ii) the Company's strategy to focus only on profitable business, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iv) shorter implementation engagements for Oracle's newer generation of products. Education revenues, which grew 4% and 12% in fiscal 2000 and fiscal 1999, respectively, were also affected by the lower business applications growth rate experienced in fiscal 1999 and will continue to be affected by the overall mix in the systems and applications license revenue growth rates. Consulting and education revenue growth rates are expected to increase in fiscal 2001 as compared to the prior year corresponding period due to the increased demand for the Company's business applications products experienced in fiscal 2000.

Operating Expenses:

                             Fiscal Year 2000 Change Fiscal Year 1999 Change Fiscal Year 1998
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Sales and Marketing.....     $2,616,749      0 %     $2,622,379     11%      $2,371,306
   Percentage of revenues..          25.8%                   29.7%                   33.2%
   Cost of Services........     $2,942,679     (4)%     $3,064,148     35%      $2,273,607
   Percentage of revenues..          29.0%                   34.7%                   31.8%
   Research and
    Development............     $1,009,882     20 %     $  841,406     17%      $  719,143
   Percentage of revenues..          10.0%                    9.5%                   10.1%
   General and
    Administrative.........     $  480,658     13 %     $  426,438     16%      $  368,556
   Percentage of revenues..           4.7%                    4.8%                    5.2%
   Acquired In-Process
    Research and
    Development............            --                      --       *       $  167,054
   Percentage of revenues..            --                      --                     2.3%

--------
 *Not meaningful

International expenses were favorably affected in both fiscal 2000 and fiscal 1999 when compared to the corresponding prior year periods due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was unfavorable, since the negative effect on revenues was greater than the positive effect on expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels as well. Sales and marketing expenses as a percentage of both total revenues and license revenues decreased in both fiscal 2000 and fiscal 1999 as compared to the corresponding prior year periods. As a percentage of license and other revenues, sales and marketing expenses decreased to 59% in fiscal 2000 from 71% in fiscal 1999 and 74% in 1998. These decreases were primarily related to increased license revenues and productivity improvements which favorably affected headcount and headcount related expenditures.

Cost of Services. The cost of providing services consists largely of consulting, support and education personnel expenses. As a percentage of services revenues, cost of services decreased to 52% in fiscal 2000 from 60% in fiscal 1999. The decrease in cost of services as a percentage of services revenues in fiscal 2000 was due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues, improved consulting utilization rates, increased productivity efficiencies and controls over headcount and headcount related expenditures as the Company continued to focus on margin improvement. As a percentage of services revenues, cost of services increased to 60% in fiscal 1999 from 58% in fiscal 1998, primarily due to lower consulting and education utilization rates as a result of lower than anticipated revenue growth.

Research and Development Expenses. Research and development expenses were 10% of total revenues in fiscal 2000, 1999 and 1998. Research and development expenses increased 20% and 17% in fiscal 2000 and 1999, respectively, when compared to corresponding prior year periods. The higher expense growth rate in fiscal 2000 was due to planned increases in research and development headcount in fiscal 2000. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues remained flat at 5% in fiscal 2000, 1999 and 1998.

Acquired In-Process Research and Development. In the first quarter of fiscal 1998, the Company completed the acquisition of Treasury Services Corporation ("TSC") for approximately $110,000,000 in cash, and converted the outstanding options to purchase TSC stock to options to purchase the Company's stock at a value of approximately $8,967,000. In addition, the Company also merged its subsidiary, Liberate Technologies ("Liberate"), previously Network Computer, Inc., with Navio Communications, Inc. ("Navio"), a development stage company, in a stock-for-stock exchange valued at approximately $77,000,000. Both of these acquisitions were accounted for using the purchase method. In connection with these acquisitions, the Company recorded acquired in-process research and development charges of $91,500,000 for TSC and $75,554,000 for Navio. The Company is primarily responsible for estimating the fair value of acquired in-process research and development. There were no acquisitions involving acquired in-process research and development charges in fiscal 2000 and 1999 (See Note 6 of Notes to Consolidated Financial Statements for further details on acquisitions).

Overall Valuation Methodology

Independent valuations of TSC and Navio were performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development ("R&D"). Assets identified for each transaction varied slightly, but generally included in-process R&D, developed technology, assembled workforce, installed customer base, and goodwill. TSC and Navio are collectively referred to as the "Acquired Companies".

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

The following table presents the purchase price allocations associated with these acquisitions:

                                                                TSC      Navio
   (in thousands)                                             --------  -------
   In-process R&D............................................ $ 91,500  $75,554
   Developed Technology......................................   11,400      --
   Other Intangible Assets...................................   24,700    1,750
   Installed Customer Base and Trade Names...................    7,200      --
   Assembled Workforce.......................................    1,700      350
                                                              --------  -------
     Total Intangible Assets.................................  136,500   77,654
   Net Tangible Assets.......................................  (17,533)    (654)
                                                              --------  -------
     Total Purchase Price.................................... $118,967  $77,000
                                                              ========  =======

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

  . Assessment of types of efforts involved (hardware development & software development)

  . Length of time project was expected to be useful, and

  . Timing related to completion of projects and resources allocated to completion, including associated expenses

None of the in-process R&D value was associated with routine on-going efforts to enhance or otherwise improve on the qualities of the existing products. The Acquired Companies' engineers were developing advanced, next generation technologies that involved creating product designs and disparate technologies to form superior products. The in-process R&D value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. Rates used to discount net cash flows ranged from 20% to 50% considering the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that were indeterminable at that time.

Stage of Completion

The appraisals included the valuation of each specific R&D project underway at the respective acquisition dates. In the months leading up to the purchases, the Acquired Companies had made significant progress in their R&D programs. However, due to the substantial time and effort necessary to produce these products in accordance with functional specifications, technological feasibility of the R&D projects had not yet been achieved. The acquired projects included next-generation versions of TSC's product family, as well as planned new products and technologies, and development work associated with Navio's Internet browser software. The efforts required to develop the purchased in-process technology of the Acquired Companies into commercially viable products principally related to the completion of planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features, and technical performance requirements. Anticipated completion dates for the projects in-process ranged from six to thirty-six months for TSC projects, and three to thirty-six months for Navio projects, at which dates the Acquired Companies expected to begin selling the developed software products. Remaining R&D expenditures were projected to be approximately $83,000,000 through the year 2001 ($49,000,000 for TSC and $34,000,000 for Navio).

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

The Acquired Companies' technical activities were concentrated on the development of new product knowledge having specific commercial objectives, and efforts were focused on translating those applied research findings and other scientific know-how into commercially viable software products. In the case of TSC, the acquired R&D was related to software applications using proprietary code and routines designed specifically for the respective products. Likewise, Navio was developing experimental Internet technologies for which no market existed at the time of the acquisition. Due to their specialized nature, the in-process R&D projects had no alternative future uses, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

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

Other Income, net:

                             Fiscal Year 2000 Change Fiscal Year 1999 Change Fiscal Year 1998
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Net Investment Gains
    Related to Marketable
    Securities.............     $6,936,955       *       $24,457         *       $ 4,300
   Percentage of revenues..             *                   0.3%                    0.1%
   Other Income, net.......     $  106,319      25%      $84,740         1%      $79,319
   Percentage of revenues..           1.0%                  1.0%                    1.1%

--------
 *Not meaningful

In February 1999, subsequent to the initial public offering of Oracle Japan, the Company sold 250,000 of its existing shares of Oracle Japan's Common Stock at approximately $99 per share resulting in a gain on sale of marketable securities in the amount of $24,457,000.

In February 2000, Liberate Technologies ("Liberate"), issued and sold 2,890,000 shares of Common Stock at approximately $108 per share in a public offering. Separately, the Company sold 4,274,703 shares in Liberate Technologies, resulting in a gain on sale of marketable securities in the amount of $431,846,000.

In April 2000, Oracle Japan issued and sold 250,000 shares of Common Stock at approximately $772 per share in a public offering. Separately, the Company sold 8,700,000 shares in Oracle Japan, resulting in a gain on sale of marketable securities in the amount of $6,466,378,000.

In addition to the above mentioned transactions, the net investment gains related to marketable securities include gains on sale of other marketable securities, and the Company's equity share in the results of non-consolidated subsidiaries.

Other income, net includes interest income and expense, foreign currency exchange gains and losses as well as the minority interest share in the income or loss of consolidated subsidiaries. Other income in fiscal 1998 includes the minority interest's share of a one-time acquired research and development charge for Navio. Excluding this credit of $25,726,000, other income for fiscal 1998 was $53,593,000. Other income increased in both fiscal 2000 and fiscal 1999, primarily due to increased net interest income related to higher cash and investment balances.

Provision for Income Taxes:

                             Fiscal Year 2000 Change Fiscal Year 1999 Change Fiscal Year 1998
   (in thousands)            ---------------- ------ ---------------- ------ ----------------
   Provision for Income
    Taxes..................     $3,826,631     453%      $692,320       35%      $514,124
   Percentage of revenues..          37.8%                   7.8%                    7.2%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. See Note 10 of Notes to Consolidated Financial Statements. The effective tax rate was 37.8% in fiscal 2000, 35% in fiscal 1999 and fiscal 1998 (excluding the effect of the acquired research and development charges for the TSC and Navio transactions, net of the credit of $25,726,000 for minority interest). The provision for income taxes for fiscal 2000 includes $166,261,000 and $2,515,421,000 of taxes on the gain on sale of marketable securities in Liberate and Oracle Japan, respectively. Excluding these transactions, the effective tax rate for fiscal 2000 would have been 35.5%.

Net Income and Earnings Per Share:

   (in thousands, except     Fiscal Year 2000 Change Fiscal Year 1999 Change Fiscal Year 1998
   per share data)           ---------------- ------ ---------------- ------ ----------------
   Net Income..............     $6,296,803     388%     $1,289,758      59%      $813,695
   Percentage of revenues..          62.2%                   14.6%                  11.4%
   Earnings Per Share--
    Basic..................     $     2.22     393%     $     0.45      62%      $   0.28
   Earnings Per Share--
    Diluted................     $     2.10     388%     $     0.43      61%      $   0.27

Quarterly Results of Operations

The Company believes that quarterly revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 2001. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. The Company believes that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                           Fiscal 2000 Quarter Ended
                                  --------------------------------------------
                                                          February
   (in thousands, except per      August 31  November 30     29       May 31
   share data)                    ---------- ----------- ---------- ----------
   Revenues.....................  $1,984,517 $2,321,883  $2,449,418 $3,374,310
   Operating income.............  $  345,863 $  576,065  $  769,721 $1,388,511
   Net income...................  $  236,736 $  384,484  $  763,176 $4,912,407
   Earnings per share--basic....  $     0.08 $     0.13  $     0.27 $     1.74
   Earnings per share--diluted..  $     0.08 $     0.13  $     0.25 $     1.63
   Shares outstanding--basic....   2,860,920  2,858,890   2,818,939  2,818,928
   Shares outstanding--diluted..   2,982,402  3,006,300   2,998,189  3,004,793

                                           Fiscal 1999 Quarter Ended
                                  --------------------------------------------
                                                          February
   (in thousands, except per      August 31  November 30     28       May 31
   share data)                    ---------- ----------- ---------- ----------
   Revenues.....................  $1,749,110 $2,055,944  $2,078,919 $2,943,278
   Operating income.............  $  277,837 $  382,067  $  406,679 $  806,299
   Net income...................  $  195,002 $  274,076  $  293,261 $  527,420
   Earnings per share--basic....  $     0.07 $     0.09  $     0.10 $     0.18
   Earnings per share--diluted..  $     0.07 $     0.09  $     0.10 $     0.18
   Shares outstanding--basic....   2,918,682  2,891,520   2,880,704  2,873,796
   Shares outstanding--diluted..   2,967,447  2,949,810   2,990,922  2,965,618

Liquidity and Capital Resources

                                       Fiscal Year Ended May 31,
                            --------------------------------------------------
                               2000      Change    1999     Change     1998
   (in thousands)           -----------  ------ ----------  ------  ----------
   Working capital......... $ 5,021,096   109%  $2,400,851    31%   $1,838,885
   Cash and cash
    investments............   7,871,998   180%   2,812,311    34%    2,105,710
   Cash provided by
    operating activities...   2,923,564    62%   1,807,099    12%    1,610,279
   Cash provided by (used
    for) investing
    activities.............   6,893,057     *     (802,244)  (13%)    (918,221)
   Cash used for financing
    activities.............  (4,183,236)  763%    (484,713)   71%     (282,846)

--------
*  Not meaningful

Working capital increased in fiscal 2000 and fiscal 1999 over the corresponding prior year periods, due primarily to increased cash flow from operations and cash received from the sale of Oracle Japan and Liberate Common Stock (See Note 7 of Notes to Consolidated Financial Statements), partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The Company generated higher positive cash flows from operations in fiscal 2000 and fiscal 1999 over the corresponding prior year periods due to increased operating profitability.

Cash provided by investing activities increased in fiscal 2000 as compared to the corresponding prior year period primarily due to cash generated from the sale of Oracle Japan and Liberate Common Stock, as well as changes in the levels and maturities of cash investments and lower investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company's Board of Directors has approved the repurchase of up to 548,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased a total of 467,182,575 shares for approximately $7,725,489,000. In fiscal 2000, 1999 and 1998, the Company purchased 145,370,927, 109,313,038, and 55,338,318 shares of the
Company's Common Stock, respectively. The amounts paid were $5,306,771,000, $1,086,953,000 and $489,823,000, in fiscal 2000, 1999 and 1998, respectively.
The Company used cash flow from operations and investing activities to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of May 31, 2000, the Company has a maximum potential obligation under the put warrants to buy back 4,000,000 shares of its Common Stock for a price of $9.70 per share for an aggregate price of approximately $38,800,000. The put warrants will expire at various dates through October 2000. As of May 31, 2000, the Company had the right to purchase, under the call options, up to a maximum of 2,000,000 shares of its Common Stock at a price of $13.03 per share for an aggregate price of approximately $26,060,000. The call options will expire at various dates through October 2000. During fiscal 2000, the Company exercised call options for 38,136,000 shares at an average price of $10.28, which are included in the stock repurchases discussed above.

During fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At May 31, 2000, the Company also had other outstanding debt of approximately $3,461,000, primarily in the form of other notes payable and capital leases.

The Company had no significant commitments for capital expenditures at May 31, 2000. The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs at least through May 31, 2001.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the CRM and Internet procurement areas of its applications business. There can be no assurances that the Company will be able to effectively promote future license revenue growth in its applications business.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not and is not expected to have a material impact on the Company's revenue. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the second, third and fourth quarters of fiscal 2000, particularly in Europe, and will continue to do so throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

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

Long-term Investment Cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for its fiscal year ending May 31, 2001 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

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

Sales Forecasts. The Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in the Company's business. While this pipeline analysis may provide some guidance to management in business planning and budgeting, these pipeline estimates are necessarily speculative and may not correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at May 31, 2000.

Table of Investment Securities:

                                                                      Average
                                                  Principal Amount Interest Rate
                                                  ---------------- -------------
   Cash and cash equivalents.....................    $7,429,206        5.84%
   Short term investment (0-1 years).............       332,792        5.57%
   Long term investment (1-2 years)..............       110,000        5.89%
                                                     ----------
     Total cash and investment securities........    $7,871,998
                                                     ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at May 31, 2000 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries. The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity. The Company's outstanding forward contracts and equity hedges as of May 31, 2000 are presented in the tables below.

The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of May 31, 2000.

Table of Forward Contracts:

                                                                    Notional
                                                                Weighted Average
     Functional Currency                        Notional Amount  Exchange Rate
     -------------------                        --------------- ----------------
     Australian Dollar.........................  $ 19,246,725          0.57
     Canadian Dollar...........................    84,544,606          1.50
     Danish Krone..............................     4,792,673          7.97
     Euro......................................   112,297,200          0.94
     Irish Punt................................     2,107,298          1.17
     Japanese Yen..............................     1,907,611        105.32
     New Zealand Dollar........................     2,490,455          0.45
     Norwegian Krone...........................     7,331,674          8.92
     Singapore Dollar..........................     9,372,999          1.72
     Swedish Krona.............................    21,143,112          8.96
     Swiss Franc...............................     6,692,943          1.68
     Thai Baht.................................    13,117,284         38.88
     UK Pound..................................    64,361,745          1.48
                                                 ------------
                                                 $349,406,325
                                                 ============

Table of Equity Hedges:

                                                                    Notional
                                                                Weighted Average
     Functional Currency                        Notional Amount  Exchange Rate
     -------------------                        --------------- ----------------
     Japanese Yen.............................   $29,893, 925        103.70
     Singapore Dollars........................     16,843,972          1.69
     Swedish Krona............................      4,613,610          8.67
     UK Pound.................................     14,210,550          1.58
                                                 ------------
                                                  $65,562,057
                                                 ============

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

As of May 31, 2000, the Company has a maximum potential obligation under the put warrants to buy back 4,000,000 shares of its Common Stock for a price of $9.70 per share for an aggregate price of approximately $38,800,000. The put warrants will expire at various dates through October 2000.

As of May 31, 2000, the Company had the right to purchase, under the call options, up to a maximum of 2,000,000 shares of its Common Stock at a price of $13.03 per share for an aggregate price of approximately $26,060,000. The call options will expire at various dates through October 2000.

During fiscal 2000, the Company exercised call options for 38,136,000 shares at an average price of $10.28.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options at May 31, 2000:

                                                                       Estimated
                                                                2000     Fair
                                                              Maturity   Value
   (in thousands, except per share data)                      -------- ---------
   Put Warrants:
     Shares..................................................   4,000
     Weighted average stock price............................ $  9.70
     Contract amount......................................... $38,800  $      0
   Call Options:
     Shares..................................................   2,000
     Weighted average stock price............................ $ 13.03
     Contract amount......................................... $26,060  $118,410

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 16, 2000.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 16, 2000. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 16, 2000 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 16, 2000.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on October 16, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Public Accountants..............................   29
   Consolidated Financial Statements:
     Balance Sheets as of May 31, 2000 and 1999..........................   30
     Statements of Operations for the years ended May 31, 2000, 1999 and
      1998...............................................................   31
     Statements of Stockholders' Equity for the years ended May 31, 2000,
      1999 and 1998......................................................   32
     Statements of Cash Flows for the years ended May 31, 2000, 1999 and
      1998...............................................................   33
     Notes to Consolidated Financial Statements..........................   34

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

                                                                            Page
                                                                            ----
   II  Valuation and Qualifying Accounts..................................   54

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

  Exhibit
   Number   Exhibit Title
  -------   -------------
  3.01(13)  Restated Certificate of Incorporation of the Company filed with the
            Delaware Secretary of State on January 11, 2000.

  3.02 The Company's Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990.

  3.03(1)   Specimen Certificate of Registrant's Common Stock.

  3.04 Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on June
            5, 2000.

  4.01(8)   Indenture between Oracle Corporation and State Street Bank and
            Trust Company of California, N.A., dated February 24, 1997.

  4.02(9)* Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 1998.

  4.03(10)  Amended and Restated Preferred Shares Rights Agreement, dated March
            31, 1998.

  4.04(11)  Amendment Number One to the Amended and Restated Preferred Shares
            Rights Agreement, dated March 22, 1999.

 10.01(2)*  The Company's Stock Option Plan (1985), as amended to date, and related documents.

 10.02(3)*  1990 Directors' Stock Option Plan, as adopted July 30, 1990, and related documents.

 10.03(4)*  1990 Executive Officers' Stock Option Plan, as adopted October 15,
            1990, and related documents.

 10.04(5)*  Oracle Systems Corporation Employee Stock Purchase Plan (1992), as
            adopted August 24, 1992.

 10.05(6)*  1993 Directors' Stock Option Plan, as adopted May 24, 1993.

 10.06(7)*  Amendment to 1993 Directors' Stock Option Plan, as adopted May 31,
            1994.

 10.07(12)* Amendment to the Employee Stock Purchase Plan (1992).

 10.08(13)* The 1991 Long-Term Equity Incentive Plan, as amended through
            October 18, 1999.

 10.09*     Amendment to the 1991 Long-Term Equity Incentive Plan, dated
            January 7, 2000.

 10.10*     Amendment to the 1991 Long-Term Equity Incentive Plan, dated June
            2, 2000.

 21.01      Subsidiaries of the Registrant.

 23.01      Consent of Arthur Andersen LLP.

 27.01      Financial Data Schedule.

--------
  * Indicates management contract or compensatory plan or arrangement.
 (1) Incorporated by reference to the Form S-1 Registration Statement filed March 27, 1987, File No. 33-12941.
 (2) Incorporated by reference to the Form S-8 Registration Statement filed February 24, 1986, File No. 33-3536, as amended.
 (3) Incorporated by reference to the Form 10-K filed on August 27, 1990.
 (4) Incorporated by reference to the Form 10-K filed on August 28, 1991.
 (5) Incorporated by reference to the Form 10-Q filed on January 7, 1993.
 (6) Incorporated by reference to the Form 10-K filed on July 22, 1993.
 (7) Incorporated by reference to the Form 10-K filed on July 27, 1994.
 (8) Incorporated by reference to the Form 10-Q filed on April 10, 1997.

 (9) Incorporated by reference to the Form S-8 filed on December 10, 1997.
(10) Incorporated by reference to the Form 8-A/A filed on March 31, 1998.
(11) Incorporated by reference to the Form 8-A/A filed on March 22, 1999.
(12) Incorporated by reference to the Form 10-K filed on August 30, 1999.
(13) Incorporated by reference to the Form 10-Q filed on January 14, 2000.

(b) Reports on Form 8-K

None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

San Jose, California
June 16, 2000

                               ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 2000 and 1999
                       (in thousands, except share data)

                                                               May 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------- ----------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................ $ 7,429,206 $1,785,715
  Short-term cash investments..........................     332,792    777,049
  Trade receivables, net of allowance for doubtful
   accounts of $272,203 in 2000 and $217,096 in 1999...   2,533,964  2,238,204
  Other receivables....................................     256,203    240,792
  Prepaid and refundable income taxes..................     212,829    299,670
  Prepaid expenses and other current assets............     118,340    105,844
                                                        ----------- ----------
    Total current assets...............................  10,883,334  5,447,274
LONG-TERM CASH INVESTMENTS.............................     110,000    249,547
PROPERTY, net..........................................     934,455    987,482
INTANGIBLE AND OTHER ASSETS............................   1,148,990    575,351
                                                        ----------- ----------
    Total assets....................................... $13,076,779 $7,259,654
                                                        =========== ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and current maturities of long-term
   debt................................................ $     2,691 $    3,638
  Accounts payable.....................................     287,495    283,896
  Income taxes payable.................................   2,821,776    277,700
  Accrued compensation and related benefits............     725,860    693,525
  Customer advances and unearned revenues..............   1,133,482  1,007,149
  Value added tax and sales tax payable................     165,304    128,774
  Other accrued liabilities............................     725,630    651,741
                                                        ----------- ----------
    Total current liabilities..........................   5,862,238  3,046,423
LONG-TERM DEBT.........................................     300,770    304,140
OTHER LONG-TERM LIABILITIES............................     186,178     77,937
DEFERRED INCOME TAXES..................................     266,130    135,887
COMMITMENTS (Note 5)...................................         --         --
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value--authorized,
   1,000,000 shares; outstanding: none.................         --         --
  Common stock, $0.01 par value, and additional paid in
   capital--authorized, 11,000,000,000 shares;
   outstanding: 2,807,572,142 shares in 2000 and
   2,862,267,330 shares in 1999........................   3,112,126  1,475,763
  Retained earnings....................................   3,343,857  2,266,915
  Accumulated other comprehensive income (loss)........       5,480    (47,411)
                                                        ----------- ----------
    Total stockholders' equity.........................   6,461,463  3,695,267
                                                        ----------- ----------
    Total liabilities and stockholders' equity......... $13,076,779 $7,259,654
                                                        =========== ==========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended May 31, 2000, 1999 and 1998
                     (in thousands, except per share data)

                                                   Year Ended May 31,
                                            -----------------------------------
                                               2000         1999        1998
                                            -----------  ----------  ----------
REVENUES
  Licenses and other......................  $ 4,446,795  $3,688,366  $3,193,490
  Services................................    5,683,333   5,138,886   3,950,376
                                            -----------  ----------  ----------
    Total revenues........................   10,130,128   8,827,252   7,143,866
                                            -----------  ----------  ----------
OPERATING EXPENSES
  Sales and marketing.....................    2,616,749   2,622,379   2,371,306
  Cost of services........................    2,942,679   3,064,148   2,273,607
  Research and development................    1,009,882     841,406     719,143
  General and administrative..............      480,658     426,438     368,556
  Acquired in-process research and
   development............................          --          --      167,054
                                            -----------  ----------  ----------
    Total operating expenses..............    7,049,968   6,954,371   5,899,666
                                            -----------  ----------  ----------
OPERATING INCOME..........................    3,080,160   1,872,881   1,244,200
                                            -----------  ----------  ----------

OTHER INCOME (EXPENSE)
  Net investment gains related to
   marketable securities..................    6,936,955      24,457       4,300
  Interest income.........................      141,904     118,486      85,986
  Interest expense........................      (18,894)    (21,424)    (16,658)
  Other...................................      (16,691)    (12,322)      9,991
                                            -----------  ----------  ----------
    Total other income (expense)..........    7,043,274     109,197      83,619
                                            -----------  ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAXES..   10,123,434   1,982,078   1,327,819
  Provision for income taxes..............    3,826,631     692,320     514,124
                                            -----------  ----------  ----------
NET INCOME................................  $ 6,296,803  $1,289,758  $  813,695
                                            ===========  ==========  ==========
EARNINGS PER SHARE
  Basic...................................  $      2.22  $     0.45  $     0.28
  Diluted.................................  $      2.10  $     0.43  $     0.27
SHARES OUTSTANDING
  Basic...................................    2,839,419   2,891,176   2,932,798
  Diluted.................................    2,997,921   2,968,450   2,999,176

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended May 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                            Common Stock and
                                           Additional Paid in
                                                Capital                          Accumulated
                                        -------------------------                   Other
                          Comprehensive   Number of                 Retained    Comprehensive
                             Income        Shares        Amount     Earnings    Income (Loss)    Total
                          ------------- -------------  ----------  -----------  ------------- -----------
BALANCES, May 31, 1997..   $      --    2,933,910,958  $  696,018  $ 1,686,170    $(12,476)   $ 2,369,712
Common stock issued
 under stock option
 plans..................          --       25,107,132      72,432          --          --          72,432
Common stock issued
 under stock purchase
 plan...................          --       16,329,766     131,860          --          --         131,860
Repurchase of common
 stock..................          --      (55,338,318)    (16,280)    (473,543)        --        (489,823)
Equity adjustments
 related to
 acquisitions...........          --              --       47,350          --          --          47,350
Effect of common stock
 dividend...............          --              --        3,266       (3,266)        --             --
Tax benefits from stock
 plans..................          --              --       41,629          --          --          41,629
Foreign currency
 translation
 adjustments............      (29,325)            --          --           --      (29,325)       (29,325)
Unrealized gain/(loss)
 on equity securities...           28             --          --           --           28             28
Net income..............      813,695             --          --       813,695         --         813,695
                           ----------
Comprehensive income....   $  784,398             --          --           --          --             --
                           ==========   -------------  ----------  -----------    --------    -----------
BALANCES, May 31, 1998..          --    2,920,009,538  $  976,275  $ 2,023,056    $(41,773)   $ 2,957,558
Common stock issued
 under stock option
 plans..................          --       33,511,560     159,754          --          --         159,754
Common stock issued
 under stock purchase
 plan...................          --       18,059,270     146,668          --          --         146,668
Repurchase of common
 stock..................          --     (109,313,038)    (45,859)  (1,041,094)        --      (1,086,953)
Effect of common stock
 dividend...............          --              --        4,805       (4,805)        --             --
Equity adjustments
 related to subsidiary
 equity transactions....          --              --      178,120          --          --         178,120
Tax benefits from stock
 plans..................          --              --       56,000          --          --          56,000
Foreign currency
 translation
 adjustments............       (5,614)            --          --           --       (5,614)        (5,614)
Unrealized gain/(loss)
 on equity securities...          (24)            --          --           --          (24)           (24)
Net income..............    1,289,758             --          --     1,289,758         --       1,289,758
                           ----------
Comprehensive income....   $1,284,120             --          --           --          --             --
                           ==========   -------------  ----------  -----------    --------    -----------
BALANCES, May 31, 1999..          --    2,862,267,330  $1,475,763  $ 2,266,915    $(47,411)   $ 3,695,267
Common stock issued
 under stock option
 plans..................          --       50,410,940     298,118          --          --         298,118
Common stock issued
 under stock purchase
 plan...................          --       13,028,606     185,613          --          --         185,613
Exercise of warrants....          --       27,000,000     457,866          --          --         457,866
Repurchase of common
 stock..................          --     (145,370,927)   (101,071)  (5,205,700)        --      (5,306,771)
Effect of common stock
 dividend...............          --              --       14,161      (14,161)        --             --
Equity adjustments
 related to subsidiary
 equity transactions....          --              --      288,676          --          --         288,676
Tax benefits from stock
 plans..................          --              --      493,000          --          --         493,000
Foreign currency
 translation
 adjustments............         (720)            --          --           --         (720)          (720)
Unrealized gain/(loss)
 on equity securities...       53,611             --          --           --       53,611         53,611
Net income..............    6,296,803             --          --     6,296,803         --       6,296,803
                           ==========
Comprehensive income....   $6,349,694             --          --           --          --             --
                           ==========   -------------  ----------  -----------    --------    -----------
BALANCES, May 31, 2000..                2,807,335,949  $3,112,126  $ 3,343,857    $  5,480    $ 6,461,463
                                        =============  ==========  ===========    ========    ===========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended May 31, 2000, 1999 and 1998
                                 (in thousands)

                                                  Year Ended May 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income.............................  $ 6,296,803  $ 1,289,758  $   813,695
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.........      314,315      319,823      286,318
  Amortization of purchase price in
   excess of net tangible assets
   acquired.............................       76,610       55,561       42,245
  Write-off of acquired in-process
   research and development.............          --           --       167,054
  Provision for doubtful accounts.......      135,312       96,989      106,915
  Gain on sale of marketable
   securities...........................   (6,936,955)     (24,457)      (4,300)
  Changes in assets and liabilities, net
   of effects of acquisitions:
   Increase in trade receivables........     (421,513)    (486,431)    (464,994)
   (Increase) decrease in prepaid and
    refundable income taxes.............       87,398      (39,683)      10,370
   Increase in other current assets.....      (27,578)     (62,856)     (52,301)
   Increase in accounts payable.........        2,839       45,098       58,680
   Increase in income taxes payable.....    3,036,143      153,376       12,640
   Increase in customer advances and
    unearned revenues...................      122,145      134,317      292,323
   Increase in accrued compensation and
    related benefits....................       29,758      154,465      159,127
   Increase in value added tax and sales
    tax payable.........................       35,646       10,076        2,534
   Increase in other accrued
    liabilities.........................       81,167      136,703      123,832
   Increase in long-term liabilities....      108,202        3,993       33,055
   Increase (decrease) in deferred
    income taxes........................      (16,728)      20,367       23,086
                                          -----------  -----------  -----------
Net cash provided by operating
 activities.............................    2,923,564    1,807,099    1,610,279
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of cash investments..........     (886,571)  (1,250,501)  (1,196,066)
 Proceeds from maturities of cash
  investments...........................    1,470,375    1,055,938      803,402
 Capital expenditures...................     (263,443)    (346,592)    (328,358)
 Proceeds from sale of marketable
  securities............................    7,047,298       24,969        6,268
 Increase in intangible and other assets
  net of cash acquired in acquisitions..     (474,602)    (286,058)    (203,467)
                                          -----------  -----------  -----------
Net cash provided by (used for)
 investing activities...................    6,893,057     (802,244)    (918,221)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (payments) under notes
  payable and long-term debt............       (4,757)          17        2,685
 Proceeds from common stock issued......      941,597      306,422      204,292
 Proceeds from subsidiaries' stock
  offerings.............................      186,695      295,801          --
 Repurchase of common stock.............   (5,306,771)  (1,086,953)    (489,823)
                                          -----------  -----------  -----------
Net cash used for financing activities..   (4,183,236)    (484,713)    (282,846)
                                          -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH...................................       10,106       (8,108)     (25,693)
                                          -----------  -----------  -----------
 Net increase in cash and cash
  equivalents...........................    5,643,491      512,034      383,519
CASH AND CASH EQUIVALENTS
 Beginning of year......................    1,785,715    1,273,681      890,162
                                          -----------  -----------  -----------
 End of year............................  $ 7,429,206    1,785,715  $ 1,273,681
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Common stock dividend..................  $    14,161  $     4,805  $     3,266
                                          ===========  ===========  ===========

See notes to consolidated financial statements.

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2000

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle develops, manufactures, markets and distributes computer software products with a wide variety of uses, including database management, application development, business intelligence and Internet business applications. The Company also offers consulting, education, support and hosting services in support of its customers' use of its software products.

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

The Company hedges certain portions of its exposure to foreign currency fluctuations through a variety of strategies and financial instruments. The primary hedging instruments are forward foreign exchange contracts. At May 31, 2000, the Company had approximately $349,406,000 of forward foreign exchange contracts outstanding as hedges of intercompany accounts of certain of its international subsidiaries. An additional $65,562,000 of forward contracts were outstanding as hedges of net assets of certain of its international subsidiaries. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Gains and losses associated with currency rate changes on forward foreign exchange contracts used to hedge intercompany accounts are recorded currently in income, as they offset corresponding gains and losses on the foreign currency-denominated assets and liabilities being hedged. Net foreign exchange transaction losses and expenses were $9,413,000, $5,466,000 and $8,752,000 in fiscal 2000, 1999, and 1998, respectively, and are included in other income and expense. Net gains (losses) on equity hedges were ($1,964,000), ($979,000), and $6,668,000 in fiscal 2000, 1999, and 1998, respectively. These net gains (losses) on equity hedges were recorded as a component of stockholders' equity.

As of May 31, 2000, and 1999, the balances related to foreign currency translation adjustments and net gains (losses) on equity hedges contained in accumulated other comprehensive income (loss) in stockholders' equity were net losses of $48,136,000 and $47,416,000, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


As of May 31, 2000, the contract amount and fair value of outstanding foreign forward exchange contracts were as follows:

                                                              Contract   Fair
                                                               Amount   Value
   (in thousands)                                             -------- --------
   Intercompany account hedges............................... $349,406 $348,142
   Equity hedges............................................. $ 65,562 $ 63,134

At May 31, 2000, maturities of the Company's forward foreign exchange and equity hedge contracts were twelve months or less in term.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company is currently evaluating this statement, but does not expect that it will have a material impact on the Company's financial position or results of operations.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the net amount of $975,977,000, $642,007,000 and $430,245,000 during fiscal years ended 2000, 1999 and 1998, respectively. Interest payments approximated interest expense in the amount of $18,894,000, $21,424,000 and $16,658,000 during the fiscal years ended 2000, 1999 and 1998, respectively. The Company purchased equipment under capital leases in the amount of $412,000, $536,000 and $736,000 in fiscal 2000, 1999 and 1998, respectively.

Substantially all of the Company's cash and cash equivalents at May 31, 2000 consisted of highly liquid investments in time deposits of major world banks, commercial paper, money market mutual funds and taxable municipal securities with original maturities or put options of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statements of cash flows. Cash investments at May 31, 2000 primarily consisted of taxable municipal securities, commercial paper and U.S. Government Agency Paper with original maturities or put options of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. All of the Company's long-term investments mature within 30 months.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


At May 31, 2000 and 1999, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                    Amortized  Aggregate  Unrealized Unrealized
                                    Cost Basis Fair Value   Gains      Losses
(in thousands)                      ---------- ---------- ---------- ----------
Fiscal 2000:
  Debt securities issued by states
   of the United States and
   political subdivisions of the
   states.......................... $  178,475 $  176,325   $   --    $(2,150)
  Corporate debt securities........    264,317    263,211       42     (1,148)
                                    ---------- ----------   ------    -------
    Total cash investments......... $  442,792 $  439,536   $   42    $(3,298)
                                    ========== ==========   ======    =======
Fiscal 1999:
  Debt securities issued by states
   of the United States and
   political subdivisions of the
   states.......................... $  201,130 $  199,990   $  167    $(1,307)
  Corporate debt securities........    825,466    820,943    1,232     (5,755)
                                    ---------- ----------   ------    -------
    Total cash investments......... $1,026,596 $1,020,933   $1,399    $(7,062)
                                    ========== ==========   ======    =======

The following represents the maturities of investments in debt securities as of May 31:

                                                               Amortized Cost
                                                                    Basis
                                                             -------------------
                                                               2000      1999
     (in thousands)                                          -------- ----------
     Due in 0-1 year........................................ $332,792 $  777,049
     Due in 1-2 years.......................................  110,000    249,547
                                                             -------- ----------
       Total................................................ $442,792 $1,026,596
                                                             ======== ==========

The Company has classified its marketable equity securities as available-for-sale (included in "Intangible and Other Assets" in the accompanying consolidated balance sheets) and recorded net unrealized holding gains in stockholders' equity of $53,616,000 and $5,000 as of May 31, 2000 and 1999, respectively, which were included in "Accumulated Other Comprehensive Income
(Loss)" in the accompanying consolidated balance sheets.

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

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

In fiscal 2000, 1999 and 1998, the Company purchased approximately $27,000, $590,000 and $13,000, respectively, in computer equipment and maintenance services from nCUBE Corporation, the principal shareholder of which is Lawrence J. Ellison, Chief Executive Officer of the Company, for a variety of internal development and production purposes.

Software Development Costs

The Company capitalizes internally generated software development costs in compliance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." As of May 31, 2000 and 1999, net capitalized software development costs were $94,609,000 and $98,870,000, respectively, and are included in Intangible and Other Assets in the accompanying consolidated balance sheets.

Deferred Revenues

Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services.

Long-Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long-term debt approximated market value at May 31, 2000.

Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2, as amended, was adopted by the Company in the fiscal year beginning June 1, 1998. SOP No. 97-2 provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based on the Company's interpretation of the requirements of SOP No. 97-2, as amended, application of this statement did not have a material impact on the Company's revenues, results of operations or financial position.

The Company generates several types of revenue including the following:

  License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of power units (processing power of the computers in the customer's network) or a maximum number of named users. The Company also enters into other license agreement types, which allow for the use of the Company's products, usually restricted by the number of employees or the license term. Fees from licenses are recognized as revenue upon shipment, provided fees are fixed and determinable and collection is probable. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances where the

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its Oracle Alliance partners (value-added relicensors, value-added distributors, hardware providers, systems integrators and independent software vendors) based on the sublicenses granted by the Oracle Alliance partner. Sublicense fees are typically based on a percentage of the Company's list price and are generally recognized as they are reported by the reseller.

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

Accounting for Stock-Based Compensation

Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock option plans. In April 2000, the FASB issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation:
An Interpretation of APB No. 25". The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operations. See Note 9 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 2000, 1999, and 1998 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

Income Taxes

Deferred income taxes are provided for timing differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue items, the timing of the deductibility of certain reserves and accruals for income tax purposes, and the timing of recognition of subsidiary equity transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


2. PROPERTY

Property consists of:

                                                         Year Ended May 31,
                                                       ------------------------
                                                          2000         1999
     (in thousands)                                    -----------  -----------
     Computer equipment............................... $   991,254  $   967,784
     Buildings and improvements.......................     698,291      633,078
     Furniture and fixtures...........................     316,933      303,377
     Land.............................................     108,096      109,758
     Automobiles......................................      10,456        9,450
                                                       -----------  -----------
       Total..........................................   2,125,030    2,023,447
     Accumulated depreciation and amortization........  (1,190,575)  (1,035,965)
                                                       -----------  -----------
     Property, net.................................... $   934,455  $   987,482
                                                       ===========  ===========

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

In fiscal 1997, the Company became a 74% limited partner in III Centrum Associates Limited Partnership, a real estate limited partnership, which owns one of the buildings leased by the Company at its headquarters site, by making a capital contribution of $2,500,000. Additionally, in fiscal 1997, the Company loaned the partnership $60,400,000 in the form of a promissory note secured by a deed of trust which was used to pay off a mortgage on a building owned by the partnership. Pursuant to the Company's right under the partnership agreement, the Company left the partnership on May 30, 2000, and obtained title to the building without making further capital contributions. The $62,900,000 in payments have been classified as building and improvements.

Equipment under capital leases included in property at May 31, 2000 and 1999 was $39,948,000 and $27,615,000, respectively. Accumulated amortization of leased equipment at such dates was $26,860,000 and $27,213,000, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


As of May 31, 2000, future minimum annual lease payments under capital leases together with their present value were:

     Year Ended May 31,
     ------------------                                           (in thousands)
     2001........................................................    $  407
     2002........................................................       476
     2003........................................................       295
     2004........................................................       105
                                                                     ------
       Total minimum lease payments..............................     1,283
     Amount representing interest................................      (213)
                                                                     ------
       Present value of minimum lease payments...................    $1,070
                                                                     ======

3. NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

At May 31, 2000 and 1999, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $2,371,000 and $3,092,000, respectively. The Company also had current maturities of long-term debt of $320,000 and $546,000 at May 31, 2000 and 1999, respectively.

4. LONG-TERM DEBT

Long-term debt consists of:

                                                              Year Ended May
                                                                    31,
                                                             ------------------
                                                               2000      1999
     (in thousands)                                          --------  --------
     Senior notes........................................... $300,000  $300,000
     Capital lease obligations (See Note 2).................    1,070       686
     Other..................................................       20     4,000
                                                             --------  --------
       Total................................................  301,090   304,686
     Current maturities.....................................     (320)     (546)
                                                             --------  --------
     Long-term debt......................................... $300,770  $304,140
                                                             ========  ========

During fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

5. COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150,000,000 of property and improvements to be leased to the Company. In May 1998, this facility was increased by $32,000,000 to a total of $182,000,000. Rent is payable quarterly in arrears over a term of seven years. The Company's obligations under the lease facility currently are collateralized by a forward contract to sell 18,000,000 shares of the Company's Common Stock at $8.84 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. The buyer may complete the sale on February 13, 2001 (or for a fifteen day period thereafter) or in certain other circumstances as defined by the forward contract. The Company may, at its option, anytime during the lease term substitute other collateral such as U.S. treasury securities. The Company may, at its option, purchase the leased

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of May 31, 2000, approximately $167,648,000 of the master lease facility had been utilized. As of May 31, 2000, the general terms of the $182,000,000 master lease facility call for a residual guarantee of the leased property equal to 85% of its original cost. As the net present value of the minimum lease payments, including this 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases have been classified as operating leases.

As of May 31, 2000, future minimum annual lease payments of the master lease facility on completed properties are as follows:

     Year Ended May 31,
     ------------------                                           (in thousands)
     2001........................................................    $10,729
     2002........................................................     10,729
     2003 .......................................................      5,365
                                                                     -------
       Total.....................................................    $26,823
                                                                     =======

Additional facilities and certain furniture and equipment are leased under operating leases. As of May 31, 2000, future minimum annual lease payments (excluding the master lease facility discussed above and the lease payments related to capitalized facilities discussed in Note 2) are as follows:

     Year Ended May 31,
     ------------------                                           (in thousands)
     2001........................................................    $114,335
     2002........................................................      94,517
     2003 .......................................................      80,696
     2004 .......................................................      60,850
     2005 .......................................................      43,936
     Thereafter..................................................      76,603
                                                                     --------
       Total.....................................................    $470,937
                                                                     ========

Rent expense was $259,884,000, $240,434,000 and $206,108,000, for fiscal years
2000, 1999 and 1998, net of sublease income of approximately $1,855,000, $3,963,000 and $3,169,000, respectively. Certain of the Company's lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

6. ACQUISITIONS

On August 29, 1997, the Company acquired the shares of Treasury Services Corporation ("TSC") for approximately $110,000,000 in cash and the conversion of outstanding TSC options to options to purchase the Company's stock. As a result of this conversion, the Company recorded a credit to stockholders' equity of approximately $8,967,000 related to the value of the stock options. The Company received an appraisal of certain intangible assets which indicated that $91,500,000 of the acquired intangible assets consisted of in-process research and development ("R&D"). In the opinion of management and the appraiser, the acquired in-process R&D had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $91,500,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $45,000,000, were included in "Intangible and Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a five year period.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


On August 11, 1997, the Company completed the merger of its subsidiary, Liberate Technologies ("Liberate"), and Navio Communications, Inc. ("Navio"), a development stage company, in a stock for stock exchange valued at approximately $77,000,000. After the date of the merger, the Company owned approximately 60% of the entity, with the remaining 40% owned by the minority interest shareholders. As of the acquisition date, the Company's interest in the increased net assets of the combined entity was recorded as a credit to stockholders' equity in the amount of $46,076,000, with the balance recorded as minority interest. Subsequent to the acquisition, the Company acquired stock directly from certain of the minority shareholders which, net of stock option exercise proceeds and the amount previously recorded as minority interest, was recorded as a debit to stockholders' equity in the amount of $7,693,000. The net balance of $38,383,000 is included in the accompanying consolidated statement of stockholders' equity. As a result of the merger and the above transactions, the Company's interest in Liberate was increased to 66%. The Company received an appraisal of certain intangible assets which indicated that $75,554,000 of the acquired intangible assets consisted of in-process R&D. In the opinion of management and the appraiser, the acquired in-process R&D had not yet reached technological feasibility and had no alternative future uses. Accordingly, the Company recorded a special charge of $75,554,000 in the first quarter of fiscal 1998. The remaining intangible assets acquired, with an assigned value of approximately $2,100,000, were included in "Intangible and Other Assets" in the accompanying consolidated balance sheets, and are being amortized over a three year period.

No pro forma financial statements for the periods prior to the acquisitions have been provided due to the amounts being immaterial.

7. SUBSIDIARY STOCK TRANSACTIONS

Oracle Japan

In November 1997, Oracle Corporation Japan ("Oracle Japan"), a majority-owned subsidiary, issued and sold 944,200 shares of its common stock at approximately $26 per share to a third party. As part of the stock purchase agreement, the third party was given an option to put these shares back to the Company in the event that an initial public offering did not take place before December 1999. The put price was equal to the purchase price plus interest, as defined in the stock purchase agreement. As a result of the original put option, the Company recorded the proceeds from the sale as an increase to minority interest, which is included in "Other Long-term Liabilities" in the accompanying consolidated balance sheets. In conjunction with the initial public offering of Oracle Japan, discussed in the following paragraph, the put option expired and the Company recorded a credit to stockholders' equity in the amount of $18,129,000, net of deferred taxes of $10,000,000, reflecting the increase in its share of the net assets of Oracle Japan related to this and other equity transactions entered into with minority shareholders in Oracle Japan.

In February 1999, Oracle Japan issued and sold 4,570,000 shares of common stock at approximately $57 per share in an initial public offering in Japan. In connection with this offering, Oracle Japan received cash proceeds of $248,811,000, net of issuance costs of $13,833,000. The Company's ownership interest in Oracle Japan was reduced from 90.78% to 84.94% following the issuance and sale of the aforementioned shares. The Company recorded a credit to stockholders' equity of $133,100,000, net of deferred taxes of $73,700,000, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, subsequent to the initial public offering, the Company sold 250,000 of its existing shares of Oracle Japan's common stock at approximately $99 per share. In connection with this sale, the Company received cash proceeds of $24,969,000. The Company's ownership interest in Oracle Japan was reduced from 84.94% to 84.59% following the sale of the aforementioned shares. The Company recorded a gain from this sale of $24,457,000 which is included in net investment gains related to marketable securities in the accompanying consolidated statements of operations.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


In April 2000, Oracle Japan issued and sold 250,000 shares of its common stock at approximately $772 per share in a public offering. As a result of the issuance of new shares and the sale of existing shares, the Company's ownership interest in Oracle Japan was reduced from 84.59% to 74.16%. The Company has recorded a credit to stockholders' equity in the amount of $88,741,000, net of deferred taxes of $48,837,000, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering. Separately, the Company sold 8,700,000 shares in Oracle Japan, resulting in a gain on sale of marketable securities in the amount of $6,466,378,000 and related taxes of $2,515,421,000.

Liberate Technologies

In April 1999, Liberate, a then majority-owned subsidiary of the Company, issued and sold 5,208,326 shares of its preferred stock at approximately $9.60 per share to third parties. Liberate received cash proceeds of $46,990,000, net of issuance costs of $3,010,000. The Company's ownership interest in Liberate was reduced from 70.11% to 59.20% following the offering. In conjunction with this sale, the Company recorded a credit to stockholders' equity in the amount of $26,891,000, net of deferred taxes of $17,611,000, reflecting the increase in its share of the net assets of Liberate related to the stock offering.

In July 1999, Liberate issued and sold 6,701,050 shares of common stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $98,042,000, net of issuance costs of $9,175,000. The Company's ownership interest in Liberate was reduced from 59.20% to 48.24% following the offering. As a result of the offering, the Company recorded a credit to stockholders' equity in the amount of $31,522,000, net of deferred taxes of $19,733,000, reflecting the increase in its share of the net assets of Liberate related to the stock offering. In addition, effective July 1, 1999, the Company began to account for its ownership interest in Liberate Technologies using the equity method of accounting.

In February 2000, Liberate issued and sold 2,890,000 shares of common stock at approximately $108 per share in a public offering. As a result of the offering, the Company recorded a credit to stockholders' equity in the amount of $73,579,000, net of deferred taxes of $46,061,000, reflecting the increase in its share of the net assets of Liberate related to the stock offering. Separately, the Company sold 4,274,703 shares in Liberate Technologies, resulting in a gain on sale of marketable securities in the amount of $431,846,000 and related taxes of $166,261,000.

During fiscal 2000, Liberate and another of the Company's subsidiaries entered into a number of other equity transactions that resulted in an increase in the Company's share in their net assets. As a result of these transactions, the Company recorded an additional credit to stockholders' equity, net of deferred taxes, in the amount of $94,834,000.

8. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of Common shares outstanding plus the dilutive effect of outstanding stock warrants, stock options and the employee stock purchase plan using the "treasury stock" method.

On January 18, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to stockholders of record as of December 30, 1999. All per share data and numbers of Common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


The following table sets forth the computation of basic and diluted earnings per share:

                                                     Year Ended May 31,
                                               -------------------------------
                                                  2000       1999      1998
(in thousands, except per share data)          ---------- ---------- ---------
Net income.................................... $6,296,803 $1,289,758 $ 813,695
                                               ========== ========== =========
Weighted average shares outstanding...........  2,839,419  2,891,176 2,932,798
Dilutive effect of stock warrants, employee
 stock options and stock purchase plan........    158,502     77,274    66,378
                                               ---------- ---------- ---------
Diluted shares outstanding....................  2,997,921  2,968,450 2,999,176
                                               ========== ========== =========
Basic earnings per share...................... $     2.22 $     0.45 $    0.28
Diluted earnings per share.................... $     2.10 $     0.43 $    0.27

The net investment gains related to marketable securities in fiscal 2000, 1999 and 1998 in the amounts of $6,936,955,000, $24,457,000 and $4,300,000 relate primarily to sale of existing shares in Oracle Japan and Liberate. Excluding the effects of these transactions on the fiscal years, the diluted earnings per share would have been $0.69, $0.43 and $0.27, respectively.

9. STOCKHOLDERS' EQUITY

Stock Option Plans

The Company's 1985 Stock Option Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options were generally granted at not less than fair market value, became exercisable as established by the Board of Directors (generally ratably over four to five years), and generally expire ten years from the date of grant. As of May 31, 2000, options to purchase 789,566 shares were outstanding and vested. As of May 31, 2000, there were no options for shares of Common Stock available for future grant under this plan.

In fiscal 1991, the Company adopted both the 1990 Directors Stock Option Plan and the 1990 Executive Officers Stock Option Plan which provide for the issuance of non-qualified stock options to directors and non-qualified or incentive stock options to executive officers of the Company, respectively. Under the terms of these plans, options to purchase up to 43,335,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 2000, options to purchase 174,386 shares of Common Stock were outstanding and vested. Options for 10,391,788 shares were available for future grant under these plans at May 31, 2000.

In fiscal 1992, the Company adopted the 1991 Long-term Equity Incentive Plan which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers, directors who are also employees or consultants, and advisors of the Company. Under the terms of this plan, options to purchase 101,250,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. An additional 81,000,000 shares of Common Stock were reserved for issuance under the plan in each of fiscal 1994 and fiscal 1996. In fiscal 2000, 1999 and 1997, an additional 140,000,000, 150,000,000 and 153,000,000 shares of Common Stock were reserved for issuance under the plan, respectively. As of May 31, 2000, options to purchase 292,754,196 shares of Common Stock

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

were outstanding, of which 94,641,594 shares were vested. Options for 261,757,035 shares were available for future grant under the plan at May 31, 2000. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan") which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 10,125,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. Each individual who becomes an outside director shall automatically be granted options to purchase 150,000 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year, each outside director will be granted options to purchase 54,000 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, in lieu of the grant of an option to purchase 54,000 shares of Common Stock, each outside director who has served as the Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase
120,000 shares of Common Stock on May 31 of each year, provided that the outside director has served as a Chairman of any such committee for at least one year. In addition, an outside director who is the Chairman of the Compensation Committee of the Company's Board of Directors and who has served on the Compensation Committee for at least one year, will be granted options to purchase 75,000 shares of Common Stock on May 31 of each year beginning May 31, 1998. As of May 31, 2000, options to purchase 2,488,369 shares of Common Stock were outstanding, of which 1,235,119 were vested. Options for 5,586,682 shares were available for future grant under this plan at May 31, 2000.

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

The following table summarizes stock option plan activity:

                                                     Shares
                                                      Under     Weighted Average
                                                     Option      Exercise Price
                                                   -----------  ----------------
     Balance, May 31, 1997........................ 196,334,042       $ 5.00
       Granted....................................  93,548,602         9.91
       Exercised.................................. (25,107,132)        2.89
       Canceled................................... (57,387,648)       11.11
                                                   -----------
     Balance, May 31, 1998........................ 207,387,864       $ 5.78
       Granted....................................  84,006,716         8.94
       Exercised.................................. (33,511,560)        4.68
       Canceled................................... (17,692,010)        7.66
                                                   -----------
     Balance, May 31, 1999........................ 240,191,010       $ 6.90
       Granted.................................... 128,659,609        30.74
       Exercised.................................. (50,410,940)        5.97
       Canceled................................... (22,233,162)       11.21
                                                   -----------
     Balance, May 31, 2000........................ 296,206,517       $17.09
                                                   ===========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


As of May 31, 2000, the Company had reserved 573,942,022 shares of Common Stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 2000 was $0.23 to $84.00. The range of exercise prices for options is due to the fluctuating price of the Company's stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 2000:

                      Number                                      Number    Weighted Average
       Range of     Outstanding Weighted Average    Weighted    Exercisable  Exercise Price
       Exercise        as of       Remaining        Average        as of     of Exercisable
         Price        5/31/00   Contractual Life Exercise Price   5/31/00       Options
       --------     ----------- ---------------- -------------- ----------- ----------------
     $ 0.23-$ 3.37   28,469,268       2.24           $ 1.39     27,455,241       $ 1.41
     $ 3.40-$ 7.53   34,831,103       5.77           $ 6.26     29,639,341       $ 6.07
     $ 7.54-$ 8.15   54,037,638       7.25           $ 7.82     16,776,865       $ 7.71
     $ 8.17-$ 8.35   21,154,599       8.11           $ 8.23      3,790,583       $ 8.23
     $ 8.36-$12.09   31,453,534       7.11           $ 9.52     18,134,745       $ 9.31
     $12.44-$13.75   84,373,259       8.96           $13.73        461,513       $12.87
     $14.58-$29.09    9,806,501       9.13           $21.22        582,377       $15.94
     $31.03-$78.44    2,845,650       9.66           $54.31              0       $ 0.00
     $81.63-$81.63   29,121,365       9.78           $81.63              0       $ 0.00
     $81.94-$84.00      113,600       9.80           $82.93              0       $ 0.00
                    -----------                                 ----------
     $ 0.23-$84.00  296,206,517       7.46           $17.09     96,840,665       $ 5.82
                    ===========                                 ==========

Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan") and reserved 162,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 5,062,500 shares of Common Stock. The 1987 Purchase Plan was terminated on September 30, 1992 and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "Employee Stock Purchase Plan") and reserved 40,500,000 shares of Common Stock for issuance thereunder. An additional 90,000,000, 31,500,000 and 40,500,000 shares of Common Stock were reserved for issuance under the plan in fiscal 1999, fiscal 1997, and fiscal 1994 respectively. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 2000, 115,003,638 shares had been issued and 87,496,362 shares were reserved for future issuances under this plan.

During fiscal 2000, 1999, and 1998, the Company issued 13,028,606, 18,059,270, and 16,329,766 shares, respectively, under the Employee Stock Purchase Plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee's purchase rights, the cost would have been estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 2000, 1999, and 1998: (i) dividend yield of zero percent for all periods, (ii) expected life of one-half year for all periods, (iii) expected volatility of 67%, 48%, and 39%, and (iv) risk-free interest rates within a range of 5.28%-6.72%. The weighted-average fair value of each purchase right granted in fiscal 2000, 1999, and 1998 was $6.20, $3.20 and $3.11 per share, respectively.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and amended on March 22, 1999. Pursuant to the Shareholder

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board of Directors also authorized the issuance of Rights for each share of Common Stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. As a result of a stock split effected by the Company, each share of Common Stock now has associated with it one-third of a right.

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

Stock Repurchases

The Company's Board of Directors has approved the repurchase of up to 548,000,000 shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company purchased 145,370,927 shares of the Company's Common Stock for approximately $5,306,771,000 in fiscal 2000, 109,313,038 shares of the Company's Common Stock for approximately $1,086,953,000 in fiscal 1999, 55,338,318 shares of the Company's Common Stock for approximately $489,823,000 in fiscal 1998 and 157,160,292 shares of the Company's Common Stock for approximately $841,942,000 prior to fiscal 1998.

Stock Warrants

During fiscal 1997, the Company sold 27,000,000 warrants, each of which entitled the holder to purchase one share of Common Stock at prices between $17.11 and $17.24. These warrants were exercised in May 2000 for total proceeds of approximately $457,866,000. Included in the stock repurchase amounts above are shares that were repurchased to offset the dilutive effect of the warants.

During fiscal 1999 and fiscal 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements. As of May 31, 2000, the Company has a maximum potential obligation under the put warrants to buy back 4,000,000 shares of its Common Stock for a price of $9.70 per share for an aggregate price of approximately $38,800,000. The put warrants will expire at various dates through October 2000. As of May 31, 2000, the Company had the right to purchase, under the call options, up to a maximum of 2,000,000 shares of its Common Stock at a price of $13.03 per share for an aggregate price of approximately $26,060,000. The call options will expire at various dates through October

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

2000. During fiscal 2000, the Company exercised call options for 38,136,000 shares at an average price of $10.28, which are included in the stock repurchases discussed above.

Accounting for Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to May 31, 1996 under the fair value method of that statement.

The fair value of options granted for fiscal years ending May 31, 2000, 1999, and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       Year Ended May 31,
                                                 ------------------------------
     Employee Stock Options                         2000      1999      1998
     ----------------------                      ---------- --------- ---------
     Expected life from vest date (in years):
       Employees................................       0.45      0.59      0.45
       Officers and Directors...................  0.52-6.31 0.66-6.17 0.43-6.14
     Risk-free interest rates................... 5.28-6.72%  4.5-5.7%  5.6-6.6%
     Volatility.................................      67.0%     48.0%     39.0%
     Dividend yield.............................        --        --        --

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 2000, 1999, and 1998 was $15.67, $3.46, and $3.11 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       Year Ended May 31,
                                                 ------------------------------
                                                    2000       1999      1998
     (in thousands, except per share data)       ---------- ---------- --------
     Net income:
       As reported.............................. $6,296,803 $1,289,758 $813,695
       Pro forma................................ $5,737,161 $1,095,969 $656,711
     Earnings per share:
       Basic.................................... $     2.22 $     0.45 $   0.28
       Diluted.................................. $     2.10 $     0.43 $   0.27
       Proforma basic........................... $     2.02 $     0.38 $   0.23
       Proforma diluted......................... $     1.91 $     0.37 $   0.22

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 2000, 1999, and 1998 are not likely to be representative of the pro forma effects on net income and earnings per share in future years for the following reasons: 1) the number of future shares to be issued under these plans is not known, 2) the effect of an additional year of vesting on options granted prior to the effective date of SFAS No. 123 is not considered in the assumptions as of May 31, 2000 and 3) the assumptions used to determine the fair value can vary significantly.

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  May 31, 2000

10. INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                 Year Ended May 31,
                                          -----------------------------------
                                             2000         1999        1998
     (in thousands)                       -----------  ----------  ----------
     Domestic............................ $ 9,269,069  $1,301,712  $  799,814
     Foreign.............................     854,365     680,366     528,005
                                          -----------  ----------  ----------
       Total............................. $10,123,434  $1,982,078  $1,327,819
                                          ===========  ==========  ==========

The provision for income taxes consists of the following:

                                                 Year Ended May 31,
                                          -----------------------------------
                                             2000         1999        1998
     (in thousands)                       -----------  ----------  ----------
     Current payable:
       Federal........................... $ 3,002,644  $  306,558  $  230,421
       State.............................     543,936      96,161      54,035
       Foreign...........................     313,245     287,321     179,206
                                          -----------  ----------  ----------
         Total current...................   3,859,825     690,040     463,662
                                          -----------  ----------  ----------
     Deferred payable (prepaid):
       Federal...........................      (5,160)     29,468      45,116
       State.............................     (21,652)    (13,700)     (9,369)
       Foreign...........................      (6,382)    (13,488)     14,715
                                          -----------  ----------  ----------
         Total deferred..................     (33,194)      2,280      50,462
                                          -----------  ----------  ----------
     Total............................... $ 3,826,631  $  692,320  $  514,124
                                          ===========  ==========  ==========

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                                                 Year Ended May 31,
                                          -----------------------------------
                                             2000         1999        1998
     (in thousands)                       -----------  ----------  ----------
     Tax provision at statutory rate..... $ 3,543,202  $  693,727  $  464,737
     State tax expense, net of federal
      benefit............................     339,485      42,589      34,367
     Nondeductible write-off of acquired
      in-process research and
      development........................         --          --       49,274
     Other, net..........................     (56,056)    (43,996)    (34,254)
                                          -----------  ----------  ----------
     Provision for income taxes.......... $ 3,826,631  $  692,320  $  514,124
                                          ===========  ==========  ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                    Year Ended May 31
                                               ------------------------------
                                                 2000       1999       1998
     (in thousands)                            ---------  ---------  --------
     Deferred tax liabilities:
       Capitalized software development
        costs................................. $ (35,179) $ (39,794) $(38,051)
       Unrealized gain on stock...............  (291,211)   (98,547)      --
       Other..................................       --     (23,640)  (10,787)
                                               ---------  ---------  --------
         Total deferred tax liabilities.......  (326,390)  (161,981)  (48,838)
                                               ---------  ---------  --------
     Deferred tax assets:
       Reserves and accruals..................   228,682    182,311   117,705
       Differences in timing of revenue
        recognition...........................   163,961     59,264    77,335
       Depreciation and amortization..........    91,688     70,682    55,550
       Employee compensation and benefits.....    57,661     59,720    35,602
       Other tax assets.......................    66,198     77,996    53,479
                                               ---------  ---------  --------
         Total deferred tax assets............   608,190    449,973   339,671
       Valuation allowance....................   (12,723)   (14,730)   (6,986)
                                               ---------  ---------  --------
         Net.................................. $ 269,077  $ 273,262  $283,847
                                               =========  =========  ========
     Recorded as:
       Prepaid and refundable income taxes.... $ 212,829  $ 299,670  $260,624
       Deferred income taxes..................  (266,130)  (135,887)  (15,856)
       Other assets...........................   322,378    109,479    39,079
                                               ---------  ---------  --------
                                               $ 269,077  $ 273,262  $283,847
                                               =========  =========  ========

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the U.S. As of May 31, 2000, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $850,961,000. At May 31, 2000, the unrecognized deferred tax liability for these earnings is approximately $148,699,000.

Certain foreign subsidiaries of the Company have net operating loss carry-forwards at May 31, 2000, totaling approximately $67,880,000, which may be used to offset future taxable income. These carry-forwards expire at various dates; $3,450,000 in 2002, $8,171,000 in 2003, $9,601,000 in 2004, $1,609,000
in 2005, $26,419,000 in 2006, $724,000 in 2007 and the remaining balance has no expiration.

The Company's federal tax returns have been examined by the Internal Revenue Service for all years through 1995. The IRS has assessed taxes for years 1988 through 1995 that the Company is contesting in Tax Court. The IRS is examining the Company's U.S. income tax returns for 1996 through 1999. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

11. SEGMENT INFORMATION

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000

geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has four major line of business operating segments: license, support, education and consulting. The Company also evaluates certain subsets of business segments by product categories. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which financial performance is assessed and resources allocated.

The license line of business is engaged in the licensing of information management software. Information management software can be classified into two broad categories: systems software and Internet business applications software. Systems software includes database management software and development tools. Internet business applications software includes both Enterprise Resource Planning and Customer Relationship Management applications. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software updates. The education line of business provides both media-based and instructor-led training to customers on how to use the Company's products. The consulting line of business assists customers in the implementation of applications based on the Company's products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments:

                          License   Support(3) Education Consulting    Total
(in thousands)           ---------- ---------- --------- ---------- -----------
2000
----
Revenues from
 unaffiliated customers
 (1).................... $4,383,037 $2,978,772 $529,297  $2,239,022 $10,130,128
Depreciation expense....     39,129     22,456    9,889      35,482     106,956
Distribution expenses...  2,065,498    722,677  300,473   1,684,686   4,773,334
                         ---------- ---------- --------  ---------- -----------
Distribution margin
 (2).................... $2,278,410 $2,233,639 $218,935  $  518,854 $ 5,249,838
                         ========== ========== ========  ========== ===========

1999
----
Revenues from
 unaffiliated customers
 (1).................... $3,648,335 $2,342,318 $497,888  $2,338,712 $ 8,827,253
Depreciation expense....     40,602     20,047   12,820      33,963     107,432
Distribution expenses...  2,132,007    622,662  339,245   1,827,814   4,921,728
                         ---------- ---------- --------  ---------- -----------
Distribution margin
 (2).................... $1,475,726 $1,699,609 $145,823  $  476,935 $ 3,798,093
                         ========== ========== ========  ========== ===========

1998
----
Revenues from
 unaffiliated customers
 (1).................... $3,158,093 $1,791,760 $435,154  $1,758,859 $ 7,143,866
Depreciation expense....     38,136     15,799   12,963      27,199      94,097
Distribution expenses...  1,951,447    452,686  319,309   1,367,778   4,091,220
                         ---------- ---------- --------  ---------- -----------
Distribution margin
 (2).................... $1,168,510 $1,323,275 $102,882  $  363,882 $ 2,958,549
                         ========== ========== ========  ========== ===========

--------
(1) Operating segment revenues differ from the external reporting classification due to certain license products which are classified as services revenues for management reporting purposes.

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  May 31, 2000

(2) The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for marketing, general and administrative, corporate, development and other expenses incurred in support of the line of business.
(3) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.

PROFIT RECONCILIATION

                                                 Year Ended May 31,
                                          -----------------------------------
                                             2000         1999        1998
   (in thousands)                         -----------  ----------  ----------
   Total Distribution Margin............. $ 5,249,838  $3,798,093  $2,958,549
   Corporate & General and
    Administrative.......................    (610,707)   (587,167)   (449,695)
   Product Development...................  (1,092,992)   (902,867)   (753,372)
   Marketing & Alliances.................    (382,652)   (375,398)   (301,428)
   Other Income (Expenses)...............      22,991      24,960    (126,235)
   Gain on Sale of Investments...........   6,936,956      24,457          --
                                          -----------  ----------  ----------
     Income Before Taxes................. $10,123,434  $1,982,078  $1,327,819
                                          ===========  ==========  ==========

LICENSE REVENUES BY PRODUCT:

                                                 Year Ended May 31,
                                          -----------------------------------
                                             2000         1999        1998
   (in thousands)                         -----------  ----------  ----------
   Systems software...................... $ 3,391,825  $2,939,826  $2,526,781
   Internet business applications........     923,204     651,042     562,280
   Other revenues (1)....................      68,008      57,467      69,032
                                          -----------  ----------  ----------
     Total license revenues.............. $ 4,383,037  $3,648,335  $3,158,093
                                          ===========  ==========  ==========

--------
(1) Other revenues include documentation and miscellaneous other revenues.

GEOGRAPHIC INFORMATION:

                                                 Year Ended May 31,
                         ------------------------------------------------------------------
                                  2000                  1999                  1998
                         ---------------------- --------------------- ---------------------
                                     Long Lived            Long Lived            Long Lived
                          Revenues     Assets    Revenues    Assets    Revenues    Assets
(in thousands)           ----------- ---------- ---------- ---------- ---------- ----------
USA..................... $ 5,270,869 $1,256,228 $4,485,924 $1,022,527 $3,546,119 $  901,301
United Kingdom..........     779,672    201,436    847,587    204,456    709,977    160,731
Germany.................     473,118      6,440    452,720      4,462    374,237      6,144
Japan...................     603,687     52,780    436,756     41,871    356,882     38,993
France..................     304,581      8,044    301,855     10,652    227,515     11,610
Canada..................     243,273      8,939    230,690      7,783    194,228      7,585
Other Foreign
 Countries..............   2,454,928    454,969  2,071,720    161,594  1,734,908    143,961
                         ----------- ---------- ---------- ---------- ---------- ----------
  Total................. $10,130,128 $1,988,836 $8,827,252 $1,453,345 $7,143,866 $1,270,325
                         =========== ========== ========== ========== ========== ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2000


12. LEGAL PROCEEDINGS

Shareholder class actions were filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and the former Chief Operating Officer on and after December 18, 1997. The class actions are brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

A related shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998. The derivative suit was brought by Company stockholders, allegedly on behalf of the Company, against certain of the Company's current and former officers and directors. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and financial status while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received and temporary and permanent injunctions requiring the defendants to relinquish their directorships. On January 15, 1999, the Court entered a stipulation and order staying the action until further notice.

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

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance at   Additions                               Balance at
                         Beginning of  Charged to                Translation     End of
     Classification         Period     Operations   Write-offs   Adjustments     Period
     --------------      ------------ ------------ ------------  -----------  ------------
Allowance for Doubtful
 Accounts Year Ended:
  May 31, 1998.......... $127,840,000 $106,915,000 $(34,407,000) $(4,739,000) $195,609,000
                         ============ ============ ============  ===========  ============
  May 31, 1999.......... $195,609,000 $ 96,989,000 $(73,736,000) $(1,766,000) $217,096,000
                         ============ ============ ============  ===========  ============
  May 31, 2000.......... $217,096,000 $135,125,000 $(71,973,000) $(8,045,000) $272,203,000
                         ============ ============ ============  ===========  ============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2000.

                                          Oracle Corporation

                                             /s/ Lawrence J. Ellison
                                          By: _________________________________
                                             Lawrence J. Ellison, Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 Name                                Title                    Date
                 ----                                -----                    ----

/s/ Lawrence J. Ellison                Chief Executive Officer and       August 28, 2000
______________________________________ Chairman of the Board of
Lawrence J. Ellison                    Directors (Principal Executive
                                       Officer)

/s/ Jeffrey O. Henley                  Executive Vice President, Chief   August 28, 2000
______________________________________ Financial Officer and Director
Jeffrey O. Henley                      (Principal Financial Officer)

/s/ Jennifer L. Minton                 Senior Vice President and         August 28, 2000
______________________________________ Corporate Controller (Principal
Jennifer L. Minton                     Accounting Officer)

/s/ Jeffrey Berg                       Director                          August 28, 2000
______________________________________
Jeffrey Berg

/s/ Michael J. Boskin                  Director                          August 28, 2000
______________________________________
Michael J. Boskin

/s/ Jack F. Kemp                       Director                          August 28, 2000
______________________________________
Jack F. Kemp

/s/ Kay Koplovitz                      Director                          August 28, 2000
______________________________________
Kay Koplovitz

/s/ Donald L. Lucas                    Director                          August 28, 2000
______________________________________
Donald L. Lucas

/s/ Richard A. McGinn                  Director                          August 28, 2000
______________________________________
Richard A. McGinn

                                                                      4290-10K00

                               ORACLE CORPORATION

                               INDEX OF EXHIBITS

 Exhibit No.                           Exhibit Titles
 -----------                           --------------
     3.02    The Company's Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990.

     3.04 Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on June
             5, 2000.

    10.09    Amendment to the 1991 Long-Term Equity Incentive Plan dated
             January 7, 2000.

    10.10    Amendment to the 1991 Long-Term Equity Incentive Plan dated June
             2, 2000.

    21.01    Subsidiaries of the Registrant.

    23.01    Consent of Arthur Andersen LLP.

    27.01    Financial Data Schedule.