Form 10-Q
period 2000-08-31
ORACLE CORP /DE/
filed 2000-10-16
CIK 777676

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

                    For quarterly period ended August 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of registrant's common stock outstanding as of September 30, 2000: 5,597,447,674
(adjusted pro forma for the two-for-one stock split effective October 12, 2000).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                               Table of Contents

                                                                          Page
                                                                          ----
 PART I   FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at August 31, 2000 and
          May 31, 2000..................................................    3

          Condensed Consolidated Statements of Operations for the three
          months ended August 31, 2000 and 1999.........................    4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended August 31, 2000 and 1999.........................    5

          Notes to Condensed Consolidated Financial Statements..........    6

          Management's Discussion and Analysis of Financial Condition
 Item 2.  and Results of Operations.....................................    8

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   17

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................   19

 Item 6.  Exhibits and Reports on Form 8-K..............................   20

          Signatures....................................................   21

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                         August 31,   May 31,
                                                            2000       2000
                                                         ---------- -----------
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................. $4,837,097 $ 7,429,206
  Short-term cash investments...........................    225,475     332,792
  Trade receivables, net of allowance for doubtful
   accounts of $262,958 and $272,203 respectively.......  1,696,320   2,533,964
  Other receivables.....................................    162,847     256,203
  Prepaid and refundable income taxes...................    213,780     212,829
  Prepaid expenses and other current assets.............    123,076     118,340
                                                         ---------- -----------
    Total current assets................................  7,258,595  10,883,334
LONG-TERM CASH INVESTMENTS..............................     70,000     110,000
PROPERTY, net...........................................    936,757     934,455
INTANGIBLE AND OTHER ASSETS.............................  1,247,175   1,148,990
                                                         ---------- -----------
    Total assets........................................ $9,512,527 $13,076,779
                                                         ========== ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable and current maturities of long-term
   debt................................................. $    3,660 $     2,691
  Accounts payable......................................    253,243     287,495
  Income taxes payable..................................    517,123   2,821,776
  Accrued compensation and related benefits.............    401,693     725,860
  Customer advances and unearned revenues...............  1,269,585   1,133,482
  Value added tax and sales tax payable.................     83,723     165,304
  Other accrued liabilities.............................    778,082     725,630
                                                         ---------- -----------
    Total current liabilities...........................  3,307,109   5,862,238
LONG-TERM DEBT..........................................    300,731     300,770
OTHER LONG-TERM LIABILITIES.............................    178,128     186,178
DEFERRED INCOME TAXES...................................    355,661     266,130
STOCKHOLDERS' EQUITY....................................  5,370,898   6,461,463
                                                         ---------- -----------
    Total liabilities and stockholders' equity.......... $9,512,527 $13,076,779
                                                         ========== ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

                                                          Three Months Ended
                                                              August 31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------- ----------
REVENUES
  Licenses and other.................................... $  807,238 $  632,181
  Services..............................................  1,454,637  1,352,336
                                                         ---------- ----------
    Total revenues......................................  2,261,875  1,984,517
                                                         ---------- ----------
OPERATING EXPENSES
  Sales and marketing...................................    572,964    538,426
  Cost of services......................................    673,878    756,750
  Research and development..............................    251,027    235,941
  General and administrative............................    105,965    107,537
                                                         ---------- ----------
    Total operating expenses............................  1,603,834  1,638,654
                                                         ---------- ----------
OPERATING INCOME........................................    658,041    345,863
  Net investment gains/(losses) related to marketable
   securities...........................................     15,433     (3,340)
  Other income, net.....................................    102,769     21,687
                                                         ---------- ----------
INCOME BEFORE PROVISION FOR INCOME TAXES................    776,243    364,210
  Provision for income taxes............................    275,566    127,474
                                                         ---------- ----------
NET INCOME.............................................. $  500,677 $  236,736
                                                         ========== ==========
EARNINGS PER SHARE:
  Basic................................................. $     0.09 $     0.04
  Diluted............................................... $     0.08 $     0.04
SHARES OUTSTANDING:
  Basic.................................................  5,604,058  5,721,840
  Diluted...............................................  5,932,870  5,964,804

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                        Three Months  Ended
                                                             August 31,
                                                      ------------------------
                                                          2000         1999
                                                      ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................... $    500,677  $  236,736
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization.....................       73,160      76,813
   Amortization of purchase price in excess of net
    tangible assets acquired.........................       18,997      18,308
   Provision for doubtful accounts...................       58,993      15,789
   Net investment (gains)/losses related to
    marketable securities............................      (15,433)      3,340
   Changes in assets and liabilities:
    Decrease in trade receivables....................      776,348     728,991
    (Increase) decrease in prepaid and refundable
     income taxes....................................       (1,122)      4,747
    Decrease in other current assets.................       88,142     100,253
    Decrease in accounts payable.....................      (34,038)    (30,827)
    Decrease in income taxes payable.................   (2,117,814)   (123,032)
    Increase in customer advances and unearned
     revenues........................................      137,486      70,703
    Decrease in accrued compensation and related
     benefits........................................     (323,513)   (313,563)
    Decrease in value added tax and sales tax
     payable.........................................      (81,350)   (109,442)
    Increase (decrease) in other accrued
     liabilities.....................................       56,440     (11,155)
    Decrease in long-term liabilities................      (10,036)     (6,879)
    Decrease in deferred income taxes................         (744)     (1,326)
                                                      ------------  ----------
  Net cash provided by (used for) operating
   activities........................................     (873,807)    659,456
                                                      ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of cash investments.....................      (27,000)   (579,526)
   Proceeds from maturities of cash investments......      174,317     394,073
   Capital expenditures..............................      (73,397)    (54,892)
   Proceeds from sale of marketable securities.......       36,252          --
   (Increase) decrease in intangible and other
    assets...........................................       37,302     (16,022)
                                                      ------------  ----------
  Net cash provided by (used for) investing
   activities........................................      147,474    (256,367)
                                                      ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under notes payable and
    long-term debt...................................        2,924      (3,632)
   Proceeds from common stock issued.................      130,122      87,190
   Repurchase of common stock........................   (1,995,423)   (579,895)
                                                      ------------  ----------
  Net cash used for financing activities.............   (1,862,377)   (496,337)
                                                      ------------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............       (3,399)     25,712
                                                      ------------  ----------
  Net decrease in cash and cash equivalents..........   (2,592,109)    (67,536)
CASH AND CASH EQUIVALENTS
  Beginning of period................................    7,429,206   1,785,715
                                                      ------------  ----------
  End of period...................................... $  4,837,097  $1,718,179
                                                      ============  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended August 31, 2000. The results for the three month period ended August 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

On October 12, 2000, the Company effected a two-for-one stock split in the form of a common stock dividend to stockholders of record as of September 25, 2000. All per share data and numbers of common shares have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                              August 31,
                                                         ---------------------
                                                            2000       1999
(in thousands, except per share data)                    ---------- ----------
Net income                                               $  500,677 $  236,736
                                                         ========== ==========
Weighted average shares outstanding.....................  5,604,058  5,721,840
Dilutive effect of employee stock options and employee
 stock purchase plan....................................    328,812    242,964
                                                         ---------- ----------
Diluted shares outstanding..............................  5,932,870  5,964,804
                                                         ========== ==========
Basic earnings per share................................ $     0.09 $     0.04
Diluted earnings per share.............................. $     0.08 $     0.04

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

The following table sets forth the calculation of comprehensive income on an interim basis:

                                                               Three Months
                                                             Ended August 31,
                                                             ------------------
                                                               2000      1999
(in thousands)                                               --------  --------
Net income.................................................. $500,677  $236,736
Foreign currency translation gains (losses).................   (2,918)   29,175
Unrealized gains (losses) on equity securities..............   (3,332)      --
                                                             --------  --------
Total comprehensive income.................................. $494,427  $265,911
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

5. SEGMENT INFORMATION

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

The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments:

                            License  Support(3) Education Consulting   Total
(in thousands)              -------- ---------- --------- ---------- ----------
Three Months Ended
August 31, 2000
---------------
Revenues from unaffiliated
 customers(1).............  $794,832  $838,989  $101,263   $526,791  $2,261,875
Distribution Expenses.....   431,836   154,977    71,324    403,145   1,061,282
                            --------  --------  --------   --------  ----------
Distribution Margin(2)....  $362,996  $684,012  $ 29,939   $123,646  $1,200,593
                            ========  ========  ========   ========  ==========

August 31, 1999
---------------
Revenues from unaffiliated
 customers(1).............  $623,868  $667,052  $117,116   $576,481  $1,984,517
Distribution Expenses.....   421,753   176,678    79,966    461,898   1,140,295
                            --------  --------  --------   --------  ----------
Distribution Margin(2)....  $202,115  $490,374  $ 37,150   $114,583  $  844,222
                            ========  ========  ========   ========  ==========

--------
(1) Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes.
(2) The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for marketing, corporate, information technology, general and administrative, product development and other expenses incurred in support of the line of business.
(3) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.

Profit Reconciliation:

                                                         Three Months Ended
                                                             August 31,
                                                         --------------------
                                                            2000       1999
(in thousands)                                           ----------  --------
Total distribution margin for reportable segments....... $1,200,593  $844,222
Marketing and alliances.................................   (106,027)  (93,400)
Corporate, information technology & general and
 administrative.........................................   (148,449) (125,496)
Product development.....................................   (263,166) (261,877)
Other income (net)......................................     77,859     4,101
Net investment gains/(losses) related to marketable
 securities.............................................     15,433    (3,340)
                                                         ----------  --------
  Income before provision for income taxes.............. $  776,243  $364,210
                                                         ==========  ========

6. LITIGATION

Refer to Part II, Item 1 for a description of legal proceedings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2000 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2001.

Results of Operations

Total revenues increased 14% (17% in local currency) in the first quarter of fiscal 2001 as compared to the corresponding period in fiscal 2000. Domestic revenues increased 16% in the first quarter of fiscal 2001, while international revenues increased 12% (18% in local currency) as compared to the corresponding period in fiscal 2000. Revenues from international customers were approximately 50% and 51% of total revenues in the first quarters of fiscal 2001 and 2000, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. International revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

REVENUES:

                                                     Three Months Ended August
                                                                31,
                                                    ----------------------------
                                                       2000    Change    1999
(in thousands)                                      ---------- ------ ----------
Licenses and other................................. $  807,238  28%   $  632,181
Percentage of revenues.............................      35.7%             31.9%
Services...........................................  1,454,637   8%    1,352,336
Percentage of revenues.............................      64.3%             68.1%
  Total revenues................................... $2,261,875  14%   $1,984,517

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include documentation revenues and other miscellaneous revenues, which constituted 4% and 5% of total license and other revenues in the first quarters of fiscal 2001 and 2000, respectively. License revenues, excluding other revenues, grew 28% and 8% in the first quarters of fiscal 2001 and 2000, respectively. Systems software license revenues, which include server and development tools revenues, grew 25% and 7% in the first quarters of fiscal 2001 and 2000, respectively. Business applications revenues grew 42% and 11% in the first quarters of fiscal 2001 and 2000, respectively. The higher license revenue growth rate experienced in the first quarter of fiscal 2001 was primarily due to stronger demand for the Company's server and business applications products. The Company believes that the fiscal 2001 license revenue growth rate will exceed the fiscal 2000 growth rate as a result of increased demand for its business applications products.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 58%, 36% and 6% of total services revenues, respectively, during the first quarter of fiscal 2001. Support revenues grew 26% and 27% in the first quarters of fiscal 2001 and 2000, respectively, reflecting an increase in the overall customer installed base. Consulting revenues declined 9% in the first quarter of fiscal 2001, as compared to a 7% growth rate in the first quarter of fiscal 2000. The decline in the consulting services revenues experienced in the first quarter of fiscal 2001 is primarily a result of the following: i) a slowdown in the business applications market in fiscal 2000, ii) part of the business generated in fiscal 2000 related to Year 2000 upgrades, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers, iv) a focus on higher margin business at the expense of revenue growth, and v) shorter implementation engagements for Oracle's newer generation of products. Education revenues declined 17% in the first quarter of fiscal 2001 as compared to a 4% growth rate in the first quarter of fiscal 2000, due in part to the slowdown in the business applications market in fiscal 2000. Consulting and education revenue growth rates are expected to increase in fiscal 2001 as compared to the prior year corresponding periods due to the increased demand for the Company's business applications products experienced in the latter part of fiscal 2000 and through the first quarter of fiscal 2001.

OPERATING EXPENSES:

                                                          Three Months Ended
                                                              August 31,
                                                       ------------------------
                                                         2000   Change   1999
(in thousands)                                         -------- ------ --------
Sales and marketing................................... $572,964    6%  $538,426
Percentage of revenues................................    25.3%           27.1%
Cost of services...................................... $673,878  (11%) $756,750
Percentage of revenues................................    29.8%           38.1%
Research and development ............................. $251,027    6%  $235,941
Percentage of revenues................................    11.1%           11.9%
General and administrative............................ $105,965   (1%) $107,537
Percentage of revenues................................     4.7%            5.4%

International expenses were favorably affected in the first quarter of fiscal 2001 when compared to the prior year corresponding period due to the strengthening of the U.S. dollar against certain major international currencies. The net impact on operating margins, however, was unfavorable since the negative effect on revenues was greater than the positive effect on the expenses.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. As a percentage of license and other revenues, sales and marketing expenses were 71% and 85% in the first quarters of fiscal 2001 and 2000, respectively. The decrease in sales and marketing expenses as a percentage of license and other revenues was due primarily to increased revenues and productivity improvements which favorably affected headcount and headcount related expenditures. The Company anticipates sales and marketing expenses to increase in fiscal 2001 as compared to the corresponding prior year period due to the need to add additional sales capacity as a result of an increase in demand for the Company's products.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. As a percentage of services revenues, cost of services was 46% and 56% in the first quarters of fiscal 2001 and 2000, respectively. The decrease in the cost of services as a percentage of services revenues was due primarily to efficiencies and controls over headcount and headcount related expenditures in the support and consulting lines of business as the Company continues to focus on margin improvement. The Company plans to increase headcount in the consulting line of business due to the recent increase in demand for consulting services.

Research and Development Expenses. Research and development expenses were 11% and 12% of total revenues in the first quarters of fiscal 2001 and 2000, respectively. Research and development expenses increased 6% and 26% in the first quarters of fiscal 2001 and 2000, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 5% in the first quarters of fiscal 2001 and 2000.

NET INVESTMENT GAINS/(LOSSES) RELATED TO MARKETABLE SECURITIES:

                                                         Three Months Ended
                                                             August 31,
                                                       -----------------------
                                                        2000   Change   1999
(in thousands)                                         ------- ------ --------
Net investment gains/(losses) related to marketable
 securities........................................... $15,433    *   $(3,340)

--------
* Not Meaningful

The gain on sale of marketable securities in the first quarter of fiscal 2001 relates to the sale of marketable securities, offset by the Company's equity share in the results of non-consolidated subsidiaries. In the first quarter of fiscal 2000, the net investment loss represents the Company's equity share in the results of non-consolidated subsidiaries as the Company did not sell any marketable securities.

OTHER INCOME, NET:

                                                          Three Months Ended
                                                              August 31,
                                                        -----------------------
                                                          2000   Change  1999
(in thousands)                                          -------- ------ -------
Other income, net...................................... $102,769  374%  $21,687
Percentage of revenues.................................     4.5%           1.1%

Other income, net includes interest income and expense, foreign currency exchange gains and losses, as well as the minority interest share in the income or loss of consolidated subsidiaries. Other income increased in fiscal 2001, primarily due to increased net interest income related to higher cash and investment balances.

PROVISION FOR INCOME TAXES:

                                                          Three Months Ended
                                                              August 31,
                                                       ------------------------
                                                         2000   Change   1999
(in thousands)                                         -------- ------ --------
Provision for income taxes............................ $275,566  116%  $127,474
Percentage of revenues................................    12.2%            6.4%

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.5% and 35% in the first quarters of fiscal 2001 and 2000, respectively.

NET INCOME AND EARNINGS PER SHARE:

                                                           Three Months Ended
                                                               August 31,
                                                        ------------------------
                                                          2000   Change   1999
(in thousands, except per share data)                   -------- ------ --------
Net income............................................. $500,677  111%  $236,736
Percentage of revenues.................................    22.1%           11.9%
Earnings per share:
  Basic................................................ $   0.09  125%  $   0.04
  Diluted.............................................. $   0.08  100%  $   0.04

LIQUIDITY AND CAPITAL RESOURCES:

                                               Three Months Ended August 31,
                                               ------------------------------
                                                  2000      Change    1999
(in thousands)                                 -----------  ------ ----------
Working capital............................... $ 3,951,486     76% $2,239,259
Cash and cash investments..................... $ 5,132,572     75% $2,930,224
Cash provided by (used for) operating
 activities................................... $  (873,807) (233)% $  659,456
Cash provided by (used for) investing
 activities................................... $   147,474    158% $ (256,367)
Cash used for financing activities............ $(1,862,377)   275% $ (496,337)

Working capital increased in the first quarter of fiscal 2001 over the corresponding period in fiscal 2000, due primarily to higher cash and cash investment balances.

The Company generated negative cash flows from operations in the first quarter of fiscal 2001 as compared to fiscal 2000, due primarily to payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000.

Cash provided by investing activities increased in the first quarter of fiscal 2001 as compared to the corresponding prior year period due primarily to changes in the levels and maturities of cash investments. In each period, the Company made significant investments in capital expenditures and other assets. The Company expects to continue to invest in capital and other assets to support its growth.

Cash used for financing activities increased in the first quarter of fiscal 2001 as compared to the corresponding prior year period due primarily to the repurchase of the Company's Common Stock. The Company's Board of Directors has approved the cumulative repurchase of up to 1,096,000,000 shares of Common Stock on the open market to reduce the dilutive effect of the Company's stock plans. The Company has repurchased a total of 986,172,806 shares for approximately $ 9,720,912,000 as of August 31, 2000. The Company purchased 51,807,656 and 78,052,000 shares of the Company's Common Stock in the first quarter of fiscal 2001 and 2000, respectively. The amounts paid for the repurchased shares were approximately $1,995,423,000 and $579,895,000. The Company has primarily used cash flows from operations and investing activities to repurchase the Company's Common Stock.

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

As of August 31, 2000, the Company had a maximum potential obligation under the put warrants to buy back 8,000,000 shares of its Common Stock for a price of $4.85 per share for an aggregate price of approximately $38,800,000. The put warrants will expire at various dates through October 2000.

As of August 31, 2000, the Company had the right to purchase under the call options up to a maximum of 4,000,000 shares of its Common Stock at a price of $6.52 per share for an aggregate price of approximately $26,080,000. The call options will expire at various dates through October 2000.

During the third quarter of fiscal 1997, the Company issued $150,000,000 in 6.72% Senior Notes due in the year 2004 and $150,000,000 in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At August 31, 2000, the Company also had other outstanding debt of approximately $4,391,000, primarily in the form of other notes payable and capital leases.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, the Company's business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the Customer Relationship Management ("CRM") and Internet procurement areas of its applications business, as well as to its e-Business suite. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

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

New Products. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations or financial position.

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

Uneven Patterns of Quarterly Operating Results and Revenues. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets,
(vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the pricing policies of the Company or its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first quarter of fiscal 2001, particularly in Europe, and will continue to do so throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including on-line auctions, or exchanges, for a number of business procurement needs, Internet/electronic commerce, interactive media, on-line business services and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company. See "New Products."

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at August 31, 2000.

Table of Investment Securities:

                                                        Principal     Average
                                                          Amount   Interest Rate
                                                        ---------- -------------
       Cash and cash equivalents....................... $4,837,097     5.34%
       Short term investment (0-1 years)...............    225,475     5.66%
       Long term investment (1-2 years)................     70,000     5.93%
                                                        ----------
       Total cash and investment securities............ $5,132,572
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at August 31, 2000 was immaterial to the Company's consolidated financial statements. The Company also hedges the net assets of certain of its international subsidiaries.

The net gains on equity hedges are recorded as a component of accumulated foreign currency translation adjustments in stockholders' equity. The Company's outstanding forward contracts and equity hedges as of August 31, 2000 are presented in the tables below.

The tables present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of August 31, 2000.

Table of Forward Contracts:

                                                                    Notional
                                                    Notional    Weighted Average
     Functional Currency                             Amount      Exchange Rate
     -------------------                          ------------- ----------------
     Australian Dollar........................... $  16,693,932        0.57
     Canadian Dollar.............................    48,595,676        1.48
     Danish Krone................................     2,988,852        8.30
     Euro........................................    97,261,560        0.90
     Irish Punt..................................     2,056,220        1.14
     Japanese Yen................................    12,619,243      104.62
     New Zealand Dollar..........................     4,293,400        0.43
     Norwegian Krone.............................    10,819,730        9.03
     Singapore Dollar............................    31,514,085        1.70
     Swedish Krona...............................    12,746,618        9.35
     Swiss Franc.................................     5,356,516        1.71
     Thai Baht...................................    10,726,174       40.56
     UK Pound....................................   130,080,678        1.46
                                                  -------------
                                                  $ 385,752,684
                                                  =============

Table of Equity Hedges:

                                                                    Notional
                                                     Notional   Weighted Average
     Functional Currency                              Amount     Exchange Rate
     -------------------                           ------------ ----------------
     Japanese Yen................................. $ 15,075,850      106.13
     Singapore Dollars............................   16,727,315        1.70
     UK Pound.....................................   22,539,750        1.50
                                                   ------------
                                                   $ 54,342,915
                                                   ============

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

As of August 31, 2000, the Company had a maximum potential obligation under the put warrants to buy back 8,000,000 shares of its Common Stock for a price of $4.85 per share for an aggregate price of approximately $38,800,000. The put warrants will expire at various dates through October 2000.

As of August 31, 2000, the Company had the right to purchase, under the call options, up to a maximum of 4,000,000 shares of its Common Stock at a price of $6.52 per share for an aggregate price of approximately $26,080,000. The call options will expire at various dates through October 2000.

The table below presents the shares, the weighted average strike prices, the contract amount and the estimated fair value of the put warrants and call options as of August 31, 2000:

                                                          2000      Estimated
                                                        Maturity    Fair Value
                                                       ----------- ------------
     Put Warrants:
       Shares.........................................   8,000,000
       Weighted average stock price................... $      4.85
       Contract amount................................ $38,800,000 $        --
     Call Options:
       Shares.........................................   4,000,000
       Weighted average stock price................... $      6.52
       Contract amount................................ $26,080,000 $156,080,000

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder class actions were filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and former Chief Operating Officer on and after December 18, 1997. The class actions were brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

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

The Company filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by the Company in its 1988 through 1991 tax years and assessed additional taxes for those years in excess of $20 million, plus interest. This matter was stayed by the Tax Court pending resolution of a similar petition filed by Microsoft Corporation. On September 15, 2000, the Tax Court issued its decision in the Microsoft action and ruled in favor of the Commissioner of Internal Revenue. If allowed to stand and if followed by the Tax Court in the Company's case, the Microsoft ruling may be dispositive of certain issues in the Company's case and could result in additional tax liability to the Company for the tax years at issue in the case and for subsequent tax years through 1997. The Company is currently evaluating the implications of the Tax Court ruling on the Company.

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

                                          ORACLE CORPORATION

Dated: October 16, 2000                      /s/ Jeffrey O. Henley
                                          By: _________________________________
                                            Jeffrey O. Henley
                                            Executive Vice President and Chief
                                            Financial Officer

Dated: October 16, 2000                      /s/ Jennifer L. Minton
                                          By: _________________________________
                                            Jennifer L. Minton
                                            Senior Vice President and
                                             Corporate Controller