Form 10-Q
period 2000-11-30
ORACLE CORP /DE/
filed 2001-01-16
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares outstanding of the registrant's common stock, par value $0.01, as of December 31, 2000 was 5,585,918,334.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at November 30, 2000 and
          May 31, 2000..................................................     3

          Condensed Consolidated Statements of Operations for the three
          and six months ended November 30, 2000 and 1999...............     4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended November 30, 2000 and 1999.......................     5

          Notes to Condensed Consolidated Financial Statements..........     6

          Management's Discussion and Analysis of Financial Condition
 Item 2.  and Results of Operations.....................................    11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    20

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................    22

 Item 4.  Submission of Matters to a Vote of Security Holders...........    23

 Item 6.  Exhibits and Reports on Form 8-K..............................    23

          Signatures....................................................    24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          November 30,   May 31,
(in thousands, except share data)                             2000        2000
--------------------------------------------------------- ------------ -----------
                                                          (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $4,165,690  $ 7,429,206
  Short-term cash investments............................     190,475      332,792
  Trade receivables, net of allowance for doubtful
   accounts of $304,793 at November 30, 2000 and $272,203
   at May 31, 2000.......................................   1,935,767    2,533,964
  Prepaids and other current assets......................     531,532      587,372
                                                           ----------  -----------
      Total current assets...............................   6,823,464   10,883,334
Long-term cash investments...............................      30,000      110,000
Property, net............................................     941,793      934,455
Long-term prepaid income taxes...........................     289,624      322,379
Intangible and other assets..............................     838,886      826,611
                                                           ----------  -----------
      Total assets.......................................  $8,923,767  $13,076,779
                                                           ==========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term
   debt..................................................  $    2,596  $     2,691
  Accounts payable.......................................     282,738      287,495
  Accrued compensation and related benefits..............     518,648      725,860
  Value added tax and sales tax payable..................     101,096      165,304
  Income taxes payable...................................     526,492    2,821,776
  Other accrued liabilities..............................     682,246      725,630
  Customer advances and unearned revenues................   1,053,809    1,133,482
                                                           ----------  -----------
      Total current liabilities..........................   3,167,625    5,862,238
Long-term debt...........................................     300,802      300,770
Deferred income taxes....................................     337,620      266,130
Other long-term liabilities..............................     191,257      186,178
                                                           ----------  -----------
      Total liabilities..................................   3,997,304    6,615,316
                                                           ----------  -----------
Stockholders' equity:
  Preferred stock, $0.01 par value--1,000,000 shares
   authorized; no shares issued or outstanding at
   November 30, 2000 or May 31, 2000.....................         --           --
  Common stock, $0.01 par value, and additional paid in
   capital--11,000,000,000 shares authorized;
   5,580,988,453 and 5,614,671,898 shares issued and
   outstanding at November 30, 2000 and May 31, 2000,
   respectively..........................................   3,949,335    3,112,126
  Retained earnings......................................   1,062,520    3,343,857
  Accumulated other comprehensive income (loss)..........     (85,392)       5,480
                                                           ----------  -----------
      Total stockholders' equity.........................   4,926,463    6,461,463
                                                           ----------  -----------
      Total liabilities and stockholders' equity.........  $8,923,767  $13,076,779
                                                           ==========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                     Three Months Ended      Six Months Ended
                                        November 30,           November 30,
                                    ---------------------  ---------------------
(in thousands, except per share
data)                                  2000       1999        2000       1999
----------------------------------  ----------  ---------  ---------- ----------
Revenues:
  Licenses and other..............  $1,118,238  $ 902,632  $1,925,476 $1,534,813
  Services........................   1,541,308  1,419,251   2,995,945  2,771,587
                                    ----------  ---------  ---------- ----------
    Total revenues................   2,659,546  2,321,883   4,921,421  4,306,400
                                    ----------  ---------  ---------- ----------
Operating expenses:
  Sales and marketing.............     640,865    631,433   1,213,829  1,169,859
  Cost of services................     694,998    753,170   1,368,876  1,509,920
  Research and development........     266,280    248,160     517,307    484,101
  General and administrative......     111,402    113,055     217,367    220,592
                                    ----------  ---------  ---------- ----------
    Total operating expenses......   1,713,545  1,745,818   3,317,379  3,384,472
                                    ----------  ---------  ---------- ----------
Operating income..................     946,001    576,065   1,604,042    921,928
  Net investment gains (losses)
   related to marketable
   securities.....................     (13,468)    (5,083)      1,965     (8,423)
  Other income, net...............      33,348     20,533     136,117     42,220
                                    ----------  ---------  ---------- ----------
Income before provision for income
 taxes............................     965,881    591,515   1,742,124    955,725
  Provision for income taxes......     343,069    207,031     618,635    334,505
                                    ----------  ---------  ---------- ----------
Net income........................  $  622,812  $ 384,484  $1,123,489 $  621,220
                                    ==========  =========  ========== ==========
Earnings per share:
  Basic...........................  $     0.11  $    0.07  $     0.20 $     0.11
                                    ==========  =========  ========== ==========
  Diluted.........................  $     0.11  $    0.06  $     0.19 $     0.10
                                    ==========  =========  ========== ==========
Weighted average common shares
 outstanding:
  Basic...........................   5,584,428  5,717,780   5,594,243  5,719,812
                                    ==========  =========  ========== ==========
  Diluted.........................   5,874,987  6,012,600   5,903,929  5,988,704
                                    ==========  =========  ========== ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                         Six Months Ended
                                                           November 30,
                                                      ------------------------
(in thousands)                                           2000         1999
----------------------------------------------------- -----------  -----------
Cash Flows From Operating Activities:
  Net income......................................... $ 1,123,489  $   621,220
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization....................     139,239      154,166
    Amortization of purchase price in excess of net
     tangible assets acquired........................      36,804       37,377
    Provision for doubtful accounts..................      94,371       40,217
    Net investment (gains) losses related to
     marketable securities...........................      (1,965)       8,423
    Changes in assets and liabilities:
      Decrease in trade receivables..................     474,535      466,070
      Decrease in prepaid and other current assets...      48,469       76,726
      Decrease (increase) in long-term prepaid income
       taxes.........................................      32,755      (21,298)
      Decrease in accounts payable...................      (2,425)     (42,924)
      Decrease in accrued compensation and related
       benefits......................................    (199,093)    (192,466)
      Decrease in value added tax and sales tax
       payable.......................................     (61,290)     (76,528)
      Decrease in income taxes payable...............  (1,847,776)    (166,924)
      Decrease in other accrued liabilities..........     (28,085)     (32,881)
      Decrease in customer advances and unearned
       revenues......................................     (64,075)    (100,294)
      Decrease in deferred income taxes..............     (16,040)     (11,240)
      Increase (decrease) in other long-term
       liabilities...................................       5,251       (4,427)
                                                      -----------  -----------
  Net cash provided by (used for) operating
   activities........................................    (265,836)     755,217
                                                      -----------  -----------
Cash Flows From Investing Activities:
    Purchases of cash investments....................     (27,000)    (780,326)
    Proceeds from maturities of cash investments.....     249,317      796,836
    Capital expenditures.............................    (153,997)    (124,460)
    Proceeds from sale of marketable securities......      51,731           --
    Decrease (increase) in intangible and other
     assets..........................................       2,360      (30,315)
                                                      -----------  -----------
  Net cash provided by (used for) investing
   activities........................................     122,411     (138,265)
                                                      -----------  -----------
Cash Flows From Financing Activities:
    Payments for repurchase of common stock..........  (3,420,825)  (1,371,792)
    Proceeds from issuance of common stock...........     341,829      248,304
    Net payments under notes payable and long-term
     debt............................................        (164)      (4,235)
                                                      -----------  -----------
  Net cash used for financing activities.............  (3,079,160)  (1,127,723)
  Effect of exchange rate changes on cash............     (40,931)      42,205
                                                      -----------  -----------
  Net decrease in cash and cash equivalents..........  (3,263,516)    (468,566)
  Cash and cash equivalents at beginning of period...   7,429,206    1,785,715
                                                      -----------  -----------
  Cash and cash equivalents at end of period......... $ 4,165,690  $ 1,317,149
                                                      ===========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending May 31, 2001.

On October 12, 2000, the Company effected a two-for-one stock split in the form of a common stock dividend to stockholders of record as of September 25, 2000. The par value of the Company's common stock after the stock split remained $0.01 per share, and retained earnings was reduced by the par value of the additional shares issued. All share and per share information included in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method. Approximately 67.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2000 because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                          November 30,         November 30,
                                       ------------------- --------------------
(in thousands, except per share data)    2000      1999       2000      1999
-------------------------------------  --------- --------- ---------- ---------
Net income...........................  $ 622,812 $ 384,484 $1,123,489 $ 621,220
                                       ========= ========= ========== =========

Weighted average common shares
 outstanding.........................  5,584,428 5,717,780  5,594,243 5,719,812
Dilutive effect of employee stock
 plans...............................    290,559   294,820    309,686   268,892
                                       --------- --------- ---------- ---------
Diluted weighted average common
 shares outstanding..................  5,874,987 6,012,600  5,903,929 5,988,704
                                       ========= ========= ========== =========

Basic earnings per share.............  $    0.11 $    0.07 $     0.20 $    0.11
                                       ========= ========= ========== =========
Diluted earnings per share...........  $    0.11 $    0.06 $     0.19 $    0.10
                                       ========= ========= ========== =========

ORACLE CORPORATION

(unaudited)

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been reflected in stockholders' equity instead of net income.

The following table sets forth the components of comprehensive income for the periods indicated:

                                     Three Months Ended    Six Months Ended
                                        November 30,         November 30,
                                     -------------------- --------------------
(in thousands)                         2000       1999       2000       1999
------------------------------------ ---------  --------- ----------  --------
Net income.......................... $ 622,812  $ 384,484 $1,123,489  $621,220
Net unrealized gains (losses) on
 equity securities..................   (43,356)   104,806    (46,687)  104,806
Foreign currency translation gains
 (losses)...........................   (41,267)    22,364    (44,185)   51,539
                                     ---------  --------- ----------  --------
Total comprehensive income.......... $ 538,189  $ 511,654 $1,032,617  $777,565
                                     =========  ========= ==========  ========

4. STOCK REPURCHASE PROGRAM

The Company's Board of Directors has approved the repurchase of its Common Stock to reduce the dilutive effect of shares issued under its various employee stock plans. During the three months ended November 30, 2000, approximately 43.6 million shares of Common Stock were repurchased for an aggregate price of approximately $1,425.4 million. In the first six months of fiscal 2001, the Company repurchased approximately 95.4 million shares of Common Stock for an aggregate price of approximately $3,420.8 million. As of November 30, 2000, approximately 66.2 million shares remained available for repurchase.

During fiscal 1999 and 1998, the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, entitled the holder to sell to the Company one share of its Common Stock at a specified price. The call options entitled the Company to repurchase Common Stock at a specified price. The eight million put warrants that were outstanding as of August 31, 2000 expired unexercised during the second quarter of fiscal 2001. In addition, the Company exercised call options for four million shares at a price of $6.52 per share, which were included in the stock repurchases discussed above. As of November 30, 2000, the Company had no outstanding call options or put warrants.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the first quarter of fiscal 2001 and there was no material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", providing the staff's views in applying accounting principles generally accepted in the

ORACLE CORPORATION

(unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

United States to certain revenue recognition issues. The Company is required to adopt SAB No. 101, as amended, no later than the fourth quarter of fiscal 2001. The Company does not expect that the adoption of SAB No. 101 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. Derivative instruments used to hedge will be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. The Company is required to adopt SFAS No. 133, as amended, no later than the first quarter of fiscal 2002. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe that the adoption of this Statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

6. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has four major line of business operating segments: license, support, education and consulting. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which allocation of resources and financial performance are assessed.

The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

(unaudited)

6. SEGMENT REPORTING (continued)


The following table presents a summary of operating segments:

                              Three Months Ended         Six Months Ended
                                 November 30,              November 30,
                            ------------------------  ------------------------
(in thousands)                 2000         1999         2000         1999
--------------------------- -----------  -----------  -----------  -----------
License:
  Revenues from
   unaffiliated
   customers(/1/).......... $ 1,106,871  $   890,024  $ 1,901,703  $ 1,513,892
  Distribution expenses....    (492,232)    (502,214)    (924,068)    (923,967)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/2/)............. $   614,639  $   387,810  $   977,635  $   589,925
Support(/3/):
  Revenues from
   unaffiliated
   customers(/1/).......... $   872,475  $   720,603  $ 1,711,464  $ 1,387,655
  Distribution expenses....    (158,070)    (191,358)    (313,047)    (368,036)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/2/)............. $   714,405  $   529,245  $ 1,398,417  $ 1,019,619
Education:
  Revenues from
   unaffiliated
   customers(/1/).......... $   126,502  $   132,605  $   227,765  $   249,721
  Distribution expenses....     (71,362)     (81,399)    (142,686)    (161,365)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/2/)............. $    55,140  $    51,206  $    85,079  $    88,356
Consulting:
  Revenues from
   unaffiliated
   customers(/1/).......... $   553,698  $   578,651  $ 1,080,489  $ 1,155,132
  Distribution expenses....    (427,217)    (436,449)    (830,362)    (898,347)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/2/)............. $   126,481  $   142,202  $   250,127  $   256,785
Totals:
  Revenues from
   unaffiliated
   customers(/1/).......... $ 2,659,546  $ 2,321,883  $ 4,921,421  $ 4,306,400
  Distribution expenses....  (1,148,881)  (1,211,420)  (2,210,163)  (2,351,715)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/2/)............. $ 1,510,665  $ 1,110,463  $ 2,711,258  $ 1,954,685
                            ===========  ===========  ===========  ===========

--------
(/1/) Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes.
(/2/) The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for product development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.
(/3/) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector", would typically be classified as license revenue.

ORACLE CORPORATION

(unaudited)

6. SEGMENT REPORTING (continued)


Profit Reconciliation

                                Three Months Ended       Six Months Ended
                                   November 30,            November 30,
                               ----------------------  ----------------------
(in thousands)                    2000        1999        2000        1999
------------------------------ ----------  ----------  ----------  ----------
Total distribution margin for
 reportable segments.......... $1,510,665  $1,110,463  $2,711,258  $1,954,685
Product development and
 information technology
 expenses.....................   (354,982)   (335,949)   (686,441)   (651,045)
Marketing and partner program
 expenses.....................   (116,830)    (91,876)   (222,857)   (185,276)
Corporate and general and
 administrative expenses......    (74,200)    (87,728)   (154,356)   (160,005)
Net investment gains (losses)
 related to marketable
 securities...................    (13,468)     (5,083)      1,965      (8,423)
Other income, net.............     14,696       1,688      92,555       5,789
                               ----------  ----------  ----------  ----------
  Income before provision for
   income taxes............... $  965,881  $  591,515  $1,742,124  $  955,725
                               ==========  ==========  ==========  ==========

7. LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-K for the fiscal year ended May 31, 2000 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2001.

Results of Operations

Overview

Total revenues increased 15% and 14% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. The increases were attributable to higher license and support revenues, partially offset by lower consulting and education services revenues. Sales and marketing and cost of services expenses continue to represent significant portions of operating expenses. Sales and marketing as a percentage of total revenues decreased to 24% and 25% for the three and six month periods ended November 30, 2000, respectively, from 27% and 28% of total revenues for the corresponding prior year periods, respectively. Cost of services as a percentage of total revenues decreased to 26% and 28% for the three and six month periods ended November 30, 2000, respectively, from 32% and 35% of total revenues for the corresponding prior year periods, respectively. The decline in sales and marketing and cost of services expenses as a percentage of total revenues was primarily the result of increased license revenues and productivity improvements that favorably affected headcount and headcount related expenditures. Research and development expenses as a percentage of total revenues remained fairly constant at 10% for the three and six month periods ended November 30, 2000, compared to 11% for the respective corresponding prior year periods. General and administrative expenses as a percentage of total revenues remained fairly constant at 4% for the three and six month periods ended November 30, 2000, compared to 5% for the respective corresponding prior year periods. Overall, operating income as a percentage of total revenues increased to 36% and 33% for the three and six month periods ended November 30, 2000, respectively, compared to 25% and 21% for the respective corresponding prior year periods. The Company anticipates that its operating margins for the remainder of fiscal 2001 will remain comparable to the margins experienced during the second quarter of fiscal 2001.

Domestic revenues increased 21% and 18% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. International revenues increased 8% and 10% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. International revenues were unfavorably affected during the first half of fiscal 2001 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues grew 21% and 20% for the three and six month periods ended November 30, 2000, respectively. Excluding the effect of currency rate fluctuations, total revenues grew 21% and 19% for the three and six month periods ended November 30, 2000, respectively, as compared to the reported growth rates of 15% and 14%, respectively. International revenues represented 49% of total revenues for both the three and six month periods ended November 30, 2000, as compared to 52% and 51% of total revenues for the corresponding prior year periods, respectively. The Company expects that its international operations will continue to provide a significant portion of total revenues, and thus, its revenues may be adversely affected if the U.S. dollar continues to strengthen relative to international currencies.

Revenues

                              Three Months Ended             Six Months Ended
                                 November 30,                  November 30,
                         ----------------------------- -----------------------------
                                               Percent                       Percent
(in thousands)              2000       1999    Change     2000       1999    Change
------------------------ ---------- ---------- ------- ---------- ---------- -------
Licenses and other...... $1,118,238 $  902,632    24%  $1,925,476 $1,534,813    25%
Services................  1,541,308  1,419,251     9%   2,995,945  2,771,587     8%
                         ---------- ----------         ---------- ----------
  Total revenues........ $2,659,546 $2,321,883    15%  $4,921,421 $4,306,400    14%
                         ========== ==========         ========== ==========
Percent of Revenues:
Licenses and other......        42%        39%                39%        36%
Services................        58%        61%                61%        64%

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. Licenses and other revenues also include documentation and other miscellaneous revenues. Documentation revenues and other miscellaneous revenues constituted 2% and 3% of total licenses and other revenues for the three and six month periods ended November 30, 2000, respectively, as compared to 3% and 4% of total licenses and other revenues for the corresponding prior year periods, respectively. License revenues, excluding documentation and other miscellaneous revenues, increased 25% and 26% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. Systems software license revenues, which include server and development tools revenues, increased 15% and 19% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. Business applications revenues increased 66% and 57% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. The increase in license revenues in the second quarter and first half of fiscal 2001 was due to increased demand for the Company's systems and business application products.

As a percentage of revenues, licenses and other revenues represented 42% and 39% of total revenues for the three and six month periods ended November 30, 2000, respectively, as compared to 39% and 36% of total revenues for the corresponding prior year periods, respectively. The increase in licenses and other revenues as a percentage of total revenues during the interim periods of fiscal 2001 was primarily caused by a slowdown in the consulting and education services revenue growth rates.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 57%, 36% and 7% of total services revenues, respectively, for the three and six month periods ended November 30, 2000. Support revenues increased 21% and 23% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively, reflecting an increase in the overall customer installed base. The support revenue growth rate will continue to be affected by the overall license revenue growth rates. Consulting revenues decreased 4% and 7% for the three and six month periods ended November 30, 2000 from the corresponding prior year periods, respectively. The decline in the consulting services revenue growth rates was primarily a result of the following: i) a slowdown in the business applications market during the first part of fiscal 2000, ii) part of the business generated in fiscal 2000 related to Year 2000 upgrades,
iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers, iv) a focus on higher margin business at the expense of revenue growth, and v) shorter implementation engagements for the Company's newer generation of products. Education revenues decreased 7% and 12% for the three and six month periods ended November 30, 2000 from the corresponding prior year periods, respectively. The decrease in education revenues in the second quarter and first half of fiscal 2001 was due in part to lower business applications growth experienced during the first part of fiscal 2000. The Company believes that the consulting and education revenue growth rates will gradually improve over the remainder of fiscal 2001 due to increased demand for the Company's business application products experienced in the last several quarters.

Operating Expenses

                              Three Months Ended             Six Months Ended
                                 November 30,                  November 30,
                         ----------------------------- -----------------------------
                                               Percent                       Percent
(in thousands)              2000       1999    Change     2000       1999    Change
------------------------ ---------- ---------- ------- ---------- ---------- -------
Sales and marketing..... $  640,865 $  631,433     1%  $1,213,829 $1,169,859     4%
Cost of services........    694,998    753,170    (8%)  1,368,876  1,509,920    (9%)
Research and
 development............    266,280    248,160     7%     517,307    484,101     7%
General and
 administrative.........    111,402    113,055    (1%)    217,367    220,592    (1%)
                         ---------- ----------         ---------- ----------
  Total operating
   expenses............. $1,713,545 $1,745,818    (2%) $3,317,379 $3,384,472    (2%)
                         ========== ==========         ========== ==========
Percent of Revenues:
Sales and marketing.....        24%        27%                25%        28%
Cost of services........        26%        32%                28%        35%
Research and
 development............        10%        11%                10%        11%
General and
 administrative.........         4%         5%                 4%         5%
                         ---------- ----------         ---------- ----------
Total operating
 expenses...............        64%        75%                67%        79%
                         ========== ==========         ========== ==========

Total Operating Expenses. Total operating expenses decreased 2% for the three and six month periods ended November 30, 2000 from the corresponding prior year periods, respectively. Operating expenses were favorably affected during the first half of fiscal 2001 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses increased 3% and 2% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 1% and 4% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. As a percentage of licenses and other revenues, sales and marketing expenses were 57% and 63% for the three and six month periods ended November 30, 2000, respectively, compared to 70% and 76% for the corresponding prior year periods, respectively. The decrease in sales and marketing expenses as a percentage of licenses and other revenues was due primarily to increased revenues and productivity improvements which favorably affected headcount and headcount related expenditures. The Company anticipates sales and marketing expenses to increase slightly in absolute terms for the remainder of fiscal 2001 as compared to the corresponding prior year periods due to the need to add additional sales capacity as a result of an increased demand for its products.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. Cost of services expenses decreased 8% and 9% for the three and six month periods ended November 30, 2000 from the corresponding prior year periods, respectively. As a percentage of services revenues, cost of services was 45% and 46% for the three and six month periods ended November 30, 2000, respectively, compared to 53% and 54% for the corresponding prior year periods, respectively. The decrease in cost of services as a percentage of services revenues was due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues. The decrease in cost of services in absolute terms was due to a combination of the favorable effect of currency rate fluctuations as well as increased productivity efficiencies and controls over headcount and headcount related expenditures in the support and consulting lines of business. The Company plans to increase headcount in the consulting line of business for the remainder of fiscal 2001 as a result of increased demand for its implementation services.

Research and Development Expenses. Research and development expenses increased 7% for the three and six month periods ended November 30, 2000 over the corresponding prior year periods, respectively. As a percentage of total revenues, research and development expenses remained relatively constant at 10% for both the second quarter and first half of fiscal 2001, as compared to 11% for each of the corresponding prior year periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expect these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased 1% for the three and six month periods ended November 30, 2000 from each of the corresponding prior year periods. As a percentage of revenues, general and administrative expenses remained relatively constant at 4% for both the second quarter and first half of fiscal 2001, as compared to 5% for each of the corresponding prior year periods.

Net Investment Gains (Losses) Related To Marketable Securities

Net investment losses related to marketable securities for the three month period ended November 30, 2000 was due to the Company's equity share in the results of non-consolidated subsidiaries, partially offset by gains realized from sales of marketable securities. Net investment gains related to marketable securities for the six month period ended November 30, 2000 was due to gains realized from sales of marketable securities, partially offset by the Company's equity share in the results of non-consolidated subsidiaries.

Net investment losses related to marketable securities for the three and six month periods ended November 30, 1999 were entirely due to the Company's equity share in the results of non-consolidated subsidiaries as the Company did not sell any marketable securities during these interim periods.

Other Income, Net

Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and the minority interest share in the net profits of Oracle Japan. Other income, net for the three and six month periods ended November 30, 2000 increased 62% and 222% over the corresponding prior year periods, respectively. The increases were primarily due to higher interest income as a result of higher average cash investment balances, partially offset by an increase in the minority interest share in the net profits of Oracle Japan. The higher average cash investment balances were primarily related to the sale of shares in Oracle Japan in April 2000, partially offset by share repurchases during the first six months of fiscal 2001.

Provision for Income Taxes

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.5% for the three and six month periods ended November 30, 2000, as compared to 35% for each of the corresponding prior year periods.

Liquidity and Capital Resources

                                                    Six Months Ended
                                                      November 30,
                                             ---------------------------------
                                                                       Percent
(in thousands)                                  2000         1999      Change
-------------------------------------------- -----------  -----------  -------
Working capital............................. $ 3,655,839  $ 1,929,134     90%
Cash and cash investments................... $ 4,386,165  $ 2,327,231     88%
Cash provided by (used for) operating
 activities................................. $  (265,836) $   755,217   (135%)
Cash provided by (used for) investing
 activities................................. $   122,411  $  (138,265)   189%
Cash used for financing activities.......... $(3,079,160) $(1,127,723)   173%

Working capital as of November 30, 2000 was 90% higher than at the end of the corresponding prior year period, primarily attributable to higher cash and cash investment balances. The increase in cash and cash investments was primarily due to proceeds from the sale of stock in Oracle Japan and Liberate Technologies during the last six months of fiscal 2000, partially offset by stock repurchases since November 30, 1999.

The negative cash flows from operations incurred during the first six months of fiscal 2001 primarily reflect the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000, partially offset by improved profitability and a decrease in trade receivables. The positive cash flows generated from operations during the first six months of fiscal 2000 primarily were attributable to improved profitability and a decrease in trade receivables.

The positive cash flows generated from investing activities during the first six months of fiscal 2001 primarily reflect increased maturities of cash investments, partially offset by investments in capital expenditures. The negative cash flows from investing activities incurred during the first six months of fiscal 2000 were due primarily to higher levels of cash investment purchases and investments in capital expenditures, partially offset by increased maturities of cash investments. The Company expects to continue to invest in capital and other assets to support its growth.

The Company incurred negative cash flows from financing activities for the six month periods ended November 30, 2000 and 1999, primarily reflecting Common Stock repurchases. The Company's Board of Directors has approved the cumulative repurchase of up to 1,096.0 million shares of its Common Stock on the open market to reduce the dilutive effect of its stock plans. Pursuant to this repurchase program, the Company repurchased 95.4 million shares for approximately $3,420.8 million during the first six months of fiscal 2001 and
154.8 million shares for approximately $1,371.8 million during the first six months of fiscal 2000. As of November 30, 2000, the Company has repurchased, since inception, a total of approximately 1,029.8 million shares for an aggregate amount of approximately $11,146.3 million. The Company has primarily used cash flows from operations and investing activities to fund its repurchases.

During the third quarter of fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations that rank on parity with all of its other unsecured and unsubordinated indebtedness that may be outstanding. As of November 30, 2000, the Company also had other outstanding debt of approximately $3.4 million, primarily in the form of other notes payable and capital leases.

The Company believes that its current cash and cash equivalents, short-term cash investments and cash generated from operations will be sufficient to meet its working capital, capital expenditure, and investment needs through at least the next 12 months.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond its control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues or lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the Customer Relationship Management ("CRM") and Internet procurement areas of its applications business, as well as to the other products in its e-Business suite. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superceded SOP 91-1. SOP 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP 98-4 and SOP 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements", which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

New Products. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

Significant undetected errors or delays in new products or new versions of a product, especially in the area of CRM, may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has changed its pricing model within the past year and any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing the Company's license revenues. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense due to low overall unemployment rates, the expansion in information technology spending, and the ability of private companies to offer equity incentives that provide the potential of greater compensation in connection with an initial public offering. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

Competitive Environment. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, application development tools, business applications and business intelligence products. Certain of these vendors have significantly greater financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of its competitors of a product could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to continue to face intense competition in the various markets in which it competes.

International Sales. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that the Company will be able to successfully address each of these challenges. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first six months of fiscal 2001, particularly in Europe, and will continue to do so throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

Foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements between the Company and its subsidiaries and selling distributors. These gains and losses are charged against earnings in the period incurred. The Company has reduced its transaction and translation gains and losses associated with converting foreign currencies into U.S. dollars by using foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses.

Uneven Patterns of Quarterly Operating Results and Revenues. The Company's revenues in general, and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products,
(ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, (vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the Company's pricing policies or those of its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

The Company's license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of its expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels.

Management of Growth. The Company has a history of rapid growth. However, the Company has at times experienced slowing growth rates in a number of areas, including consulting and education services. The Company's future operating results will depend on its ability to manage growth, continuously hire and retain significant numbers of qualified employees, accurately forecast revenues and control expenses. The Company's future operating results may also be adversely impacted by external factors, such as a slowing in demand for hardware used in conjunction with its software. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

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

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas to foster long-term growth, including on-line auctions, or exchanges, for a number of business procurement needs, Internet/electronic commerce, on-line business services, wireless initiatives and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The successful introduction of Internet computing to the market will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture, and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company.

Sales Forecasts. The Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in its business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

Future Acquisitions. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that the Company pays much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the Company's financial and strategic position, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, stock purchase rights or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

Relative Product Profitability. Certain of the Company's revenues are derived from products that, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to certain of its other products. To the extent that revenues generated from such products become a greater percentage of the Company's total revenues, the Company's operating margins may be adversely affected, unless the expenses associated with such products decline as a percentage of revenues.

Long-term Investment Cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for fiscal year ending May 31, 2001 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

Sales Force Restructuring. The Company historically has relied heavily on its direct sales force. In many years, the Company has restructured or made other adjustments to its sales force at least once a year. These changes have generally resulted in a temporary lack of focus and reduced productivity by the Company's sales force that may have affected revenues in a quarter. There can be no assurances that the Company will not continue to restructure its sales force or that the related transition issues associated with restructuring the sales force will not recur.

Enforcement of the Company's Intellectual Property Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurances that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Possibility of Infringement Claims. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grow and the functionality of products overlaps. In addition, the Company expects to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements that may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations, financial condition or cash flows could be materially adversely affected.

Possible Volatility of Stock Price. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short term and long term investments are all in fixed rate instruments. The principal amount approximates fair value at November 30, 2000.

Table of Investment Securities:

                                                                     Weighted
                                                        Principal     Average
(in thousands)                                            Amount   Interest Rate
------------------------------------------------------- ---------- -------------
Cash and cash equivalents.............................. $4,165,690     5.29%
Short term investment (0-1 year).......................    190,475     5.71%
Long term investment (1-2 years).......................     30,000     5.67%
                                                        ----------
Total cash and cash investments........................ $4,386,165
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at November 30, 2000 was immaterial to the Company's consolidated financial statements. The Company also hedges the net assets of certain of its international subsidiaries.

The net gains on equity hedges are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company's outstanding forward contracts and equity hedges as of November 30, 2000 are presented in the tables below.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, Ireland, New Zealand and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of November 30, 2000.

Table of Forward Contracts:

                                                                    Notional
                                                       Notional Weighted Average
(in thousands)                                          Amount   Exchange Rate
------------------------------------------------------ -------- ----------------
Functional Currency:
  Australian Dollar................................... $  4,081         0.52
  Canadian Dollar.....................................   41,150         1.53
  Danish Krone........................................    7,836         8.70
  Euro................................................   73,659         0.86
  Japanese Yen........................................    2,625       108.54
  Korean Won..........................................   19,638     1,196.63
  New Zealand Dollar..................................      933         0.41
  Norwegian Krone.....................................    3,540         9.41
  Singapore Dollar....................................   15,114         1.74
  Swedish Krona.......................................   22,561        10.11
  Swiss Franc.........................................    2,506         1.76
  Thai Baht...........................................   10,624        43.30
  UK Pound............................................  124,977         1.42
                                                       --------
    Total............................................. $329,244
                                                       ========

Table of Equity Hedges:

                                                                    Notional
                                                       Notional Weighted Average
(in thousands)                                          Amount   Exchange Rate
------------------------------------------------------ -------- ----------------
Functional Currency:
  Japanese Yen........................................ $15,204       105.24
  UK Pound............................................  16,966         1.41
                                                       -------
    Total............................................. $32,170
                                                       =======

Equity Price Risk. The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under
Section 4(2) of the Securities Act of 1933. The put warrants, if exercised, entitled the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitled the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price.

The eight million put warrants that were outstanding as of August 31, 2000 expired unexercised during the second quarter of fiscal 2001. In addition, the four million call options outstanding as of August 31, 2000 were exercised during the second quarter of fiscal 2001 at a price of $6.52 per share for an aggregate price of approximately $26.1 million. As of November 30, 2000, the Company had no outstanding call options or put warrants.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and former President and Chief Operating Officer on and after December 18, 1997. The class actions were brought on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance, while selling Company stock, in violation of state securities laws. Plaintiffs further allege that the individual defendants sold Company stock while in possession of material non-public information. Discovery is ongoing in these actions. The Company believes that it has meritorious defenses to these actions and is vigorously defending them.

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

The Company filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by the Company in its 1988 through 1991 tax years and assessed additional taxes for those years in excess of $20 million, plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in the Company's case. If allowed to stand and if followed by the Tax Court in the Company's case, the Microsoft ruling may be dispositive of that issue in the Company's case and could result in additional Federal and State taxes up to $130 million, plus interest accruing at applicable Federal and State rates, for the tax years at issue in the case and for the Company's subsequent tax filings. The Company has filed a motion requesting the Tax Court to certify the controlling legal issue in its case for immediate appeal to the Ninth Circuit Court of Appeals, and the Commissioner of Internal Revenue has filed a motion seeking to stay all proceedings in the Company's case pending a final adjudication of the Microsoft action. The Company intends to defend its position vigorously and does not believe that the final outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 16, 2000.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2001 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director's Name                                       Votes For   Votes Withheld
--------------------------------------------------- ------------- --------------
Lawrence J. Ellison................................ 2,464,812,097   18,248,203
Donald L. Lucas.................................... 2,464,559,460   18,500,840
Michael J. Boskin.................................. 2,464,884,562   18,175,738
Jeffrey O. Henley.................................. 2,465,166,843   17,893,457
Jack F. Kemp....................................... 2,464,014,359   19,045,941
Jeffrey Berg....................................... 2,464,671,863   18,388,437
Richard McGinn..................................... 2,464,587,098   18,473,202
Kay Koplovitz...................................... 2,464,664,162   18,396,138

Proposal No. 2: The stockholders approved the adoption of the Company's 2000 Long Term Equity Incentive Plan (with 1,665,940,658 affirmative votes, 808,002,018 negative votes, 9,117,624 votes abstaining, and no broker non-votes).

Proposal No. 3: The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended May 31, 2001 (with 2,473,390,110 affirmative votes, 3,251,346 negative votes, and 6,418,844 votes abstaining).

Proposal No. 4: The proponent of this proposal, "U.S. Business Principles for Human Rights of Workers in China", failed to timely present such proposal at the Annual Meeting and, consequently, no official vote on this matter was taken.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.11 2000 Long-Term Equity Incentive Plan, as approved on October 16, 2000

(b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the three months ended November 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: January 16, 2001                       /s/ Jeffrey O. Henley
                                          By:
                                             ----------------------------------
                                             Jeffrey O. Henley
                                             Executive Vice President and
                                             Chief Financial Officer

Dated: January 16, 2001                       /s/ Jennifer L. Minton
                                          By:
                                             ----------------------------------
                                             Jennifer L. Minton
                                             Senior Vice President and
                                              Corporate Controller