Form 10-Q
period 2001-02-28
ORACLE CORP /DE/
filed 2001-04-12
CIK 777676

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

               For the quarterly period ended February 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of the registrant's common stock outstanding as of March 31, 2001 was 5,613,574,751.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                               ----------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets at February 28, 2001 and
          May 31, 2000...................................................     3
          Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 2001 and February 29,
          2000...........................................................     4
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 28, 2001 and February 29, 2000...........     5
          Notes to Condensed Consolidated Financial Statements...........     6
 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    11
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    20
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    22
 Item 6.  Exhibits and Reports on Form 8-K...............................    23
          Signatures.....................................................    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          February 28,   May 31,
(in thousands, except share data)                             2001        2000
--------------------------------------------------------- ------------ -----------
                                                          (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $4,129,338  $ 7,429,206
  Short-term cash investments............................     855,900      332,792
  Trade receivables, net of allowance for doubtful
   accounts of $317,970 at February 28, 2001 and $272,203
   at May 31, 2000.......................................   1,952,119    2,533,964
  Prepaids and other current assets......................     521,685      587,372
                                                           ----------  -----------
      Total current assets...............................   7,459,042   10,883,334
Long-term cash investments...............................      10,000      110,000
Property, net............................................     946,268      934,455
Long-term prepaid income taxes...........................     261,326      322,379
Intangible and other assets..............................     774,104      826,611
                                                           ----------  -----------
      Total assets.......................................  $9,450,740  $13,076,779
                                                           ==========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term
   debt..................................................  $    2,814  $     2,691
  Accounts payable.......................................     277,705      287,495
  Accrued compensation and related benefits..............     535,339      725,860
  Value added tax and sales tax payable..................     136,662      165,304
  Income taxes payable...................................     540,124    2,821,776
  Other accrued liabilities..............................     772,304      725,630
  Customer advances and unearned revenues................   1,040,712    1,133,482
                                                           ----------  -----------
      Total current liabilities..........................   3,305,660    5,862,238
Long-term debt...........................................     300,931      300,770
Deferred income taxes....................................     325,220      266,130
Other long-term liabilities..............................     194,857      186,178
                                                           ----------  -----------
      Total liabilities..................................   4,126,668    6,615,316
                                                           ----------  -----------
Stockholders' equity:
  Preferred stock, $0.01 par value--1,000,000 shares
   authorized; no shares issued or outstanding at
   February 28, 2001 or May 31, 2000.....................         --           --
  Common stock, $0.01 par value, and additional paid in
   capital--11,000,000,000 shares authorized;
   5,609,970,317 and 5,614,671,898 shares issued and
   outstanding at February 28, 2001 and May 31, 2000,
   respectively..........................................   3,707,501    3,112,126
  Retained earnings......................................   1,729,250    3,343,857
  Accumulated other comprehensive income (loss)..........    (112,679)       5,480
                                                           ----------  -----------
      Total stockholders' equity.........................   5,324,072    6,461,463
                                                           ----------  -----------
      Total liabilities and stockholders' equity.........  $9,450,740  $13,076,779
                                                           ==========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                    Three Months Ended      Nine Months Ended
                                    ---------------------- ----------------------
(in thousands, except per share      Feb. 28,    Feb. 29,   Feb. 28,    Feb. 29,
data)                                  2001        2000       2001        2000
----------------------------------  ----------  ---------- ----------  ----------
Revenues:
  Licenses and other..............  $1,125,083  $1,071,373 $3,050,559  $2,606,186
  Services........................   1,549,284   1,378,045  4,545,229   4,149,632
                                    ----------  ---------- ----------  ----------
    Total revenues................   2,674,367   2,449,418  7,595,788   6,755,818
                                    ----------  ---------- ----------  ----------
Operating expenses:
  Sales and marketing.............     665,605     594,696  1,879,434   1,764,555
  Cost of services................     708,614     707,261  2,077,490   2,217,181
  Research and development........     301,455     255,552    818,762     739,653
  General and administrative......     120,570     122,188    337,937     342,780
                                    ----------  ---------- ----------  ----------
    Total operating expenses......   1,796,244   1,679,697  5,113,623   5,064,169
                                    ----------  ---------- ----------  ----------
Operating income..................     878,123     769,721  2,482,165   1,691,649
  Net investment gains (losses)
   related to equity securities...     (22,437)    423,882    (20,472)    415,459
  Other income, net...............      47,745      15,727    183,862      57,947
                                    ----------  ---------- ----------  ----------
Income before provision for income
 taxes............................     903,431   1,209,330  2,645,555   2,165,055
  Provision for income taxes......     320,718     446,154    939,353     780,659
                                    ----------  ---------- ----------  ----------
Net income........................  $  582,713  $  763,176 $1,706,202  $1,384,396
                                    ==========  ========== ==========  ==========
Earnings per share:
  Basic...........................  $     0.10  $     0.14 $     0.30  $     0.24
                                    ==========  ========== ==========  ==========
  Diluted.........................  $     0.10  $     0.13 $     0.29  $     0.23
                                    ==========  ========== ==========  ==========
Weighted average common shares
 outstanding:
  Basic...........................   5,595,808   5,637,878  5,594,765   5,692,500
                                    ==========  ========== ==========  ==========
  Diluted.........................   5,851,333   5,996,378  5,886,397   5,991,260
                                    ==========  ========== ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                        Nine Months Ended
                                                      ------------------------
                                                       Feb. 28,     Feb. 29,
(in thousands)                                           2001         2000
----------------------------------------------------- -----------  -----------
Cash Flows From Operating Activities:
  Net income......................................... $ 1,706,202  $ 1,384,396
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................     206,399      236,389
    Amortization of purchase price in excess of net
     tangible assets acquired........................      53,091       56,646
    Provision for doubtful accounts..................     115,482       79,733
    Net investment (gains) losses related to equity
     securities......................................      20,472     (415,459)
    Changes in assets and liabilities:
      Decrease in trade receivables..................     432,926      324,318
      Decrease in prepaid and other current assets...      56,295       52,206
      Decrease in long-term prepaid income taxes.....      59,679       59,838
      Decrease in accounts payable...................      (7,160)     (60,698)
      Decrease in accrued compensation and related
       benefits......................................    (180,899)    (197,093)
      Decrease in value added tax and sales tax
       payable.......................................     (24,734)     (44,155)
      (Decrease) increase in income taxes payable....  (1,669,877)     231,211
      Increase in other accrued liabilities..........      26,566       57,990
      (Decrease) increase in customer advances and
       unearned revenues.............................     (74,484)       4,628
      Increase (decrease) in deferred income taxes...      14,042      (10,042)
      Increase (decrease) in other long-term
       liabilities...................................       8,891       (5,403)
                                                      -----------  -----------
  Net cash provided by operating activities..........     742,891    1,754,505
                                                      -----------  -----------
Cash Flows From Investing Activities:
    Purchases of cash investments....................    (782,900)    (876,571)
    Proceeds from maturities of cash investments.....     359,792    1,283,267
    Capital expenditures.............................    (216,689)    (219,513)
    Proceeds from sale of marketable securities......     126,988      441,363
    Increase in intangible and other assets..........    (100,772)    (197,464)
                                                      -----------  -----------
  Net cash provided by (used for) investing
   activities........................................    (613,581)     431,082
                                                      -----------  -----------
Cash Flows From Financing Activities:
    Payments for repurchase of common stock..........  (3,771,737)  (2,044,526)
    Proceeds from issuance of common stock...........     409,824      324,466
    Net payments under notes payable and long-term
     debt............................................          (4)      (1,160)
                                                      -----------  -----------
  Net cash used for financing activities.............  (3,361,917)  (1,721,220)
  Effect of exchange rate changes on cash............     (67,261)      17,623
                                                      -----------  -----------
  Net (decrease) increase in cash and cash
   equivalents.......................................  (3,299,868)     481,990
  Cash and cash equivalents at beginning of period...   7,429,206    1,785,715
                                                      -----------  -----------
  Cash and cash equivalents at end of period......... $ 4,129,338  $ 2,267,705
                                                      ===========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method. Approximately 66.8 and 65.9 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended February 28, 2001, respectively, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                   Three Months Ended     Nine Months Ended
                                   --------------------- ---------------------
(in thousands, except per share     Feb. 28,   Feb. 29,   Feb. 28,   Feb. 29,
data)                                 2001       2000       2001       2000
---------------------------------- ---------- ---------- ---------- ----------
Net income........................ $  582,713 $  763,176 $1,706,202 $1,384,396
                                   ========== ========== ========== ==========

Weighted average common shares
 outstanding......................  5,595,808  5,637,878  5,594,765  5,692,500
Dilutive effect of employee stock
 plans............................    255,525    358,500    291,632    298,760
                                   ---------- ---------- ---------- ----------
Diluted weighted average common
 shares outstanding...............  5,851,333  5,996,378  5,886,397  5,991,260
                                   ========== ========== ========== ==========

Basic earnings per share.......... $     0.10 $     0.14 $     0.30 $     0.24
                                   ========== ========== ========== ==========
Diluted earnings per share........ $     0.10 $     0.13 $     0.29 $     0.23
                                   ========== ========== ========== ==========

ORACLE CORPORATION

(unaudited)

3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders' equity instead of net income.

The following table sets forth the calculation of comprehensive income for the periods indicated:

                                  Three Months Ended
                                                         Nine Months Ended
                                  --------------------  ----------------------
                                  Feb. 28,   Feb. 29,    Feb. 28,    Feb. 29,
(in thousands)                      2001       2000        2001        2000
--------------------------------- ---------  ---------  ----------  ----------
Net income....................... $ 582,713  $ 763,176  $1,706,202  $1,384,396
Net unrealized gains (losses) on
 equity securities...............    (2,835)   (32,033)    (49,522)     19,506
Foreign currency translation
 gains (losses)..................   (24,452)   108,405     (68,637)    213,211
                                  ---------  ---------  ----------  ----------
Total comprehensive income....... $ 555,426  $ 839,548  $1,588,043  $1,617,113
                                  =========  =========  ==========  ==========

4. STOCK REPURCHASE PROGRAM

The Company's Board of Directors has approved the repurchase of its Common Stock to reduce the dilutive effect of shares issued under its various employee stock plans. During the three months ended February 28, 2001, approximately 12.6 million shares of Common Stock were repurchased for an aggregate price of approximately $350.9 million. In the first nine months of fiscal 2001, the Company repurchased approximately 108.0 million shares of Common Stock for an aggregate price of approximately $3,771.7 million. As of February 28, 2001, approximately 53.6 million shares remained available for repurchase.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." During the third quarter of fiscal 2001, the Company modified its one and only outstanding forward contract covered by EITF No. 00-19 to be in compliance with its requirements. Under the forward contract, which was entered into in February 1998, the Company agreed to sell to the counterparty 36,000,000 shares of the Company's Common Stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. The modifications, which allow the Company to continue to account for such forward contract as an equity instrument instead of being classified as an asset or liability contract requiring it to be marked to fair value through earnings each period, primarily consist of a provision to permit the Company to settle in unregistered shares and the removal of collateral requirements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44.") FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the first quarter of fiscal 2001 and there was no material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the

ORACLE CORPORATION

(unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

6. OTHER MATTER

In January 2001, the Company created an irrevocable trust (the "Liberate Trust") to hold all the Company's shares (the "Liberate Shares") of Liberate Technologies ("Liberate"). The trustees of the Liberate Trust must vote the Liberate Shares in the same proportion as all the other stockholders of Liberate (determined as of the last business day prior to a Liberate Stockholders' Meeting or the earliest time thereafter that the voting results are provided to the Trustee). The Company controls the timing of the sales of the Liberate Shares, subject to a standstill agreement with Liberate and the trustee of the Liberate Trust, and receives the proceeds of any such sales. The Liberate Trust terminates only after all shares have been sold. The standstill agreement prohibits the Company from acquiring any common stock or voting shares of Liberate and limits the Company's ability to sell the Liberate Shares to (1) sales in compliance with the volume and manner of sale limitations of Rule 144 under the Securities Act, (2) sales pursuant to a firm commitment, underwritten distribution to the public, (3) sales to a person who will own 10% or less of the total voting power of Liberate Technologies after such sale or (4) sales pursuant to a tender or exchange offer to the Liberate stockholders that is not opposed by Liberate's Board of Directors. The standstill agreement terminates two years after the termination of the Liberate Trust or sooner if Liberate is dissolved, liquidated or wound up, substantially all Liberate's assets are sold or another entity acquires Liberate by merger or consolidation. Prior to the placement of such Liberate shares into the trust, the Company accounted for its interest in Liberate using the equity method of accounting. Effective February 1, 2001, the Company began to account for its ownership interest in Liberate as available for sale securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

7. SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has four major line of business operating segments: license, support, education and consulting. While the Chief Executive Officer of the

ORACLE CORPORATION

(unaudited)

7. SEGMENT REPORTING (continued)

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

The following table presents a summary of operating segments:(/1/)

                             Three Months Ended         Nine Months Ended
                            ------------------------  ------------------------
                             Feb. 28,     Feb. 29,     Feb. 28,     Feb. 29,
(in thousands)                 2001         2000         2001         2000
--------------------------- -----------  -----------  -----------  -----------
License:
  Revenues from
   unaffiliated
   customers(/2/).......... $ 1,119,905  $ 1,054,506  $ 3,021,578  $ 2,568,397
  Distribution expenses....    (510,991)    (470,559)  (1,425,907)  (1,390,347)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/3/)............. $   608,914  $   583,947  $ 1,595,671  $ 1,178,050
Support(/4/):
  Revenues from
   unaffiliated
   customers(/2/).......... $   905,774  $   754,413  $ 2,617,238  $ 2,142,069
  Distribution expenses....    (163,781)    (193,579)    (476,829)    (562,121)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/3/)............. $   741,993  $   560,834  $ 2,140,409  $ 1,579,948
Education:
  Revenues from
   unaffiliated
   customers(/2/).......... $   108,316  $   126,249  $   336,112  $   375,970
  Distribution expenses....     (63,718)     (75,802)    (206,406)    (237,630)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/3/)............. $    44,598  $    50,447  $   129,706  $   138,340
Consulting:
  Revenues from
   unaffiliated
   customers(/2/).......... $   540,372  $   514,250  $ 1,620,860  $ 1,669,382
  Distribution expenses....    (432,496)    (407,108)  (1,260,627)  (1,305,416)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/3/)............. $   107,876  $   107,142  $   360,233  $   363,966
Totals:
  Revenues from
   unaffiliated
   customers(/2/).......... $ 2,674,367  $ 2,449,418  $ 7,595,788  $ 6,755,818
  Distribution expenses....  (1,170,986)  (1,147,048)  (3,369,769)  (3,495,514)
                            -----------  -----------  -----------  -----------
  Distribution
   margin(/3/)............. $ 1,503,381  $ 1,302,370  $ 4,226,019  $ 3,260,304
                            ===========  ===========  ===========  ===========

--------
(/1/) For business and management evaluation purposes, the Company from time to time changes the underlying structure for its operating segments. Although not materially different, segment data related to prior periods were restated, as required by SFAS 131, to conform to the current organizational structure.
(/2/) Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes.
(/3/) The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for product development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.
(/4/) Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.

ORACLE CORPORATION

(unaudited)

7. SEGMENT REPORTING (continued)


Profit Reconciliation

                             Three Months Ended        Nine Months Ended
                             ----------------------  ------------------------
                              Feb. 28,    Feb. 29,    Feb. 28,     Feb. 29,
(in thousands)                  2001        2000        2001         2000
---------------------------- ----------  ----------  -----------  -----------
Total distribution margin
 for reportable segments.... $1,503,381  $1,302,370  $ 4,226,019  $ 3,260,304
Product development and
 information technology
 expenses...................   (390,087)   (346,575)  (1,081,609)  (1,005,992)
Marketing and partner
 program expenses...........   (114,905)    (88,926)    (338,609)    (273,002)
Corporate and general and
 administrative expenses....   (100,600)    (75,112)    (260,408)    (233,792)
Net investment gains
 (losses) related to equity
 securities.................    (22,437)    423,882      (20,472)     415,459
Other income, net(/1/)......     28,079      (6,309)     120,634        2,078
                             ----------  ----------  -----------  -----------
  Income before provision
   for income taxes......... $  903,431  $1,209,330  $ 2,645,555  $ 2,165,055
                             ==========  ==========  ===========  ===========

--------
(/1/) Other income, net differs from those stated on Condensed Consolidated Statements of Operations primarily due to the classification of goodwill amortization for management reporting purposes.

8. LEGAL PROCEEDINGS

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

Results of Operations

Total revenues increased 9% and 12% in the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods. The increases were primarily attributable to higher support and license revenues. Sales and marketing and cost of services expenses continue to represent significant portions of operating expenses. Sales and marketing as a percentage of total revenues was 25% for the third quarter and first nine months of fiscal 2001 and 24% and 26% for the respective corresponding prior year periods. Cost of services as a percentage of total revenues decreased to 26% and 27% for the third quarter and first nine months of fiscal 2001, respectively, compared to 29% and 33% for the corresponding prior year periods, respectively. Research and development expenses as a percentage of total revenues remained fairly constant at 11% for the third quarter and first nine months of fiscal 2001 and 10% and 11% for the corresponding prior year periods. General and administrative expenses as a percentage of total revenues remained fairly constant at 5% and 4% for the third quarter and first nine months of fiscal 2001 and 5% for the corresponding prior year periods. Overall, operating income as a percentage of total revenues increased to 33% for the third quarter and first nine months of fiscal 2001 compared to 31% and 25% for the respective corresponding prior year periods.

Domestic revenues increased 6% and 14% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. The slowdown in domestic revenue growth in the third quarter of fiscal 2001 over fiscal 2000 was primarily due to uncertainty related to economic conditions in the United States of America. International revenues increased 13% and 11% for the third quarter and first nine months of fiscal 2001, respectively, over the corresponding prior year periods. International revenues were unfavorably affected during the first nine months of fiscal 2001 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues grew 21% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods. Excluding the effect of currency rate fluctuations, total revenues grew 13% and 17% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. International revenues represented 49% of total revenues for the third quarter and first nine months of fiscal 2001, as compared to 47% and 50% of total revenues for the corresponding prior year periods, respectively. The Company expects that its international operations will continue to generate a significant portion of total revenues, and thus, its revenues may be adversely affected if the U.S. dollar continues to strengthen relative to international currencies.

Revenues

                              Three Months Ended            Nine Months Ended
                         ----------------------------- -----------------------------
                          Feb. 28,   Feb. 29,  Percent  Feb. 28,   Feb. 29,  Percent
(in thousands)              2001       2000    Change     2001       2000    Change
------------------------ ---------- ---------- ------- ---------- ---------- -------
Licenses and other...... $1,125,083 $1,071,373     5%  $3,050,559 $2,606,186    17%
Services................  1,549,284  1,378,045    12%   4,545,229  4,149,632    10%
                         ---------- ----------         ---------- ----------
  Total revenues........ $2,674,367 $2,449,418     9%  $7,595,788 $6,755,818    12%
                         ========== ==========         ========== ==========
Percent of Revenues:
Licenses and other......        42%        44%                40%        39%
Services................        58%        56%                60%        61%
                         ---------- ----------         ---------- ----------
  Total revenues........       100%       100%               100%       100%
                         ========== ==========         ========== ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers licenses to use the Company's software products. Licenses and other revenues also include documentation and other miscellaneous revenues. Documentation revenues and other miscellaneous revenues constituted 2% and 3% of total licenses and other revenues for the third quarter and first nine months of fiscal 2001, respectively, as compared to 3% of total licenses and other revenues for the corresponding prior year periods. License revenues, excluding documentation and other miscellaneous revenues, increased 6% and 18% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. Systems software license revenues, which include server and development tools revenues, increased 1% and 11% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. Business applications revenues increased 25% and 44% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. The slowdown in license revenues in the third quarter of fiscal 2001 was primarily due to uncertainty related to economic conditions in the United States of America, that negatively impacted demand for the Company's systems and business application products.

As a percentage of revenues, licenses and other revenues represented 42% and 40% of total revenues for the third quarter and first nine months of fiscal 2001, respectively, as compared to 44% and 39% of total revenues for the corresponding prior year periods, respectively. The decrease in licenses and other revenues as a percentage of total revenues during the third quarter of fiscal 2001 was primarily a result of an increase in support revenues, reflecting an increase in the overall customer installed base, as well as the lower license growth resulting from the uncertainty related to economic conditions. The increase in licenses and other revenues as a percentage of total revenues during the first nine months of fiscal 2001 was primarily caused by a slowdown in the consulting and education services revenue growth rates.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 59%, 35% and 6% of total services revenues, respectively, for the third quarter of fiscal 2001 and 58%, 36% and 6% of total services revenues, respectively, for the nine months ended February 28, 2001. Support revenues increased 20% and 22% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively, reflecting an increase in the overall customer installed base. Consulting revenues increased 6% and decreased 2% for the third quarter and first nine months of fiscal 2001 from the corresponding prior year periods, respectively. The decline in the consulting services revenue growth rates during the first nine months of fiscal 2001 was primarily a result of the following: i) a slowdown in the business applications market during the first part of fiscal 2000, ii) part of the business generated in fiscal 2000 related to Year 2000 upgrades, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers, iv) a focus on higher margin business at the expense of revenue growth, and v) shorter implementation engagements for the Company's newer generation of products. Education revenues decreased 12% for the third quarter and first nine months of fiscal 2001 from the corresponding prior year periods. The decrease in education revenues in the third quarter and first nine months of fiscal 2001 was due in part to lower business applications growth experienced during the first part of fiscal 2000.

Operating Expenses

                             Three Months Ended             Nine Months Ended
                         ----------------------------- -----------------------------
                          Feb. 28,   Feb. 29,  Percent  Feb. 28,   Feb. 29,  Percent
(in thousands)              2001       2000    Change     2001       2000    Change
------------------------ ---------- ---------- ------- ---------- ---------- -------
Sales and marketing..... $  665,605 $  594,696    12%  $1,879,434 $1,764,555     7%
Cost of services........    708,614    707,261     0%   2,077,490  2,217,181    (6%)
Research and
 development............    301,455    255,552    18%     818,762    739,653    11%
General and
 administrative.........    120,570    122,188    (1%)    337,937    342,780    (1%)
                         ---------- ----------         ---------- ----------
  Total operating
   expenses............. $1,796,244 $1,679,697     7%  $5,113,623 $5,064,169     1%
                         ========== ==========         ========== ==========
Percent of Revenues:
Sales and marketing.....        25%        24%                25%        26%
Cost of services........        26%        29%                27%        33%
Research and
 development............        11%        10%                11%        11%
General and
 administrative.........         5%         5%                 4%         5%
                         ---------- ----------         ---------- ----------
  Total operating
   expenses.............        67%        69%                67%        75%
                         ========== ==========         ========== ==========

Total Operating Expenses. Total operating expenses increased 7% and 1% for the third quarter and first nine months of fiscal 2001 from the corresponding prior year periods, respectively. Operating expenses were favorably affected during the first nine months of fiscal 2001 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses increased 11% and 5% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. Based on current business conditions, the Company expects to further control operating expenses by reducing its worldwide workforce approximately one to two percent through normal attrition and regular business performance assessments.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses increased 12% and 7% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. As a percentage of licenses and other revenues, sales and marketing expenses were 59% and 62% for the third quarter and first nine months of fiscal 2001, respectively, compared to 56% and 68% for the corresponding prior year periods, respectively. The increase in sales and marketing expenses as a percentage of licenses and other revenues in the third quarter of fiscal 2001 was due primarily to an increase in headcount to meet an anticipated increase in demand for the Company's products, which did not materialize in the quarter due to the economic uncertainty discussed previously. The decrease in sales and marketing expenses as a percentage of licenses and other revenues in the first nine months of fiscal 2001 was due primarily to increased revenues and productivity improvements in the first half of fiscal 2001 which favorably affected headcount and headcount related expenditures.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. Cost of services expenses remained constant for the third quarter of fiscal 2001 over the corresponding prior year period and decreased by 6% in the first nine months of fiscal 2001 from the corresponding prior year period. As a percentage of services revenues, cost of services was 46% for the third quarter and first nine months of fiscal 2001, compared to 51% and 53% for the corresponding prior year periods, respectively. The decrease in cost of services as a percentage of services revenues was due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues. The decrease in cost of services in absolute terms for the nine months of fiscal 2001 over the corresponding prior year period was due to a combination of the favorable effect of currency rate fluctuations as well as increased productivity efficiencies and controls over headcount and headcount related expenditures in the support, consulting, and education lines of business.

Research and Development Expenses. Research and development expenses increased 18% and 11% for the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods, respectively. As a percentage of total revenues, research and development expenses remained relatively constant at 11% for the third quarter and first nine months of fiscal 2001 compared to 10% and 11% for the third quarter and first nine months of fiscal 2000. The Company believes that research and development expenditures are essential to maintaining its competitive position and expect these costs to continue to constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased 1% for the third quarter and first nine months of fiscal 2001 from the corresponding prior year periods. As a percentage of revenues, general and administrative expenses remained relatively constant at 5% and 4% for the third quarter and first nine months of fiscal 2001, as compared to 5% for each of the corresponding prior year periods.

Net Investment Gains (Losses) Related To Equity Securities

Net investment losses related to equity securities for the third quarter and first nine months of fiscal 2001 were due to the Company's equity share in the results of non-consolidated investees and provision for losses related to investments in other companies, partially offset by gains realized from sales of marketable securities. Net investment gains related to equity securities for the third quarter and first nine months of fiscal 2000 primarily relate to the gain on the sale of existing shares in Liberate, partially offset by the Company's equity share in the results of non-consolidated investees. In February 2000, the Company sold 4,274,703 shares in Liberate, resulting in a gain on sale of equity securities in the amount of $431.8 million and a related tax of $166.3 million. In January 2001, the Company created an irrevocable trust to hold all the Company's shares of Liberate. Prior to the placement of Liberate shares into the trust, the Company accounted for its interest in Liberate using the equity method of accounting. Effective February 1, 2001, the Company began to account for its ownership interest in Liberate as available for sale securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

Other Income, Net

Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses, goodwill amortization and the minority interest share in the net profits of Oracle Japan. Other income, net for the third quarter and first nine months of fiscal 2001 increased 204% and 217% over the corresponding prior year periods, respectively. The increases were primarily due to higher interest income as a result of higher average cash investment balances, partially offset by an increase in the minority interest share in the net profits of Oracle Japan. The higher average cash investment balances were primarily related to the sale of shares in Oracle Japan in April 2000, partially offset by share repurchases during the first nine months of fiscal 2001.

Provision for Income Taxes

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.5% for the third quarter and first nine months of fiscal 2001, as compared to 36.9% and 36.1% for each of the corresponding prior year periods. The provision for income taxes for the third quarter of fiscal 2000 includes $166.3 million of taxes on the gain on sale of marketable securities in Liberate. Excluding this transaction, the effective tax rate for the third quarter of fiscal 2000 would have been 36.0%.

Liquidity and Capital Resources:

                                                Nine Months Ended
                                       ----------------------------------------
                                        Feb. 28,     Feb. 29,
(in thousands)                            2001         2000      Percent Change
-------------------------------------  -----------  -----------  --------------
Working capital......................  $ 4,153,382  $ 2,336,036         78%
Cash and cash investments............  $ 4,995,238  $ 2,887,601         73%
Cash provided by operating
 activities..........................  $   742,891  $ 1,754,505        (58%)
Cash provided by (used for) investing
 activities..........................  $  (613,581) $   431,082       (242%)
Cash used for financing activities...  $(3,361,917) $(1,721,220)       (95%)

Working capital as of February 28, 2001 was 78% higher than at the end of the corresponding prior year period, primarily attributable to higher cash and cash investment balances. The increase in cash and cash investments was primarily due to proceeds from the sale of stock in Oracle Japan and Liberate during the last six months of fiscal 2000, partially offset by stock repurchases since February 29, 2000.

The positive cash flows generated from operations during the first nine months of fiscal 2001 and fiscal 2000 were primarily attributable to improved profitability and a decrease in trade receivables. The decline in cash flows generated from operations in the first nine months of fiscal 2001, as compared to the first nine months of fiscal 2000, was primarily due to the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000.

The negative cash flows from investing activities during the first nine months of fiscal 2001 related to cash investment purchases and investments in capital expenditures, partially offset by maturities of cash investments. The positive cash flows generated from investing activities during the first nine months of fiscal 2000 primarily reflect increased maturities of cash investments, partially offset by investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company incurred negative cash flows from financing activities during the first nine months of fiscal 2001 and fiscal 2000, primarily reflecting Common Stock repurchases. The Company's Board of Directors has approved the cumulative repurchase of up to 1,096.0 million shares of its Common Stock on the open market to reduce the dilutive effect of its stock plans. Pursuant to this repurchase program, the Company repurchased 108.0 million shares for approximately $3,771.7 million during the first nine months of fiscal 2001 and
133.6 million shares for approximately $2,044.5 million during the first nine months of fiscal 2000. As of February 28, 2001, the Company has repurchased, since inception, a total of approximately 1,042.4 million shares for an aggregate amount of approximately $11,497.2 million. The Company has primarily used cash flows from operations and investing activities to fund its repurchases.

During the third quarter of fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations that rank on parity with all of its other unsecured and unsubordinated indebtedness that may be outstanding. As of February 28, 2001, the Company also had other outstanding debt of approximately $3.7 million, primarily in the form of other notes payable and capital leases.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to major corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy, particularly in the United States, may result in decreased revenues and has resulted and may continue to result in lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the Customer Relationship Management ("CRM") and Internet procurement areas of its applications business, as well as to the other products in its e-Business suite. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superceded SOP 91-1. SOP 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP 98-4 and SOP 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

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

Sales Forecasts. Management uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

Management of Growth. The Company has a history of rapid growth. However, the Company has at times experienced slowing growth rates in a number of areas. The Company's future operating results will depend on its ability to manage growth, accurately forecast revenues and control expenses. The Company's future operating results may also be adversely impacted by external factors, such as a slowing in demand for hardware used in conjunction with its software. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has made changes to its pricing model and such changes to the Company's prices and pricing policies could lead to a decline or delay in sales as the Company's sales force and its customers continue to adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Changes in the customer's use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing the Company's license revenues. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is intense due to low overall unemployment rates and the expansion in information technology spending. Accordingly, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first three quarters of fiscal 2001, particularly in Europe, and will continue to do so throughout fiscal 2001 if the U.S. dollar strengthens relative to foreign currencies.

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

California has recently experienced ongoing power system shortages which have resulted in "rolling blackouts," and the recent bankruptcy filing by one of the major California public utilities may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

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

Long-term Investment Cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for the fiscal year ending May 31, 2001 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

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

Possible Volatility of Stock Price. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Company's Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

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

The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The principal amount approximates fair value at February 28, 2001.

Table of Investment Securities:

                                                                     Weighted
                                                        Principal     Average
(in thousands)                                            Amount   Interest Rate
------------------------------------------------------- ---------- -------------
Cash and cash equivalents.............................. $4,129,338     4.70%
Short term investment (0-1 year).......................    855,900     5.43%
Long term investment (1-2 years).......................     10,000     5.63%
                                                        ----------
Total cash and cash investments........................ $4,995,238
                                                        ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense). As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense). The

Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at February 28, 2001 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries. The gains or losses on equity hedges are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the Company's outstanding forward contracts and equity hedges as of February 28, 2001. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, New Zealand, and the UK. All of these forward contracts and equity hedges mature in ninety days or less as of February 28, 2001.

Table of Forward Contracts:

                                                                    Notional
                                                       Notional Weighted Average
(in thousands)                                          Amount   Exchange Rate
------------------------------------------------------ -------- ----------------
Functional Currency:
  Australian Dollar................................... $  2,164         0.52
  Canadian Dollar.....................................   37,539         1.53
  Danish Krone........................................   15,461         8.21
  Euro................................................   86,346         0.91
  Japanese Yen........................................    3,983       115.35
  Korean Won..........................................    2,950     1,255.00
  New Zealand Dollar..................................      557         0.43
  Norwegian Krone.....................................   10,452         9.09
  Singapore Dollar....................................   18,927         1.73
  Swedish Krona.......................................    5,429         9.91
  Swiss Franc.........................................   46,562         1.68
  Thai Baht...........................................   11,111        42.75
  UK Pound............................................  119,421         1.44
                                                       --------
    Total............................................. $360,902
                                                       ========

Table of Equity Hedges:

                                                                    Notional
                                                       Notional Weighted Average
(in thousands)                                          Amount   Exchange Rate
------------------------------------------------------ -------- ----------------
Functional Currency:
  Japanese Yen........................................ $14,460       110.65
  UK Pound............................................  17,456         1.45
                                                       -------
    Total............................................. $31,916
                                                       =======

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer on and after March 9, 2001. The class actions are all brought on behalf of purchasers of the stock of the Company during the period December 15, 2000 through March 1, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance and the performance of certain of its applications products, while the individual defendant was selling Company stock, in violation of Federal securities laws. Plaintiffs further allege that the individual defendant sold Company stock while in possession of material non-public information. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

A shareholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo on March 12, 2001. Three similar shareholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County. The derivative suits were brought by Company stockholders, allegedly on behalf of the Company, against all of the Company's directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and the performance of certain of its applications products while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and a declaration that the defendants breached their fiduciary duties. The Company has not yet responded to these complaints.

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

The Company filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by the Company in its 1988 through 1991 tax years and assessed additional taxes for those years in excess of $20 million, plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in the Company's case. If allowed to stand and if followed by the Tax Court in the Company's case, the Microsoft ruling may be dispositive of that issue in the Company's case and could result in additional Federal and State taxes up to $130 million, plus interest accruing at applicable Federal and State rates, for the tax years at issue in the case and for the Company's subsequent tax filings. The Company filed a motion requesting the

Tax Court to certify the controlling legal issue in its case for immediate appeal to the Ninth Circuit Court of Appeals. Thereafter, the Company's case was reassigned to the judge presiding in the Microsoft action and the Tax Court issued an order staying the Company's case until a final adjudication of the same legal issue in the Microsoft action. The Company intends to defend its position vigorously and does not believe that the final outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  None

(b) Reports on Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: April 12, 2001                         /s/ Jeffrey O. Henley
                                          By:
                                             ----------------------------------
                                             Jeffrey O. Henley
                                             Executive Vice President and
                                             Chief Financial Officer

Dated: April 12, 2001                         /s/ Jennifer L. Minton
                                          By:
                                             ----------------------------------
                                             Jennifer L. Minton
                                             Senior Vice President and
                                              Corporate Controller