Form 10-K
period 2001-06-30
ORACLE CORP /DE/
filed 2001-08-10
CIK 777676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C., 20549

                               ----------------

                                   FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2001 was $77,328,221,237. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 31, 2001:
5,598,702,163.

Documents Incorporated by Reference:

Part III--Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on October 15, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ORACLE CORPORATION

                    FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                                                           Page
                                                                           ----
 PART I.
 Item 1.   Business.....................................................     1

 Item 2.   Properties...................................................     8

 Item 3.   Legal Proceedings............................................     8

 Item 4.   Submission of Matters to a Vote of Security Holders..........     8

 PART II.
           Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters......................................................     9

 Item 6.   Selected Financial Data......................................     9

           Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations....................................    10

 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...    20

 Item 8.   Financial Statements and Supplementary Data..................    21

 Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    21

 PART III.
 Item 10.  Directors and Executive Officers of the Registrant...........    22

 Item 11.  Executive Compensation.......................................    22

           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management...................................................    22

 Item 13.  Certain Relationships and Related Transactions...............    22

 PART IV.
           Exhibits, Financial Statement Schedules and Reports on Form
 Item 14.  8-K..........................................................    22

           Signatures...................................................    52

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

                                    PART I

Item 1. Business

General

Oracle Corporation ("Oracle" or the "Company") is the world's leading supplier of software for information management. The Company develops, manufactures, markets and distributes computer software that helps corporations manage and grow their businesses. The Company's software products can be categorized into two broad areas: systems software and business applications software. Systems software is a complete Internet platform for developing and deploying applications on the Internet and on corporate intranets. Systems software products include database management software, application server software and development tools that allow users to create, retrieve and modify the various types of data stored in a computer system. Business applications software, which can be accessed with a standard web browser on any client computer, automates the performance of business processes for customer relationship management, supply chain management, financial management, project management and human resource management. The Company's software runs on a broad range of computers, including mainframes, minicomputers, workstations, personal computers, laptop computers and information appliances (such as hand-held devices and mobile phones) and is supported on more than 85 different operating systems, including UNIX, Windows, Windows NT, OS/390 and Linux. In addition to computer software products, the Company offers its customers a range of consulting, education and support services. The Company also offers its business applications as an online service to customers who choose not to install their own applications. This online service delivers business applications over a network that can be accessed with any standard web browser.

The Company was incorporated in 1986 as a Delaware corporation and is the successor to operations originally begun in June 1977. Unless the context otherwise requires, the "Company" or "Oracle" refers to Oracle Corporation, its predecessor and its subsidiaries. The Company's principal executive offices are located at 500 Oracle Parkway, Redwood City, California. The Company's telephone number is 650-506-7000. The Company maintains a web site at www.oracle.com. The information posted on the Company's web site is not incorporated into this Annual Report.

Product Development Architecture

Oracle Internet Platform

Oracle's product development platform is based on an Internet architecture. The Internet architecture is comprised of data servers, application servers and client computers or devices running a web browser. Internet computing centralizes business information and applications, allowing them to be managed easily and efficiently from a central location. End users are provided with ready access to the most current business data and applications through a standard web browser. Database servers manage all business information, while application servers run all business applications. These servers are managed by professional information technology managers. By contrast, the traditional client/server computing architecture requires that each client computer run and manage its own applications and also be updated every time an application changes. The Company believes that the design of its software for Internet computing not only improves network performance and data quality, but also helps organizations to decrease installation, maintenance and training costs associated with information technology.

Electronic Business

The Company believes that electronic commerce (the exchange of goods and/or services electronically over the Internet) is revolutionizing the way business is conducted today. Electronic commerce provides a relatively low-cost means of automating the supply chain, expanding global markets, increasing efficiencies and improving customer service. The Company believes that, as organizations transform the way their employees work, communicate, share knowledge and deliver value, they will need to develop and deploy Internet-based business and commerce applications in order to remain competitive.

Research & Development

The Company continually enhances its existing products and develops new products to meet changing customer requirements. Research and development expenditures was 10% of total revenues in fiscal years 2001, 2000 and 1999. As a percentage of license revenues, research and development expenditures were 25%, 23% and 23% in fiscal years 2001, 2000 and 1999, respectively.

Major Product Families

Oracle Database

The Oracle relational database management system ("DBMS"), the key component of Oracle's Internet platform, enables storing, manipulating and retrieving relational, object-relational, multi-dimensional and other types of data. In March 1999, the Company introduced Oracle8i, a database specifically designed as the foundation for Internet development and deployment. The Oracle8i database extended Oracle's technology in the areas of data management, transaction processing and data warehousing. Built directly inside the database, Internet features such as Java Server, Internet File System, Internet Directory, Internet Security and Intermedia allow companies to build Internet applications that lower costs, enhance customer and supplier interaction and provide global information access over different computer architectures and across the enterprise.

In June 2001, the Company introduced Oracle9i, which has been designed to run any packaged application with unlimited scalability and reliability across multiple computers clustered together. The Oracle database with Real Application Clusters acts as a single database in a cluster, and does not require the data to be separated on multiple computers. Customers can simply add computers to the cluster, and the database software transparently adapts to utilize the new computing resources, significantly improving application scalability and availability without having to modify their applications. Customers can achieve significant cost savings by scaling up and eliminating duplicate fail over servers, and by using low-cost hardware as the basis of the cluster, instead of expensive mainframe computers.

In addition to Oracle9i Real Application Clusters, the Oracle9i version of the database contains 400 new features, which make it even easier for customers to build, deploy and manage Internet applications at lower costs. The new key features of Oracle9i include improved database availability, functionality, enhanced security capabilities, and a more complete and integrated infrastructure for building business intelligence applications.

Oracle Internet Application Server

In June 2000, the Company introduced Oracle Internet Application Server Version 8i, which is an open software platform for developing, deploying and managing distributed internet software application programs. Oracle

Internet Application Server 8i provides the infrastructure necessary to run Internet computing applications and enables customers to build and deploy portals, transactional applications and business intelligence facilities with a single product.

In October 2000, the Company introduced Oracle9i Application Server ("Oracle 9iAS,") an open software platform based on industry standards, which makes it easier for developers to build internet web sites and applications. Oracle 9iAS supports a range of development languages and tools, including the latest J2EE technologies, enabling developers to quickly develop and deploy either simple intranet web sites or complex internet portals. In addition, Oracle 9iAS includes new caching technology, which dramatically increases application performance and scalability. As a result of high performance and scalability, Oracle 9iAS enables customers to avoid costly hardware or software infrastructure upgrades.

Oracle 9iAS Portal includes portal technology, which allows personalized portal sites to be rapidly developed and deployed, all with single sign on and security. Portal sites are assembled using portlets. Portlets are reusable interface components that provide access to Web-based resources such as applications, business intelligence reports, syndicated content feeds, hosted software services or other resources. With the Oracle9iAS Wireless Option, portal sites can be made available to any wireless device. As a result, customers can increase operational efficiencies by enabling customers, employees or suppliers to access Internet applications using wireless devices.

Internet Developer Suite

The Company's Oracle Internet Developer Suite ("Oracle IDS") is a complete and integrated suite of development tools for rapidly developing internet database applications and Web Services. Built on internet standards such as Java, XML, CORBA and HTML, Oracle IDS contains application development tools and business-intelligence tools.

Oracle IDS includes Oracle Designer, which allows developers to model business processes and to automatically generate enterprise database applications. IDS also contains Oracle Forms Developer, which is a development tool for building database applications that can be deployed unchanged, in both Internet and client/server based environments. For Java programmers, Oracle JDeveloper provides a complete Java development tool suite for building enterprise applications for use on the Internet.

Oracle Business Intelligence Tools are designed for the Internet and provide a comprehensive and integrated suite of products that enable companies to address the full range of user requirements for information publishing, data exploration, advanced analysis and data mining.

Business Applications

Oracle E-Business Suite Release 11i is a fully integrated and internet-enabled set of Customer Relationship Management ("CRM") and Enterprise Resource Planning ("ERP") software applications for the enterprise. Oracle is the only company to offer a fully integrated suite of business applications. The Oracle E-Business Suite, which is also available on a component basis, provides integrated enterprise information that enables companies to manage the entire business cycle on a global basis and to solve end to end business problems. The Oracle E-Business Suite offers business flow applications, enabling companies to automate discrete business flows such as procurement to payment or order to cash. The applications combine business functionality with innovative technologies, such as workflow and self-service applications, and enable customers to lower the cost of their business operations by providing their customers, suppliers and employees with self-service access to both transaction processing and selected business information using the Internet platform. Self-service applications automate a variety of business functions such as customer service and support, procurement, expense reporting and reimbursement. The Oracle E-Business Suite can help companies automate and improve business processes associated with Marketing, Sales, Service, Contracts, Supply Chain Management, Financial Management, Human Resource Management and Project Management.

Available in approximately 30 languages and over six platforms, Oracle's E-Business Suite applications allow companies to operate in multiple currencies and languages, to support local business practices and legal requirements and to handle business-critical operations across borders.

Services

Consulting

In most of Oracle's sales offices around the world, the Company has trained personnel who offer consulting services. Consultants supplement the Company's product offerings by providing services to assist customers in the use of its technology and in the implementation of applications based on the Company's products. Consulting revenues represented approximately 20%, 22% and 27% of total revenues in fiscal 2001, 2000 and 1999, respectively.

Support

The Company offers a wide range of support services that include software updates and on-site, telephone or Internet access to support personnel. Telephone support is provided by local offices, as well as by Oracle's six regional support centers located around the world. Support revenues represented approximately 33%, 29% and 27% of total revenues in fiscal 2001, 2000 and 1999, respectively.

Education

The Company offers customers both media-based and instructor-led training in the use of its products. Education revenues represented approximately 4%, 5% and 5% of total revenues in fiscal 2001, 2000 and 1999, respectively.

Online Services

Oracle offers an online service that delivers the E-Business Suite of applications across a network from a server that is hosted in a professionally managed environment at a remote data center. This service includes application management, database management, system management and hardware management for the Oracle E-Business Suite. With a standard web browser and network connection, companies can access Oracle's Internet business applications at costs significantly lower than a traditional deployment.

Marketing and Sales

Key Market Segments

In addition to the governmental markets, the Company has identified two key commercial market segments where its products are sold: the enterprise business market and the general business market. The enterprise business market segment is defined by the Company as those businesses with total annual revenues of $500 million and above. In the enterprise business market segments, the Company believes that the most important considerations for customers are performance, functionality, availability, product reliability, ease of use, quality of technical support and total cost of ownership, including the initial price and deployment costs, as well as ongoing maintenance costs. The general business market segment is defined by the Company as those businesses with total revenues of less than $500 million. In the general business market segment, the Company believes that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. The Company believes that it competes effectively in each of these markets, although the competition is intense.

Sales Distribution Channels

In the United States, the Company markets its products and services primarily through its own direct sales and service organization. Sales and service groups are based in the Company's headquarters in Redwood City, California and in field offices that, as of May 31, 2001, were located in approximately 90 metropolitan areas within the United States.

Outside the United States, the Company markets its products primarily through the sales and service organizations of approximately 60 subsidiaries. These subsidiaries license and support the Company's products in their local countries as well as within other foreign countries where the Company does not operate through a direct sales subsidiary. The Company also markets its products through independent distributors in international territories not covered by its subsidiaries' direct sales organizations.

As of May 31, 2001, in the United States, the Company employed 12,673 sales, service and marketing employees, while the international sales, service and marketing groups consisted of 17,979 employees.

Revenues from international customers (including end users and resellers) amounted to approximately 49%, 48% and 49% of the Company's total revenues in fiscal 2001, 2000 and 1999, respectively. See Note 10 of Notes to Consolidated Financial Statements for a summary of the Company's operating segments and geographic information.

The Company also markets its products through indirect channels. The companies that form the Company's indirect channel network are members of the Oracle Partner Program ("OPP"). The partners typically combine the Oracle database, application development tools and business applications with computer hardware, software application packages, or services, for subsequent redistribution and/or implementation.

The OPP allows Oracle to pursue new business opportunities through partners as well as with direct customers. There are various types of partners participating in the OPP, including,--but not limited to,--consultants, education providers, Internet service providers, network integrators, resellers, independent software vendors and system integrators/implementors. Partners can also participate in the Oracle Technology Network and the Oracle Applications Network, which are services specifically designed for the Internet developer and business applications suite user communities, respectively. Oracle provides the applications, technology, education and technical support that enable a partner to effectively integrate Oracle products into its own business. The combination of the Oracle9i platform, the Oracle E-Business Suite and the partner's expertise broadens the Company's exposure in new markets, such as Internet-based opportunities.

Competition

The computer software industry is intensely competitive and rapidly evolving. Historically, the Company has competed in various markets including the database, application development tools, business applications and services sectors. The principal software competitors in the enterprise database management system ("DBMS") marketplace are International Business Machines Corporation ("IBM"), Sybase, Inc. and Informix Corporation (which database business was recently acquired by IBM). In the workgroup and personal DBMS marketplace, the Company competes with several desktop software vendors, including Microsoft Corporation. In the data warehousing market, the Company's Online Analytical Processing products compete with those of Business Objects S.A., Cognos Incorporated and Hyperion Solutions Corporation. In the application server market, competitors include IBM and BEA Systems, Inc. In the ERP business applications software market, competitors include J.D. Edwards, PeopleSoft, Inc. and SAP Aktiengesellschaft. The Company continues to compete in these traditional markets, as well as in some newer markets such as CRM, procurement and supply chain planning, where competitors include Siebel Systems, Inc., Ariba, Inc., Commerce One, Inc. and i2 Technologies, Inc.

Product and Services Revenues

The Company's standard end user license agreement for the Company's products currently provides for an initial fee to use the product in perpetuity based on a maximum number of processors or a maximum number of named users. Prior to the introduction of Oracle9i in June 2001, the Company's standard licensing model was based on a maximum number of power units (processing power of the computers in the customer's network) or a maximum number of named users. The Company also enters into other license agreement types, which allow for the use of the Company's products, usually restricted by the number of employees or the license term. Fees from licenses are recognized as revenue upon shipment, provided that fees are fixed and determinable, that collection is probable and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its partners in the OPP based on the sublicenses granted by the Oracle partners. Sublicense fees are typically based on a percentage of the Company's list price and are generally recognized as they are reported by the partner.

Support revenues consist of two components: (1) updates for software products and end user documentation; and (2) technical product support services that include on-site, telephone or Internet access to support personnel. The Company prices technical product support services as a percentage of the license price, while on-site support services are based on the level of support services provided. Software subscription update rights are also priced as a percentage of the license price and can be purchased separately from technical product support. Most customers purchase support initially and renew their support agreements annually. The Company generally bills support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period.

Revenues related to consulting and education services to be performed by the Company generally are recognized over the period during which the applicable service is to be performed or on a services-performed basis.

The Company's quarterly revenues and expenses reflect distinct seasonality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of May 31, 2001, the Company employed 42,927 full-time persons, including 29,422 in sales and services, 1,230 in marketing, 7,926 in research and development and 4,349 in general and administrative positions. Of these employees, 22,008 were located in the United States and 20,919 were employed in approximately 60 other countries.

None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

      Name                                             Office(s)
      ----                                             ---------
   Lawrence J. Ellison..... Chief Executive Officer and Chairman of the Board of Directors
   Jeffrey O. Henley....... Executive Vice President, Chief Financial Officer and Director
   Safra A. Catz........... Executive Vice President
   Sergio Giacoletto....... Executive Vice President, Europe, Middle East and Africa
   Jay H. Nussbaum......... Executive Vice President, Oracle Services Industries
   George J. Roberts....... Executive Vice President, North America Sales
   Charles A. Rozwat....... Executive Vice President, Database Server
   Edward J. Sanderson..... Executive Vice President, Oracle Product Industries, Consulting
                             and Latin America Division
   Derek H. Williams....... Executive Vice President, Asia Pacific
   Ronald A. Wohl.......... Executive Vice President, Applications Development
   Daniel Cooperman........ Senior Vice President, General Counsel and Secretary
   Jennifer L. Minton...... Senior Vice President and Corporate Controller

Mr. Ellison, 56, has been Chief Executive Officer since he co-founded the Company in May 1977. Mr. Ellison has been Chairman of the Board since June 1995 and served as Chairman of the Board from April 1990 until September 1992. He also served as President of the Company from May 1977 to June 1996. Mr. Ellison is co-chairman of California's Council on Information Technology. He is also a director of Apple Computer, Inc., a computer company.

Mr. Henley, 56, has been Executive Vice President and Chief Financial Officer of the Company since March 1991 and has been a Director since June 1995. Prior to joining Oracle, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is a director of Computer Motion, Inc., a medical rototics company.

Ms. Catz, 39, has been Executive Vice President (currently responsible for global business practices and Corporate Development) of the Company since November 1999 and was a Senior Vice President between April 1999 and October 1999. Prior to joining Oracle, Ms. Catz was at Donaldson, Lufkin & Jenrette, a global investment bank, where she was a Managing Director from February 1997 to March 1999 and a Senior Vice President from January 1994 until February 1997 and had previously held various investment banking positions since 1986.

Mr. Giacoletto, 51, has been Executive Vice President for Europe, Middle East and Africa, since June 2000 and Senior Vice President, Business Solutions, since November 1998. He was Vice President, Alliances and Technology of the Company from March 1997 to November 1998. Before joining Oracle, he was President, AT&T Solutions for Europe, since August 1994. Previously, he spent 20 years with Digital Equipment, Inc. in various positions in marketing and services at the European level.

Mr. Nussbaum, 57, has been Executive Vice President, Oracle Service Industries since October 1998 and Senior Vice President and General Manager of the Company's Federal group since 1992. Prior to joining Oracle, Mr. Nussbaum worked at Xerox Corporation where he held various management roles during his twenty-four-year tenure, including President of Integrated Systems Operations. Mr. Nussbaum has served on several key advisory boards for George Mason University, James Madison University and the University of Maryland.

Mr. Roberts, 45, has been Executive Vice President, North America Sales since June 1999 and served as Senior Vice President, North American Sales from July 1998 to May 1999. Mr. Roberts served as Senior Vice President, Business Online from March 1998 to June 1998. He took a leave of absence from July 1997 to March 1998. Mr. Roberts joined Oracle in March 1990 and from June 1990 to June 1997, served as Group Vice President, Central Commercial Sales.

Mr. Rozwat, 53, has been Executive Vice President, Database Server, since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from May 1995 to November 1996.

Mr. Sanderson, 52, has been Executive Vice President, Oracle Product Industries, Consulting and Latin America Division since June 1999 and Senior Vice President of Consulting and the Latin American Division of the Company from July 1998 to May 1999. He served as Senior Vice President of Americas Consulting for the Company from July 1995 to July 1998. Before joining Oracle, Mr. Sanderson served as President of Worldwide Information Services for Unisys Corporation from February 1994 to June 1995. Prior to Unisys, he spent 18 years in the consulting industry at McKinsey & Company and Andersen Consulting (now Accenture Ltd.).

Mr. Williams, 56, has been Executive Vice President, Asia Pacific Division, since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. Mr. Williams served as Vice President, Asia Pacific, from April 1991 to July 1993. Mr. Williams joined Oracle UK in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wohl, 40, has been Executive Vice President, Applications Development, since November 1999 and served as Senior Vice President, Applications Development, from December 1992 to October 1999. From September 1989 until December 1992, Mr. Wohl was Vice President and Assistant General Manager of the Systems Product Division.

Mr. Cooperman, 50, has been Senior Vice President, General Counsel and Secretary of the Company since February 1997. Prior to joining Oracle, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977 and had served there as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm's Business & Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose Office.

Ms. Minton, 40, has been Senior Vice President and Corporate Controller of the Company since April 2000 and Vice President and Corporate Controller since November 1998. From May 1989 to November 1998, Ms. Minton held various positions in Oracle's finance organization including Assistant Corporate Controller and was a Vice President of the Company since August 1995. Prior to joining Oracle, Ms. Minton held various positions in the Audit Division of Arthur Andersen LLP, an international public accounting firm since December 1983.

Item 2. Properties

Oracle's properties consist primarily of owned and leased office facilities for sales, research and development, consulting and administrative personnel. The Company's headquarters facilities consist of approximately 2.5 million square feet in Redwood City, California. The Company also owns or leases office facilities in various locations in the United States and abroad.

The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of the Company's operations. See Notes 2 and 5 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

Item 3. Legal Proceedings

The material set forth in Footnote 11 of Item 14(a)(1) of this Form 10-K is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq National Market (symbol:
ORCL) and has been traded on Nasdaq since the Company's initial public offering in 1986. According to records of the Company's transfer agent, the Company had 24,024 stockholders of record as of May 31, 2001. However, the majority of shares are held by brokers and other institutions on behalf of stockholders in approximately 2.35 million accounts. The number of total stockholders is less than 2.35 million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of the Company's Common Stock, based on the last sale, in each of the Company's last eight fiscal quarters.

                                                              Low Sale High Sale
                                                               Price     Price
                                                              -------- ---------
   Fiscal 2001:
     Fourth Quarter..........................................  $13.25   $21.38
     Third Quarter...........................................   19.00    34.56
     Second Quarter..........................................   22.31    46.32
     First Quarter...........................................   36.16    45.47
   Fiscal 2000:
     Fourth Quarter..........................................  $31.25   $44.22
     Third Quarter...........................................   17.67    37.13
     Second Quarter..........................................    9.42    19.36
     First Quarter...........................................    6.28     9.94

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

In the third quarter of fiscal 2001, the Company sold an aggregate of 15,149 shares of Common Stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the "Ireland APSS") at an aggregate purchase price of approximately $280,000. There were no underwriting discounts or commissions. The Ireland APSS permits an eligible employee to receive shares of Common Stock in a tax efficient manner as a portion of such employee's bonus, as well as to contribute a portion of their base salary towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of Common Stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the safe harbor provided by Rule 903 of Regulation S ("Reg. S") under the Securities Act, to employees of Oracle EMEA Ltd. who are not "U.S. Persons" as that term is defined in Reg. S.

Item 6. Selected Financial Data

                                               Year Ended May 31
   (in thousands, except    --------------------------------------------------------
   per share data)             2001        2000        1999       1998       1997
   ------------------------ ----------- ----------- ---------- ---------- ----------
   Revenues................ $10,859,672 $10,130,128 $8,827,252 $7,143,866 $5,684,336
   Operating income........   3,777,091   3,080,160  1,872,881  1,244,200  1,262,985
   Net income..............   2,561,096   6,296,803  1,289,758    813,695    821,457
   Earnings per share--
    basic..................        0.46        1.11       0.22       0.14       0.14
   Earnings per share--
    diluted................        0.44        1.05       0.22       0.14       0.14
   Total assets............  11,030,160  13,076,779  7,259,654  5,819,011  4,624,315
   Short-term debt.........       2,849       2,691      3,638      2,924      3,361
   Long-term debt..........     300,847     300,770    304,140    304,337    300,836
   Stockholders' equity....   6,277,771   6,461,463  3,695,267  2,957,558  2,369,712

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues grew 7%, 15% and 24% in fiscal 2001, 2000 and 1999, respectively. The lower overall revenue growth rates in both fiscal 2001 and fiscal 2000 as compared to the prior corresponding periods, were primarily due to lower services revenue growth rates than those experienced in prior years as well as a decrease in domestic license revenues in fiscal 2001 due to weak economic conditions experienced in the second half of fiscal 2001. Sales and marketing expenses continue to represent a significant portion of operating expenses, constituting 25%, 26% and 30% of revenues in fiscal 2001, 2000 and 1999, respectively, while cost of services as a percentage of total revenues decreased to 26% in fiscal 2001 from 29% in fiscal 2000 and 35% in fiscal 1999. The decline in the sales and marketing and cost of services percentages in fiscal 2001 was primarily the result of controls over spending and productivity improvements which reduced headcount and headcount related expenditures. The Company's investment in research and development as a percentage of revenues remained flat at 10% in fiscal years 2001, 2000 and 1999. General and administrative expenses as a percentage of revenues were 4% in fiscal 2001 and 5% in fiscal 2000 and 1999, respectively. Overall, operating income as a percentage of revenues was 35%, 30% and 21%, in fiscal 2001, 2000 and 1999, respectively.

Domestic revenues increased 5%, 17% and 27% in fiscal 2001, 2000 and 1999, respectively while international revenues increased 9%, 12% and 21% in fiscal 2001, 2000 and 1999, respectively. The slowdown in the growth in domestic revenues in fiscal 2001 versus fiscal 2000 was primarily due to weak economic conditions in the United States. International revenues were unfavorably affected during fiscal 2001 and fiscal 2000 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues grew 19% and 17% in fiscal 2001 and 2000, respectively over the corresponding prior year periods. Excluding the effect of currency rate fluctuations, total revenues grew 11% and 17% in fiscal 2001 and 2000, respectively over the corresponding prior year periods. Revenues from international customers were approximately 49%, 48% and 49% of revenues in fiscal 2001, 2000 and 1999, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues will be adversely affected if the U.S. dollar continues to strengthen against certain major international currencies.

Quarterly revenues reflect distinct seasonality. See "Quarterly Results of Operations" below.

Revenues

                                           Year ended May 31,
                           ----------------------------------------------------
                                        Percent              Percent
(in thousands)                2001      Change     2000      Change     1999
-------------------------- -----------  ------- -----------  ------- ----------
Licenses and other........ $ 4,706,797      6%  $ 4,446,795     21%  $3,688,366
Services..................   6,152,875      8%    5,683,333     11%   5,138,886
                           -----------          -----------          ----------
  Total revenues.......... $10,859,672      7%  $10,130,128     15%  $8,827,252
                           ===========          ===========          ==========
Percent of Revenues:
Licenses and other........          43%                  44%                 42%
Services..................          57%                  56%                 58%
                           -----------          -----------          ----------
  Total Revenues..........         100%                 100%                100%
                           ===========          ===========          ==========

   Licenses and Other Revenues: License revenues represent fees earned for granting customers licenses to use the Company's software products. License and other revenues also include documentation revenues and other miscellaneous revenues. Documentation revenues and other miscellaneous revenues constituted 3% of total license and other revenues in fiscal 2001, 2000 and 1999. License revenues, excluding other revenues, grew 6%, 20% and 16% in fiscal 2001, 2000 and 1999, respectively. Systems software license revenues, which include server and development tools revenues, grew 5%, 15% and 16% in fiscal 2001, 2000 and 1999, respectively. Business applications license revenues grew 11%, 42% and 16% in fiscal 2001, 2000 and 1999, respectively. The slowdown in the growth in license revenues in fiscal 2001 was primarily due to weak economic conditions in the United States that negatively affected demand for the Company's products. The higher license revenue growth rate experienced in fiscal 2000 over fiscal 1999 was primarily due to stronger demand for the Company's business applications products and the introduction and market positioning of new internet business application products.

   Services Revenues: Services revenues consist of support, consulting and education services revenues which comprised 58%, 35% and 7% of total services revenues, respectively, during fiscal 2001. Support revenues grew 20% and 27% in fiscal 2001 and fiscal 2000, respectively. The decline in the growth in support revenues in fiscal 2001 was primarily due to a decrease in support renewals in the United States, which was partially attributed to the weak economy experienced in fiscal 2001. The support revenue growth rate will continue to be affected by the overall license revenue growth rates. The consulting services revenue growth rate declined 4% in both fiscal 2001 and 2000. The decline in the consulting services revenues experienced in fiscal 2001 is primarily due to a decrease in the demand for these services as a result of the following: i) a slowdown in the business applications market,
ii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iii) shorter implementation engagements for Oracle's newer generation of products. Education revenues decreased in fiscal 2001 by 11% versus increases in fiscal 2000 and 1999 by 4% and 12%, respectively. Education revenues have been affected by the lower business applications growth rate experienced in fiscal 2001 and will continue to be affected by the overall mix in the systems and applications license revenue growth rates. The growth in services revenues in fiscal 2000 over fiscal 1999 was primarily due to an increase in support revenues, reflecting an increase in the overall customer installed base.

Operating Expenses

                                           Year ended May 31,
                            --------------------------------------------------
                                        Percent             Percent
(in thousands)                 2001     Change     2000     Change     1999
--------------------------  ----------  ------- ----------  ------- ----------
Sales and marketing.......  $2,691,322      3 % $2,616,749      0 % $2,622,379
Cost of services..........   2,796,040     (5)%  2,942,679     (4)%  3,064,148
Research and development..   1,138,591     13 %  1,009,882     20 %    841,406
General and
 administrative...........     456,628     (5)%    480,658     13 %    426,438
                            ----------          ----------          ----------
  Total operating
   expenses...............  $7,082,581          $7,049,968          $6,954,371
                            ==========          ==========          ==========
Percent of Revenues:
Sales and marketing.......          25%                 26%                 30%
Cost of services..........          26%                 29%                 35%
Research and development..          10%                 10%                 10%
General and
 administrative...........           4%                  5%                  5%
                            ----------          ----------          ----------
  Total operating
   expenses...............          65%                 70%                 80%
                            ==========          ==========          ==========

   Total Operating Expenses: Total operating expenses increased less than 1% in fiscal 2001, 1% in fiscal 2000 and 18% in fiscal 1999 over the corresponding prior year periods, respectively. Operating expenses were favorably affected during fiscal 2001, 2000 and 1999 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses increased 4% and 3% in fiscal 2001 and 2000 over the corresponding prior year periods, respectively.

   Sales and Marketing Expenses: The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. The Company also continues to market its products through indirect channels. Sales and marketing expenses as a percentage of both total revenues and license revenues decreased in both fiscal 2001 and fiscal 2000 as compared to the corresponding prior year periods. As a percentage of license and other revenues, sales and marketing expenses decreased to 57% in fiscal 2001 from 59% in fiscal 2000 and 71% in 1999. These decreases were primarily related to increased license revenues and productivity improvements which reduced headcount and favorably affected headcount related expenditures.

   Cost of Services: The cost of providing services consists largely of consulting, support and education personnel expenses. As a percentage of services revenues, cost of services decreased to 45% in fiscal 2001 from 52% in fiscal 2000 and 60% in fiscal 1999. The decreases in cost of services as a percentage of services revenues in fiscal 2001 and fiscal 2000 as compared to the corresponding prior year periods were due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues, improved consulting utilization rates, increased productivity efficiencies and controls over headcount and headcount related expenditures as the Company continued to focus on margin improvement. The decreases in cost of services in absolute terms in fiscal 2001 and fiscal 2000 over the corresponding prior year periods were due to a combination of the favorable effect of currency rate fluctuations, as well as increased productivity and controls over headcount and headcount related expenditures in the support, consulting and education lines of business.

   Research and Development Expenses: Research and development expenses as a percentage of total revenues were 10% in fiscal 2001, 2000 and 1999. Research and development expenses increased 13%, 20% and 17% in fiscal 2001, 2000 and 1999, respectively, when compared to corresponding prior year periods. The higher expense growth rate each year was due to increases in research and development headcount and related headcount expenditures. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

   General and Administrative Expenses: General and administrative expenses as a percentage of revenues were 4% in fiscal 2001 and 5% in fiscal 2000 and 1999. General and administrative expenses decreased in fiscal 2001 by 5% after having increased by 13% and 16% in fiscal 2000 and 1999, respectively. The decrease in fiscal 2001 was due to a combination of the favorable effect of currency rate fluctuations as well as increased productivity and controls over headcount and headcount related expenditures.

   Net Investment Gains (Losses) Related To Equity Securities: Net investment losses related to equity securities for fiscal 2001 were due to the Company's equity share in the results of non-consolidated investees and provisions for losses related to investments in other companies, partially offset by gains realized from sales of marketable securities. Net investment gains related to equity securities in fiscal 2000 primarily relate to the gain on sale of marketable securities in Oracle Corporation Japan ("Oracle Japan") and Liberate Technologies ("Liberate"), partially offset by the Company's equity share in the results of non-consolidated investees. In April 2000, the Company sold 8,700,000 shares in Oracle Japan, resulting in a gain on sale of marketable securities in the amount of approximately $6.5 billion. In February 2000, the Company sold 4,274,703 shares in Liberate, resulting in a gain on sale of marketable securities in the amount of approximately $431.8 million.

In January 2001, the Company created an irrevocable trust to hold all the Company's shares of Liberate. Prior to the placement of Liberate shares into the trust, the Company accounted for its interest in Liberate using the equity method of accounting. Effective February 1, 2001, the Company began to account for its ownership interest in Liberate as available for sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Other Income, Net: Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and the minority interest share in the net profits of Oracle Japan. Other income, net increased 99%, 25% and 7% over the corresponding prior year periods, respectively. The increases in fiscal 2001 and fiscal 2000 as compared to the corresponding prior year periods were primarily due to higher interest income as a result of higher average cash investment balances, partially offset by an increase in the minority interest share in the net profits of Oracle Japan. The higher average cash investment balances were primarily related to the sale of shares in Oracle Japan in April 2000, partially offset by share repurchases during fiscal 2001 and 2000.

   Provision for Income Taxes: The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. See Note 9 of Notes to Consolidated Financial Statements. The effective tax rates were 35.5%, 37.8% and 34.9% in fiscal 2001, 2000 and 1999. The provision for income taxes for fiscal 2000 includes approximately $166.3 million and $2.5 billion of taxes on the gain on sale of marketable securities in Liberate and Oracle Japan, respectively. Excluding these transactions, the effective tax rate for fiscal 2000 would have been 35.5%.

Quarterly Results of Operations

The Company believes that quarterly revenues and expenses are affected by a number of seasonal factors, including the Company's sales compensation plans. The Company believes that these seasonal factors are common in the computer software industry. Such factors historically have resulted in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. The Company expects this trend to repeat in the first quarter of fiscal 2002. In addition, the Company's European operations generally provide lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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

                                           Fiscal 2001 Quarter Ended
                                  --------------------------------------------
   (in thousands, except per                              February
   share data)                    August 31  November 30     28       May 31
   -----------------------------  ---------- ----------- ---------- ----------
   Revenues.....................  $2,261,875 $2,659,546  $2,674,367 $3,263,884
   Operating income.............  $  658,041 $  946,001  $  878,123 $1,294,926
   Net income...................  $  500,677 $  622,812  $  582,713 $  854,894
   Earnings per share--basic....  $     0.09 $     0.11  $     0.10 $     0.15
   Earnings per share--diluted..  $     0.08 $     0.11  $     0.10 $     0.15
   Shares outstanding--basic....   5,604,058  5,584,428   5,595,808  5,602,590
   Shares outstanding--diluted..   5,932,870  5,874,987   5,851,333  5,800,032

                                           Fiscal 2000 Quarter Ended
                                  --------------------------------------------
   (in thousands, except per                              February
   share data)                    August 31  November 30     28       May 31
   -----------------------------  ---------- ----------- ---------- ----------
   Revenues.....................  $1,984,517 $2,321,883  $2,449,418 $3,374,310
   Operating income.............  $  345,863 $  576,065  $  769,721 $1,388,511
   Net income...................  $  236,736 $  384,484  $  763,176 $4,912,407
   Earnings per share--basic....  $     0.04 $     0.07  $     0.14 $     0.87
   Earnings per share--diluted..  $     0.04 $     0.07  $     0.13 $     0.82
   Shares outstanding--basic....   5,721,840  5,717,780   5,637,878  5,637,856
   Shares outstanding--diluted..   5,964,804  6,012,600   5,996,378  6,009,586

Liquidity and Capital Resources:

                                      Fiscal Year Ended May 31,
                            -------------------------------------------------
   (in thousands)              2001     Change     2000     Change    1999
   ------------------------ ----------  ------  ----------  ------ ----------
   Working capital......... $5,046,531     1%   $5,021,096   109%  $2,400,851
   Cash and cash
    investments............  5,887,661   (25%)   7,871,998   180%   2,812,311
   Cash provided by
    operating activities...  2,179,118   (25%)   2,923,564    62%   1,807,099
   Cash provided by (used
    for) investing
    activities............. (1,254,705)    *     6,893,057     *     (802,244)
   Cash used for financing
    activities............. (3,805,008)   (9%)  (4,183,236)  763%    (484,713)

--------
*  not meaningful

Excluding the effect of tax payments related to the sale of Oracle Japan and Liberate common stock, (see Note 6 to the Consolidated Financial Statements), working capital increased in fiscal 2001 over the corresponding prior year periods, due primarily to improved cash flows from operations which was partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The decline in cash flows generated from operations in fiscal 2001, as compared to fiscal 2000, was primarily due to the payment of taxes related to the gain on sale of marketable securities in Oracle Japan stock. Excluding the effect of these tax payments, cash provided by operating activities would have been $4.3 billion. The Company generated higher positive cash flows from operations in fiscal 2000 over fiscal 1999 primarily due to improved profitability.

The negative cash flows from investing activities during fiscal 2001 related to cash investment purchases and investments in capital expenditures, partially offset by maturities of cash investments. The Company expects to continue to invest in capital and other assets to support its growth.

The Company incurred negative cash flows from financing activities in fiscal 2001, fiscal 2000 and fiscal 1999 primarily reflecting Common Stock repurchases. The Company's Board of Directors has approved a program to repurchase up to 1,096.0 million shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased a total of 1,075.9 million shares for approximately $12.1 billion. In addition to the 20.1 million shares available for repurchase, in April 2001, the Board of Directors authorized an additional $3.0 billion for stock repurchases. In fiscal 2001, 2000 and 1999, the Company purchased 141,564,260, 290,741,854 and 218,626,076, shares of the Company's
Common Stock, respectively. The amounts paid were $4.3 billion, $5.3 billion and $1.1 billion, in fiscal 2001, 2000 and 1999, respectively. The Company used cash flow from operations and investing activities to repurchase the Company's Common Stock and to invest in working capital and other assets to support its growth.

The Company, as part of its authorized stock repurchase program, has sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of May 31, 2001, the Company had no outstanding put warrants or call options. During fiscal 2001, the Company exercised call options for 4,000,000 shares at an average price of $6.52.

During fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding. At May 31, 2001, the Company also had other outstanding debt of approximately $3.7 million primarily in the form of other notes payable and capital leases.

The Company had no significant commitments for capital expenditures at May 31, 2001. The Company believes that its current cash and cash equivalents, short-term cash investments and cash generated from operations will be sufficient to meet its working capital, capital expenditure and investment needs at least through May 31, 2002.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond its control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy, particularly in the United States and to a lesser extent in Europe, Asia and Latin America, may result in decreased revenues and has resulted and may continue to result in lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to the CRM and Internet procurement areas of its applications business, as well as to the other products in its business applications suite. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

New Products. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner and position and/or price its products to meet market demands, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

There can be no assurance that the Company's new products will achieve broad market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has recently changed its pricing model for its system software products and any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales and license revenue as the Company's sales force implements and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could, over time, significantly reduce the prices that the Company can charge for its products. Changes in customer use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing the Company's license revenues. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

Sales Forecasts. Management uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, as was the case in the third and fourth quarters of fiscal 2001, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results throughout fiscal 2001, particularly in Europe and will continue to do so throughout fiscal 2002 if the U.S. dollar remains strong relative to foreign currencies.

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

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel continues to be intense due to low overall unemployment rates. Accordingly, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

New Business Areas. The Company has in recent years expanded its technology into a number of new business areas, including on-line exchanges for a number of business procurement needs, Internet/electronic commerce, on-line business services, wireless initiatives and Internet computing. These areas are relatively new to the Company's product development and sales and marketing personnel. There can be no assurances that the Company will compete effectively or will generate significant revenues in these new areas. The success of Internet computing and, in particular, the Company's current Internet computing software products is difficult to predict because Internet computing represents a method of computing that is new to the entire computer industry. The widespread adoption of Internet computing will depend in large measure on (i) the lower cost of ownership of Internet computing relative to client/server architecture, (ii) the ease of use and administration relative to client/server architecture and (iii) how hardware and software vendors choose to compete in this market. There can be no assurances that sufficient numbers of vendors will undertake this commitment, that the market will accept Internet computing or that Internet computing will generate significant revenues for the Company.

Uneven Patterns of Quarterly Operating Results and Revenues. The Company's revenues in general and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products,
(ii) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, (vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the Company's pricing policies or those of its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

California has recently experienced ongoing power system shortages, which have resulted in "rolling blackouts," and the recent bankruptcy filing by one of the major California public utilities may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

Uncertainty of Emerging Areas. Despite tremendous growth in emerging areas such as the Internet, on-line services and electronic commerce, the impact on the Company of this growth is uncertain. There can be no assurances that the Company will be able to provide a product offering that will satisfy new customer demands in these areas and the growth patterns of these areas may vary significantly. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurances that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

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

Long-term Investment Cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. The Company's plans for the fiscal year ending May 31, 2002 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for several years.

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

Possibility of Infringement Claims. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grows and the functionality of products overlaps. In addition, the Company expects to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements that may not be available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations, financial condition or cash flows could be materially adversely affected.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is adverse to principal loss and seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk.

The Company mitigates default risk by investing in only high credit quality securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the amortized principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term investments are all in fixed rate instruments. The amortized principal amount approximates fair value at May 31, 2001.

Table of Investment Securities:

                                                                        Weighted
                                                           Amortized    Average
                                                           Principal    Interest
                                                             Amount       Rate
                                                         -------------- --------
                                                         (in thousands)
   Cash and cash equivalents............................   $4,449,166     3.58%
   Short term investments (0-1 year)....................    1,438,495     4.74%
                                                           ----------
     Total cash and cash investments....................   $5,887,661
                                                           ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies and the Company has established a Board of Directors approved foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain
(loss) on the outstanding forward contracts at May 31, 2001 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries. The gains or losses on equity hedges are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the Company's outstanding forward contracts and equity hedges as of May 31, 2001. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, New Zealand, UK and the Euro. All of these forward contracts and equity hedges mature in ninety days or less as of May 31, 2001.

Table of Forward Contracts

                                                    Notional        Notional
                                                     Amount     Weighted Average
                                                 (in thousands)  Exchange Rate
                                                 -------------- ----------------
   Functional Currency:
   Argentina Peso...............................    $ 22,219            1.04
   Australian Dollar............................       8,867            0.51
   Canadian Dollar..............................      17,881            1.54
   China Yuan...................................      43,000            8.30
   Danish Krone.................................      15,153            8.74
   Euro.........................................      86,058            0.85
   Israel Shekel................................      39,618            4.16
   Japanese Yen.................................      23,857          118.92
   Korean Won...................................       6,371        1,299.80
   New Zealand Dollar...........................       3,754            0.42
   Norwegian Krone..............................      12,074            9.33
   Peru New Sol.................................         750            3.71
   Philippines Peso.............................       9,823           51.70
   Singapore Dollar.............................      25,408            1.80
   South African Rand...........................      10,199            8.08
   Swedish Krona................................       8,164           10.58
   Swiss Franc..................................      39,285            1.78
   Taiwan Dollar................................       8,500           34.43
   Thai Baht....................................      12,607           45.53
   UK Pound.....................................      88,369            1.41
                                                    --------
     Total......................................    $481,957
                                                    ========

Table of Equity Hedges

                                                    Notional        Notional
                                                     Amount     Weighted Average
                                                 (in thousands)  Exchange Rate
                                                 -------------- ----------------
   Functional Currency:
   Japanese Yen.................................    $13,536          118.20
   UK Pound.....................................     17,424            1.45
                                                    -------
     Total......................................    $30,960
                                                    =======

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-
K. See Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on October 15, 2001 (the "Proxy Statement"). The information required by this Item with respect to the Company's executive officers is contained in
Item 1 of Part I of this Annual Report under the heading "Executive Officers of the Registrant."

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Proxy Statement is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference from the information provided under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the heading "Transactions and Legal Actions Involving Management" of the Company's Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

                                                                           Page
                                                                           ----
   Report of Independent Public Accountants..............................   24
   Consolidated Financial Statements:
     Balance Sheets as of May 31, 2001 and 2000..........................   25
     Statements of Operations for the years ended May 31, 2001, 2000 and
      1999...............................................................   26
     Statements of Stockholders' Equity for the years ended May 31, 2001,
      2000 and 1999......................................................   27
     Statements of Cash Flows for the years ended May 31, 2001, 2000 and
      1999...............................................................   28
     Notes to Consolidated Financial Statements..........................   29

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

                                                                            Page
                                                                            ----
   II Valuation and Qualifying Accounts....................................  51

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

  Exhibit
  Number                               Exhibit Title
  -------                              -------------
  3.01(1)  Restated Certificate of Incorporation of the Company filed with the
           Delaware Secretary of State on January 11, 2000.

  3.02(2) The Company's Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990.

  3.04(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on June 5, 2000.

  4.01(3)  Indenture between Oracle Corporation and State Street Bank and Trust
           Company of California, N.A., dated February 24, 1997.

  4.02(4)* Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 1998.

  4.03(5)  Amended and Restated Preferred Shares Rights Agreement, dated March
           31, 1998.

  4.04(6)  Amendment Number One to the Amended and Restated Preferred Shares
           Rights Agreement, dated March 22, 1999.

  4.05     Specimen Certificate of Registrant's Common Stock.

 10.01(7)* Oracle Systems Corporation Employee Stock Purchase Plan (1992), as adopted August 24, 1992.

 10.02*    1993 Directors' Stock Option Plan, as amended through August 8,
           2001.

 10.03(8)* Amendment to the Employee Stock Purchase Plan (1992).

 10.04(1)* The 1991 Long-Term Equity Incentive Plan, as amended through October
           18, 1999.

 10.05(2)* Amendment to the 1991 Long-Term Equity Incentive Plan, dated January
           7, 2000.

 10.06(2)* Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2,
           2000.

 10.07(9)* The 2000 Long-Term Equity Incentive Plan, as approved on October 16,
           2000.

 21.01     Subsidiaries of the Registrant.

 23.01     Consent of Arthur Andersen LLP.

--------
*  Indicates management contract or compensatory plan or arrangement.
(1)  Incorporated by reference to the Form 10-Q filed on January 14, 2000.
(2)  Incorporated by reference to the Form 10-K filed on August 28, 2000.
(3)  Incorporated by reference to the Form 10-Q filed on April 10, 1997.
(4)  Incorporated by reference to the Form S-8 filed on December 10, 1997.
(5)  Incorporated by reference to the Form 8-A/A filed on March 31, 1998.
(6)  Incorporated by reference to the Form 8-A/A filed on March 22, 1999.
(7)  Incorporated by reference to the Form 10-Q filed on January 7, 1993.
(8)  Incorporated by reference to the Form 10-K filed on August 30, 1999.
(9)  Incorporated by reference to the Form 10-Q filed on January 16, 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oracle Corporation and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
June 18, 2001

                               ORACLE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 2001 and 2000

                                                               May 31,
                                                       ------------------------
(in thousands, except share data)                         2001         2000
------------------------------------------------------ -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $ 4,449,166  $ 7,429,206
  Short-term cash investments.........................   1,438,495      332,792
  Trade receivables, net of allowance for doubtful
   accounts of $403,305 in 2001 and $272,203 in 2000..   2,432,131    2,533,964
  Other receivables...................................     281,782      256,203
  Prepaid and refundable income taxes.................     272,742      212,829
  Prepaid expenses and other current assets...........      88,834      118,340
                                                       -----------  -----------
    Total current assets..............................   8,963,150   10,883,334
Long-term cash investments............................         --       110,000
Property, net.........................................     974,751      934,455
Long-term prepaid income taxes........................     376,030      322,379
Intangible and other assets...........................     716,229      826,611
                                                       -----------  -----------
    Total assets...................................... $11,030,160  $13,076,779
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of long-term
   debt............................................... $     2,849  $     2,691
  Accounts payable....................................     270,112      287,495
  Income taxes payable................................     767,087    2,821,776
  Accrued compensation and related benefits...........     734,705      725,860
  Customer advances and unearned revenues.............   1,213,529    1,133,482
  Value added tax and sales tax payable...............     165,210      165,304
  Other accrued liabilities...........................     763,127      725,630
                                                       -----------  -----------
    Total current liabilities.........................   3,916,619    5,862,238
Long-term debt........................................     300,847      300,770
Deferred income taxes.................................     327,788      266,130
Other long-term liabilities...........................     207,135      186,178
Commitments (Note 5)..................................         --           --
Stockholders' equity:
  Preferred stock, $0.01 par value--authorized,
   1,500,000 shares; outstanding: none................         --           --
  Common stock, $0.01 par value and additional paid in
   capital--authorized, 11,000,000,000 shares;
   outstanding: 5,592,360,823 shares in 2001 and
   5,614,671,898 shares in 2000.......................   4,820,869    3,112,126
  Retained earnings...................................   1,610,480    3,343,857
  Accumulated other comprehensive income (loss).......    (153,578)       5,480
                                                       -----------  -----------
    Total stockholders' equity........................   6,277,771    6,461,463
                                                       -----------  -----------
    Total liabilities and stockholders' equity........ $11,030,160  $13,076,779
                                                       ===========  ===========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended May 31, 2001, 2000 and 1999

                                                   Year Ended May 31,
                                           ------------------------------------
(in thousands, except per share data)         2001         2000         1999
-----------------------------------------  -----------  -----------  ----------
Revenues:
  Licenses and other.....................  $ 4,706,797  $ 4,446,795  $3,688,366
  Services...............................    6,152,875    5,683,333   5,138,886
                                           -----------  -----------  ----------
    Total revenues.......................   10,859,672   10,130,128   8,827,252
                                           -----------  -----------  ----------
Operating expenses:
  Sales and marketing....................    2,691,322    2,616,749   2,622,379
  Cost of services.......................    2,796,040    2,942,679   3,064,148
  Research and development...............    1,138,591    1,009,882     841,406
  General and administrative.............      456,628      480,658     426,438
                                           -----------  -----------  ----------
    Total operating expenses.............    7,082,581    7,049,968   6,954,371
                                           -----------  -----------  ----------
Operating income.........................    3,777,091    3,080,160   1,872,881
                                           -----------  -----------  ----------
Net investment gains (losses) related to
 equity securities.......................      (17,087)   6,936,955      24,457
Other income, net:
  Interest income........................      289,483      141,904     118,486
  Interest expense.......................      (23,999)     (18,894)    (21,424)
  Other..................................      (54,258)     (16,691)    (12,322)
                                           -----------  -----------  ----------
    Total other income, net..............      211,226      106,319      84,740
                                           -----------  -----------  ----------
Income before provision for income taxes:    3,971,230   10,123,434   1,982,078
  Provision for income taxes.............    1,410,134    3,826,631     692,320
                                           -----------  -----------  ----------
Net income...............................  $ 2,561,096  $ 6,296,803  $1,289,758
                                           ===========  ===========  ==========
Earnings per share:
  Basic..................................  $      0.46  $      1.11  $     0.22
                                           ===========  ===========  ==========
  Diluted................................  $      0.44  $      1.05  $     0.22
                                           ===========  ===========  ==========
Weighted average common shares
 outstanding:
  Basic..................................    5,596,721    5,678,839   5,782,352
                                           ===========  ===========  ==========
  Diluted................................    5,864,806    5,995,842   5,936,900
                                           ===========  ===========  ==========

See notes to consolidated financial statements

                               ORACLE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended May 31, 2001, 2000 and 1999
                       (in thousands, except share data)

                                            Common Stock and
                                           Additional Paid in
                                                Capital                          Accumulated
                                        -------------------------                   Other
                          Comprehensive   Number of                 Retained    Comprehensive
                             Income        Shares        Amount     Earnings    Income/(Loss)    Total
                          ------------- -------------  ----------  -----------  ------------- -----------
Balances, May 31, 1998..   $      --    5,840,019,076  $  976,275  $ 2,023,056    $ (41,773)  $ 2,957,558
Common stock issued
 under stock option
 plans..................          --       67,023,120     159,754          --           --        159,754
Common stock issued
 under stock purchase
 plan...................          --       36,118,540     146,668          --           --        146,668
Repurchase of common
 stock..................          --     (218,626,076)    (45,859)  (1,041,094)         --     (1,086,953)
Effect of common stock
 dividend...............          --              --        4,805       (4,805)         --            --
Equity adjustments
 related to subsidiary
 equity transactions....          --              --      178,120          --           --        178,120
Tax benefits from stock
 plans..................          --              --       56,000          --           --         56,000
Foreign currency
 translation
 adjustments............       (5,614)            --          --           --        (5,614)       (5,614)
Unrealized loss on
 equity securities......          (24)            --          --           --           (24)          (24)
Net income..............    1,289,758             --          --     1,289,758          --      1,289,758
                           ----------
Comprehensive income....   $1,284,120             --          --           --           --            --
                           ==========   -------------  ----------  -----------    ---------   -----------
Balances, May 31, 1999..          --    5,724,534,660  $1,475,763  $ 2,266,915    $ (47,411)  $ 3,695,267
Common stock issued
 under stock option
 plans..................          --      100,821,880     298,118          --           --        298,118
Common stock issued
 under stock purchase
 plan...................          --       26,057,212     185,613          --           --        185,613
Exercise of warrants....          --       54,000,000     457,866          --           --        457,866
Repurchase of common
 stock..................          --     (290,741,854)   (101,071)  (5,205,700)         --     (5,306,771)
Effect of common stock
 dividend...............          --              --       14,161      (14,161)         --            --
Equity adjustments
 related to subsidiary
 equity transactions....          --              --      288,676          --           --        288,676
Tax benefits from stock
 plans..................          --              --      493,000          --           --        493,000
Foreign currency
 translation
 adjustments............         (720)            --          --           --          (720)         (720)
Unrealized gain on
 equity securities......       53,611             --          --           --        53,611        53,611
Net income..............    6,296,803             --          --     6,296,803          --      6,296,803
                           ----------
Comprehensive income....   $6,349,694             --          --           --           --            --
                           ==========   -------------  ----------  -----------    ---------   -----------
Balances, May 31, 2000..          --    5,614,671,898  $3,112,126  $ 3,343,857    $   5,480   $ 6,461,463
Common stock issued
 under stock option
 plans..................          --      109,491,047     348,487          --           --        348,487
Common stock issued
 under stock purchase
 plan...................          --        9,762,138     187,415          --           --        187,415
Repurchase of common
 stock..................          --     (141,564,260)    (74,298)  (4,266,486)         --     (4,340,784)
Effect of common stock
 dividend...............          --              --       27,987      (27,987)         --            --
Equity adjustments
 related to subsidiary
 equity transactions....          --              --       69,859          --           --         69,859
Tax benefits from stock
 plans..................          --              --    1,149,293          --           --      1,149,293
Foreign currency
 translation
 adjustments............      (89,940)            --          --           --       (89,940)      (89,940)
Unrealized loss on
 equity securities......      (69,118)            --          --           --       (69,118)      (69,118)
Net income..............    2,561,096             --          --     2,561,096          --      2,561,096
                           ----------
Comprehensive income....   $2,402,038             --          --           --           --            --
                           ==========   -------------  ----------  -----------    ---------   -----------
Balances, May 31, 2001..                5,592,360,823  $4,820,869  $ 1,610,480    $(153,578)  $ 6,277,771
                                        =============  ==========  ===========    =========   ===========

See notes to consolidated financial statements.

                               ORACLE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended May 31, 2001, 2000 and 1999

                                                 Year Ended May 31,
                                         -------------------------------------
(in thousands)                              2001         2000         1999
---------------------------------------- -----------  -----------  -----------
Cash Flows From Operating Activities:
  Net income............................ $ 2,561,096  $ 6,296,803  $ 1,289,758
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization.......     275,539      314,315      319,823
    Amortization of purchase price in
     excess of net tangible assets
     acquired...........................      71,357       76,610       55,561
    Provision for doubtful accounts.....     255,649      135,312       96,989
    Net investment (gains) losses
     related to equity securities.......      17,087   (6,936,955)     (24,457)
  Changes in assets and liabilities:
    Increase in trade receivables.......    (198,977)    (421,513)    (486,431)
    Increase in prepaid expenses and
     other current assets...............     (68,495)     (27,578)     (62,856)
    (Increase) decrease in long-term
     prepaid income taxes...............     (55,974)      87,398      (39,683)
    (Decrease) increase in accounts
     payable............................     (13,925)       2,839       45,098
    Increase in accrued compensation and
     related benefits...................      22,515       29,758      154,465
    Increase in value added tax and
     sales tax payable..................       5,193       35,646       10,076
    (Decrease) increase in income taxes
     payable............................    (891,616)   3,036,143      153,376
    Increase in other accrued
     liabilities........................      54,880       81,167      136,703
    Increase in customer advances and
     unearned revenues..................     105,640      122,145      134,317
    Increase (decrease) in deferred
     income taxes.......................      17,970      (16,728)      20,367
    Increase in other long-term
     liabilities........................      21,179      108,202        3,993
                                         -----------  -----------  -----------
  Net cash provided by operating
   activities...........................   2,179,118    2,923,564    1,807,099
                                         -----------  -----------  -----------
Cash Flows From Investing Activities:
  Purchases of cash investments.........  (1,583,811)    (886,571)  (1,250,501)
  Proceeds from maturities of cash
   investments..........................     588,108    1,470,375    1,055,938
  Capital expenditures..................    (313,259)    (263,443)    (346,592)
  Proceeds from sale of marketable
   securities...........................     137,047    7,047,298       24,969
  Increase in intangible and other
   assets...............................     (82,790)    (474,602)    (286,058)
                                         -----------  -----------  -----------
  Net cash provided by (used for)
   investing activities.................  (1,254,705)   6,893,057     (802,244)
                                         -----------  -----------  -----------
Cash Flows From Financing Activities:
  Payments for repurchase of common
   stock................................  (4,340,784)  (5,306,771)  (1,086,953)
  Proceeds from issuance of common
   stock................................     535,902      941,597      306,422
  Proceeds from subsidiaries' stock
   offering.............................         --       186,695      295,801
  (Payments) proceeds under notes
   payable and long-term debt, net......        (126)      (4,757)          17
                                         -----------  -----------  -----------
  Net cash used for financing
   activities...........................  (3,805,008)  (4,183,236)    (484,713)
                                         -----------  -----------  -----------
Effect of exchange rate changes on
 cash...................................     (99,445)      10,106       (8,108)
                                         -----------  -----------  -----------
  Net (decrease) increase in cash and
   cash equivalents.....................  (2,980,040)   5,643,491      512,034
  Cash and cash equivalents at beginning
   of period............................   7,429,206    1,785,715    1,273,681
                                         -----------  -----------  -----------
  Cash and cash equivalents at end of
   period............................... $ 4,449,166  $ 7,429,206  $ 1,785,715
                                         ===========  ===========  ===========
Supplemental disclosure of noncash
 investing and financing activities
  Common stock dividend................. $    27,987  $    14,161  $     4,805
                                         ===========  ===========  ===========

See notes to consolidated financial statements

                              ORACLE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 May 31, 2001

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Oracle develops, manufactures, markets and distributes computer software in two broad areas: systems software and business applications software. The Company's systems software is used for developing and deploying applications on the Internet and on corporate intranets and includes database management software, application server software and development tools. The Company's business applications software automates the performance of business processes for customer relationship management, supply chain management, financial management, project management and human resource management. The Company also offers a range of consulting, education and support services and offers its business applications as an online service.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Derivative Financial Instruments

In general, the functional currency of a foreign operation is deemed to be the local country's currency. Consequently, assets and liabilities of operations outside the United States are generally translated into United States dollars using current exchange rates and the effects of foreign currency translation adjustments are included as a component of stockholders' equity.

The Company transacts business in various foreign currencies and has established a Board of Directors approved foreign currency hedging program, utilizing primarily forward foreign exchange contracts to minimize the exposure caused by foreign currency fluctuations. The Company does not use derivative financial instruments for trading or speculative purposes. At May 31, 2001, the Company had approximately $482.0 million of forward foreign exchange contracts outstanding as hedges of intercompany accounts of certain of its international subsidiaries. The Company's policy is to mark to market these contracts with unrealized gains or losses recorded currently in other income and expense, as they offset corresponding losses and gains on the foreign currency-denominated assets and liabilities being hedged. Net foreign exchange transaction gains (losses) were ($8.7 million), $9.4 million and ($5.5 million) in fiscal 2001, 2000 and 1999, respectively and are included in other income in the accompanying consolidated statements of operations.

The Company also hedges the net assets of certain of its international subsidiaries with forward foreign exchange contracts. At May 31, 2001, there were $31.0 million of these contracts outstanding. The gains or losses on these equity hedges are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Net gains (losses) on equity hedges were $5.7 million, ($2.0 million) and ($1.0 million) in fiscal 2001, 2000 and 1999, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

As of May 31, 2001 and 2000, the balances related to foreign currency translation adjustments and net gains (losses) on equity hedges contained in accumulated other comprehensive income (loss) in stockholders' equity were net losses of $138.1 million and $48.1 million, respectively.

As of May 31, 2001, the notional contract amount and fair value of outstanding foreign forward exchange contracts were as follows:

                                                          Notional      Fair
   (in thousands)                                      Contract Amount  Value
   --------------------------------------------------- --------------- -------
   Intercompany account hedges (sell contracts).......    $343,669     $(1,189)
   Intercompany account hedges (buy contracts)........    $138,288     $     6
   Equity hedges......................................    $ 30,960     $   611

At May 31, 2001, maturities of the Company's forward foreign exchange and equity hedge contracts were ninety days or less in term.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was effective for fiscal years beginning after June 15, 2000 and could not be applied retroactively.

The Company adopted SFAS No. 133 as of June 1, 2001. The Company elected not to designate as accounting hedges those forward foreign exchange contracts on intercompany accounts as the accounting impact of hedge designation otherwise would have been immaterial. Accordingly, these contracts continue to be marked to market at the end of the period with unrealized gains and losses included in other income and expense. As to the equity hedges, the Company has redesignated, as required by SFAS No. 133, these contracts as new accounting hedges against the net assets of the international subsidiaries as of June 1, 2001. The Company elected to designate the changes in forward exchange rates for the measurement of ineffectiveness in these equity hedges. Accordingly, the entire transition gain of approximately $110,000 was reported as a cumulative effective type adjustment to accumulated other comprehensive income on June 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Supplemental Statements of Cash Flows Data

The Company paid income taxes in the net amount of $2.4 billion, $976.0 million and $642.0 million during fiscal years ended 2001, 2000 and 1999, respectively. Interest payments approximated interest expense in the amount of $24.0 million, $18.9 million and $21.4 million during the fiscal years ended 2001, 2000 and 1999, respectively. The Company purchased equipment under capital leases in the amount of $507,000, $412,000 and $536,000 in fiscal 2001, 2000 and 1999, respectively.

The Company's cash and cash equivalents at May 31, 2001 primarily consisted of highly liquid investments in time deposits of major world banks, commercial paper, U.S. government agency discount notes, money market mutual funds, and other money market securities with original maturities of 90 days or less. The Company considers such investments to be cash equivalents for purposes of the statement of cash flows. Short-term cash

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

investments at May 31, 2001 primarily consisted of commercial paper, corporate notes, and U.S. government agency notes with original maturities of 91 days or more. No individual investment security equaled or exceeded 2% of total assets.

Investments in Debt and Equity Securities

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. At May 31, 2001 and 2000, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                     Amortized  Aggregate  Unrealized Unrealized
   (in thousands)                    Cost Basis Fair Value   Gains      Losses
   --------------------------------  ---------- ---------- ---------- ----------
   Fiscal 2001
   Debt securities issued by states
    of the United States and
    political subdivisions of the
    states.........................  $  175,774 $  176,125   $  459    $  (108)
   Corporate and other debt
    securities.....................   1,262,721  1,264,075    1,669       (315)
                                     ---------- ----------   ------    -------
       Total short-term
        investments................  $1,438,495 $1,440,200   $2,128    $  (423)
                                     ========== ==========   ======    =======
   Fiscal 2000
   Debt securities issued by states
    of the United States and
    political subdivisions of the
    states.........................  $  178,475 $  176,325   $  --     $(2,150)
   Corporate and other debt
    securities.....................     264,317    263,211       42     (1,148)
                                     ---------- ----------   ------    -------
       Total short-term
        investments................  $  442,792 $  439,536   $   42    $(3,298)
                                     ========== ==========   ======    =======

The following represents the maturities of investments in debt securities as of May 31:

                                                               Amortized Cost
                                                                    Basis
                                                             -------------------
   (in thousands)                                               2001      2000
   --------------------------------------------------------- ---------- --------
   Due in 0-1 year.......................................... $1,438,495 $332,792
   Due in 1-2 year.......................................... $      --  $110,000
                                                             ---------- --------
       Total................................................ $1,438,495 $442,792
                                                             ========== ========

The Company has classified its marketable equity securities as available-for-sale (included in intangible and other assets in the accompanying consolidated balance sheets) and recorded net unrealized holding gains (losses) in stockholders' equity of ($69.1 million) and $53.6 million as of May 31, 2001 and 2000, respectively, which were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customers' financial position and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is highly diversified.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

Transfer of Financial Assets

The Company offers its customers the option to acquire its software and services through payment plans, financing or leasing contracts. In general, the Company transfers future payments under these contracts to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125, issued in September 2000.

Property

Property is stated at cost. Capital leases are recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method based on estimated useful lives of the assets which range from two to forty years. Capital leases and leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Revenues

Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services and are included in customer advances and unearned revenues in the accompanying balance sheet.

Long-Term Debt

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long-term debt approximated market value at May 31, 2001.

Revenue Recognition

In December 1999, the SEC released SAB No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

The Company generates several types of revenue including the following:

License and Sublicense Fees. The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity based on a maximum number of processors or a maximum number of named users. Prior to the introduction of Oracle9i in June 2001, the Company's standard licensing model was based on a maximum number of power units (processing power of the computers in the customer's network) or a maximum number of named users. The Company also enters into other license agreement types, which allow for the use of the Company's products, usually restricted by the number of employees or the license term. Fees from licenses are recognized as revenue upon shipment, provided fees are fixed and determinable, collection is probable, and vendor specific evidence exists to determine the value of any undelivered elements of the arrangement. Fees from licenses sold together with consulting services are generally recognized upon shipment provided that the above criteria have been met, payment of the license fees is not

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances where the aforementioned criteria have not been met, both the license and consulting fees are recognized under the percentage of completion method of contract accounting.

The Company receives sublicense fees from its partners in the Oracle Partners Program based on the sublicenses granted by the Oracle partners. Sublicense fees are typically based on a percentage of the Company's list price and are generally recognized as they are reported by the partner.

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

Accounting for Stock-Based Compensation

Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its employee stock option plans. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44.") FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the first quarter of fiscal 2001 with no material effect on the Company's consolidated financial position, results of operations or cash flows. See Note 8 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 2001, 2000 and 1999 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

Income Taxes

Deferred income taxes are provided for timing differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the timing of recognition of certain revenue items, the timing of the deductibility of certain reserves and accruals for income tax purposes and the timing of recognition of subsidiary equity transactions.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $133.1 million, $97.6 million and $80.9 million in fiscal 2001, 2000 and 1999, respectively.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. PROPERTY

Property consists of:

                                                         Year Ended May 31,
                                                       ------------------------
(in thousands)                                            2001         2000
------------------------------------------------------ -----------  -----------
Computer equipment.................................... $ 1,111,122  $   991,254
Buildings and improvements............................     752,602      698,291
Furniture and fixtures................................     321,878      316,933
Land..................................................     106,693      108,096
Automobiles...........................................      11,342       10,456
                                                       -----------  -----------
    Total.............................................   2,303,637    2,125,030
Accumulated depreciation and amortization.............  (1,328,886)  (1,190,575)
                                                       -----------  -----------
Property, net......................................... $   974,751  $   934,455
                                                       ===========  ===========

During fiscal 1994, the Company purchased $85.1 million in mortgage notes. These notes are the obligations of IV Centrum Associates, a real estate limited partnership, which owns two buildings leased by the Company at its headquarters site. The Company also became a 74% limited partner in IV Centrum Associates by making a capital contribution of approximately $4.0 million. The Company has the right to leave the partnership and to take full title to both buildings without making further capital contributions. As a result of the original note purchases and capital contribution, the Company capitalized the two building leases and the $89.1 million in payments have been classified as buildings and improvements.

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

Equipment under capital leases included in property at May 31, 2001 and 2000 was $38.7 million and $39.9 million, respectively. Accumulated amortization of leased equipment at such dates was $26.7 million and $26.9 million, respectively.

As of May 31, 2001, future minimum annual lease payments under capital leases together with their present value were:

   Year Ended May 31,                                             (in thousands)
   -------------------------------------------------------------- --------------
   2002..........................................................     $  617
   2003..........................................................        525
   2004..........................................................        366
   2005..........................................................         90
                                                                      ------
       Total minimum lease payments..............................      1,598
   Amount representing interest..................................       (217)
                                                                      ------
       Present value of minimum lease payments...................     $1,381
                                                                      ======

3. NOTES PAYABLE AND CURRENT MATURITIES OF LONG-TERM DEBT

At May 31, 2001 and 2000, the Company had unsecured short-term borrowings from banks which were payable on demand in the amounts of $2.3 million and $2.4 million, respectively. The Company also had current maturities of long-term debt of $534,000 and $320,000 at May 31, 2001 and 2000, respectively.

4. LONG-TERM DEBT

Long-term debt consists of:

                                                              Year Ended May
                                                                    31,
                                                             ------------------
   (in thousands)                                              2001      2000
   --------------------------------------------------------- --------  --------
   Senior notes............................................. $300,000  $300,000
   Capital lease obligations (See Note 2)...................    1,381     1,070
   Other....................................................      --         20
                                                             --------  --------
       Total................................................  301,381   301,090
   Current maturities.......................................     (534)     (320)
                                                             --------  --------
   Long-term debt........................................... $300,847  $300,770
                                                             ========  ========

During fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations of the Company that rank on a parity with all other unsecured and unsubordinated indebtedness of the Company that may be outstanding.

5. COMMITMENTS

In December 1996, the Company entered into a seven year master lease facility which provides for the construction or purchase of up to $150.0 million of property and improvements to be leased to the Company. In May 1998, this facility was increased by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. The Company's obligations under the lease facility initially are collateralized

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

by a forward contract to sell 36,000,000 shares of the Company's Common Stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. The buyer may complete the sale in certain circumstances as defined by the forward contract. The Company may, at its option, anytime during the lease term substitute other collateral such as U.S. treasury securities. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value which will be determined at the lease inception date for each property. As of May 31, 2001, approximately $167.6 million of the master lease facility had been utilized. As of May 31, 2001, the general terms of the $182.0 million master lease facility call for a residual guarantee of the leased property equal to 85% of its original cost. As the net present value of the minimum lease payments, including this 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases have been classified as operating leases.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock." During the third quarter of fiscal 2001, the Company modified the forward contract mentioned in the previous paragraph to be in compliance with its requirements. The modifications, which allow the Company to continue to account for such forward contract as an equity instrument instead of being classified as an asset or liability contract requiring it to be marked to fair value through earnings each period, primarily consist of a provision to permit the Company to settle in unregistered shares and the removal of collateral requirements.

As of May 31, 2001, future minimum annual lease payments of the master lease facility on completed properties are as follows:

   Year Ended May 31,                                             (in thousands)
   -------------------------------------------------------------- --------------
   2002..........................................................    $ 8,885
   2003..........................................................      4,443
                                                                     -------
       Total.....................................................    $13,328
                                                                     =======

Additional facilities and certain furniture and equipment are leased under operating leases. As of May 31, 2001, future minimum annual lease payments (excluding the master lease facility discussed above and the lease payments related to capitalized facilities discussed in Note 2) are as follows:

   Year Ended May 31,                                             (in thousands)
   -------------------------------------------------------------- --------------
   2002..........................................................    $103,608
   2003..........................................................      88,250
   2004..........................................................      72,611
   2005..........................................................      49,538
   2006..........................................................      35,180
   2007 and thereafter...........................................     158,397
                                                                     --------
       Total.....................................................    $507,584
                                                                     ========

Rent expense was $240.7 million, $259.9 million and $240.4 million for fiscal years 2001, 2000 and 1999, net of sublease income of approximately $11.4 million, $1.9 million and $4.0 million, respectively. Certain of the Company's lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


6. SUBSIDIARY STOCK TRANSACTIONS

Oracle Japan

In February 1999, Oracle Japan, a majority-owned subsidiary, issued and sold 4,570,000 shares of common stock at approximately $57 per share in an initial public offering in Japan. In connection with this offering, Oracle Japan received cash proceeds of $248.8 million, net of issuance costs of $13.8 million. The Company's ownership interest in Oracle Japan was reduced from 90.78% to 84.94% following the issuance and sale of the aforementioned shares. The Company recorded a credit to stockholders' equity of $133.1 million, net of deferred taxes of $73.7 million, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering.

In February 1999, subsequent to the initial public offering, the Company sold 250,000 of its existing shares of Oracle Japan's common stock at approximately $99 per share. In connection with this sale, the Company received cash proceeds of $25.0 million. The Company's ownership interest in Oracle Japan was reduced from 84.94% to 84.59% following the sale of the aforementioned shares. The Company recorded a gain from this sale of $24.5 million, which is included in net investment gains related to equity securities in the accompanying consolidated statements of operations.

In April 2000, Oracle Japan issued and sold 250,000 shares of its common stock at approximately $772 per share in a public offering. As a result of the issuance of new shares and the sale of existing shares, the Company's ownership interest in Oracle Japan was reduced from 84.59% to 74.16%. The Company has recorded a credit to stockholders' equity in the amount of $88.7 million, net of deferred taxes of $48.8 million, reflecting the increase in its share of the net assets of Oracle Japan related to the stock offering. Separately, the Company sold 8,700,000 shares in Oracle Japan, resulting in a gain of $6.5 billion and related taxes of $2.5 billion.

Liberate Technologies

In April 1999, Liberate, a then majority-owned subsidiary of the Company, issued and sold 5,208,326 shares of its preferred stock at approximately $9.60 per share to third parties. Liberate received cash proceeds of $47.0 million, net of issuance costs of $3.0 million. The Company's ownership interest in Liberate was reduced from 70.11% to 59.20% following the offering. In conjunction with this sale, the Company recorded a credit to stockholders' equity in the amount of $26.9 million, net of deferred taxes of $17.6 million, reflecting the increase in its share of the net assets of Liberate related to the stock offering.

In July 1999, Liberate issued and sold 6,701,050 shares of common stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $98.0 million, net of issuance costs of $9.2 million. The Company's ownership interest in Liberate was reduced from 59.20% to 48.24% following the offering. As a result of the offering, the Company recorded a credit to stockholders' equity in the amount of $31.5 million, net of deferred taxes of $19.7 million, reflecting the increase in its share of the net assets of Liberate related to the stock offering. In addition, effective July 1, 1999, the Company began to account for its ownership interest in Liberate using the equity method of accounting.

In February 2000, Liberate issued and sold 2,890,000 shares of common stock at approximately $108 per share in a public offering. As a result of the offering, the Company recorded a credit to stockholders' equity in the amount of $73.6 million, net of deferred taxes of $46.1 million, reflecting the increase in its share of the net assets of Liberate related to the stock offering. Separately, the Company sold 4,274,703 shares in Liberate, resulting in a gain in the amount of $431.8 million and related taxes of $166.3 million.

During fiscal 2000, Liberate and another of the Company's subsidiaries entered into a number of other equity transactions that resulted in an increase in the Company's share in their net assets. As a result of these

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

transactions, the Company recorded an additional credit to stockholders' equity, net of deferred taxes, in the amount of $94.8 million.

In January 2001, the Company created an irrevocable trust (the "Liberate Trust") to hold all the Company's shares (the "Liberate Shares") of Liberate. The trustees of the Liberate Trust must vote the Liberate Shares in the same proportion as all the other stockholders of Liberate (determined as of the last business day prior to a Liberate Stockholders' Meeting or the earliest time thereafter that the voting results are provided to the Trustee). The Company controls the timing of the sales of the Liberate Shares, subject to a standstill agreement with Liberate and the trustee of the Liberate Trust, and receives the proceeds of any such sales. The Liberate Trust terminates only after all shares have been sold. The standstill agreement prohibits the Company from acquiring any common shares or voting shares of Liberate or other securities or rights convertible or exchangeable for such shares and limits the Company's ability to sell the Liberate Shares to (1) sales in compliance with the volume and manner of sale limitations of Rule 144 under the Securities Act, (2) sales pursuant to a firm commitment, underwritten distribution to the public, (3) sales to a person who will own 10% or less of the total voting power of Liberate after such sale or (4) sales pursuant to a tender or exchange offer to the Liberate stockholders that is not opposed by Liberate's Board of Directors. The standstill agreement terminates two years after the termination of the Liberate Trust or sooner if Liberate is dissolved, liquidated or wound up, substantially all Liberate's assets are sold or another entity acquires Liberate by merger or consolidation. Effective February 1, 2001, the Company began to account for its ownership interest in Liberate as available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of May 31, 2001, the Company's ownership interest in Liberate was approximately 32%.

7. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan and forward contract to sell 36.0 million shares of the Company's Common Stock (see Note 5 of Notes to Consolidated Financial Statements) using the treasury stock method. Approximately 66.9 million outstanding stock options were excluded from the calculation of diluted earnings per share for fiscal 2001 because they were anti-dilutive. However, these options could be dilutive in the future.

On October 12, 2000, the Company effected a two-for-one stock split in the form of a common stock dividend to stockholders of record as of September 25, 2000. All per share data and numbers of Common shares, where appropriate, have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Year Ended May 31,
                                              --------------------------------
   (in thousands, except per share data)         2001       2000       1999
   ------------------------------------------ ---------- ---------- ----------
   Net income................................ $2,561,096 $6,296,803 $1,289,758
                                              ========== ========== ==========
   Weighted average common shares
    outstanding..............................  5,596,721  5,678,839  5,782,352
   Dilutive effect of employee stock plans
    and forward contract.....................    268,085    317,003    154,548
                                              ---------- ---------- ----------
   Diluted weighted average common shares
    outstanding..............................  5,864,806  5,995,842  5,936,900
                                              ========== ========== ==========
   Basic earnings per share.................. $     0.46 $     1.11 $     0.22
                                              ========== ========== ==========
   Diluted earnings per share................ $     0.44 $     1.05 $     0.22
                                              ========== ========== ==========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


The net income amount for fiscal 2000 included an after-tax amount of $4.2 billion, which relate primarily to gains on sale of existing shares in Oracle Japan and Liberate. Excluding the effects of these transactions, the diluted earnings per share would have been $0.34.

8. STOCKHOLDERS' EQUITY

Stock Option Plans

In fiscal 1992, the Company adopted the 1991 Long-Term Equity Incentive Plan (the "1991 Plan"), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options), and long-term performance awards to eligible employees, officers and directors of the Company. Under the terms of this plan, options to purchase 1,412,500,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. As of May 31, 2001, options to purchase 434,522,232 shares of Common Stock were outstanding, of which 194,146,993 shares were vested. No options for shares were available for future grant under the plan at May 31, 2001. The Company did not issue any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 2001, the Company adopted the 2000 Long-Term Equity Incentive Plan (the "2000 Plan"), which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options) and long-term performance awards to eligible employees, officers, independent consultants and directors of the Company. Under the terms of the 2000 plan, options to purchase Common Stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. On October 16, 2000, the 1991 Plan was retired for future awards and the number of shares of Common Stock remaining available for grant under the 1991 Plan, 545,347,455 shares, were transferred to the 2000 Plan which replaced the 1991 Plan with respect to future awards. If any shares reserved for an outstanding award under the 1991 Plan are forfeited, repurchased, or any such award otherwise terminates without a payment being made to the participant in the form of stock, such shares underlying such award will also become available for future awards under the 2000 Plan. As of May 31, 2001, an additional 21,783,574 shares had been transferred from the 1991 Plan and approximately 564,678,429 shares of Common Stock are available for future awards. As of May 31, 2001, options to purchase 2,452,600 shares of Common Stock were outstanding, none of which were vested. To date, the Company has not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Company's Board of Directors adopted the 1993 Directors Stock Option Plan (the "1993 Directors Plan"), which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 20,250,000 shares of Common Stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors Plan, all grants of options to purchase shares of the Company's Common Stock are automatic and nondiscretionary. Each individual who becomes an outside director shall automatically be granted options to purchase 120,000 shares. The 1993 Directors Plan also provides for subsequent stock option grants. On May 31 of each year, each outside director will be granted options to purchase 60,000 shares of the Company's Common Stock, provided that on such date the outside director has served on the Company's Board of Directors for at least six months. In addition, in lieu of the grant of an option to purchase 60,000 shares of Common Stock, each outside director who has served as the Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase
180,000 shares of Common Stock on May 31 of each year, provided that the outside director has served as a

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

Chairman of any such committee for at least one year. In addition, an outside director, who is the Chairman of the Committee on Compensation and Management Development of the Company's Board of Directors and who has served on such Committee for at least one year, will be granted options to purchase 150,000 shares of Common Stock on May 31 of each year beginning May 31, 1998. As of May 31, 2001, options to purchase 4,679,738 shares of Common Stock were outstanding, of which 2,753,738 were vested. Options for 10,603,364 shares were available for future grant under this plan at May 31, 2001. On August 8, 2001, the 1993 Directors Plan was amended to reduce the number of shares included in each of the above described option grants to the outside directors by one third. The 1993 Directors Plan was also amended to change the grant to the outside director who has served as Chairman of the Executive or Finance and Audit Committee of the Company's Board of Directors to require such director to be the Chairman of both such Committees and, in lieu of the grant of an option to purchase 40,000 shares of Common Stock, each outside director who has served as the Vice Chairman of the Finance and Audit Committee of the Company's Board of Directors will be granted options to purchase 60,000 shares of Common Stock on May 31 of each year, provided that the outside director has served in such capacity for at least six months.

The following table summarizes stock option plan activity:

                                                  Shares Under  Weighted Average
                                                     Option      Exercise Price
                                                  ------------  ----------------
   Balance, May 31, 1998.........................  414,775,728       $ 2.89
     Granted.....................................  168,013,432         4.47
     Exercised...................................  (67,023,120)        2.34
     Canceled....................................  (35,384,020)        3.83
                                                  ------------
   Balance, May 31, 1999.........................  480,382,020       $ 3.45
     Granted.....................................  257,319,218        15.37
     Exercised................................... (100,821,880)        2.99
     Canceled....................................  (44,466,324)        5.61
                                                  ------------
   Balance, May 31, 2000.........................  592,413,034       $ 8.55
     Granted.....................................   13,017,680        36.41
     Exercised................................... (109,491,047)        3.18
     Canceled....................................  (54,285,097)        9.66
                                                  ------------
   Balance, May 31, 2001.........................  441,654,570       $10.56
                                                  ============

As of May 31, 2001, the Company had reserved 1,016,936,363 shares of Common Stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 2001 was $0.12 to $45.60. The range of exercise prices for options is due to the fluctuating price of the Company's stock over the period of the grants.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


The following table summarizes information about stock options outstanding at May 31, 2001:

                                                                    Weighted
                                                                     Average
                  Number                      Weighted   Number     Exercise
                Outstanding     Weighted      Average  Exercisable  Price of
   Range of        as of    Average Remaining Exercise    as of    Exercisable
Exercise Price    5/31/01   Contractual Life   Price     5/31/01     Options
--------------  ----------- ----------------- -------- ----------- -----------
$ 0.12--$ 3.68   55,190,863       3.93         $ 2.21   47,360,485   $ 2.06
$ 3.69--$ 3.79   51,328,085       5.65         $ 3.77   38,324,773   $ 3.76
$ 3.82--$ 4.08   61,281,440       6.68         $ 4.03   29,561,125   $ 3.99
$ 4.10--$ 6.05   45,493,850       6.45         $ 4.69   33,841,604   $ 4.64
$ 6.22--$ 6.88  141,831,566       7.97         $ 6.86   30,345,327   $ 6.85
$ 7.29--$40.75   28,236,399       8.52         $18.74    6,122,076   $15.09
$40.81--$40.81   51,983,741       8.78         $40.81   11,251,767   $40.81
$40.97--$43.44    6,112,026       8.72         $41.38       93,574   $41.76
$45.47--$45.47       99,400       9.25         $45.47          --       --
$45.60--$45.60       97,200       9.27         $45.60          --       --
                -----------                            -----------
$ 0.12--$45.60  441,654,570       7.00         $10.56  196,900,731   $ 6.50
                ===========                            ===========

Stock Purchase Plan

In October 1987, the Company adopted an Employee Stock Purchase Plan (the "1987 Purchase Plan") and reserved 324,000,000 shares of Common Stock for issuance thereunder. In September 1992, the plan was amended to reserve an additional 10,125,000 shares of Common Stock. The 1987 Purchase Plan was terminated on September 30, 1992 and the remaining shares became available for issuance under the 1992 Purchase Plan.

In August 1992, the Company adopted the Employee Stock Purchase Plan (1992) (the "1992 Purchase Plan"). To date 405,000,000 shares of Common Stock have been reserved for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 2001, 239,764,513 shares had been issued and 165,235,487 shares were reserved for future issuances under this plan.

During fiscal 2001, 2000 and 1999, the Company issued 9,762,138, 26,057,212 and 36,118,540 shares, respectively, under the 1992 Purchase Plan. If the Company had elected to recognize the compensation cost based on the fair value of the employee's purchase rights, the cost would have been estimated using the Black-Scholes model, with the following assumptions for each of the two six-month periods in fiscal 2001, 2000 and 1999: (i) dividend yield of zero percent for all periods, (ii) expected life of one-half year for all periods,
(iii) expected volatility of 76%, 67%, and 48% and (iv) risk-free interest rates within a range of 4.47%-6.29%. The weighted-average fair value of each purchase right granted in fiscal 2001, 2000 and 1999 was $14.43, $3.10 and $1.60 per share, respectively.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and subsequently amended on March 22, 1999. Pursuant to the Shareholder Rights Plan, the Company distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of the Company's Common Stock held by stockholders of record as of December 31, 1990. The Board of Directors also authorized the issuance of Rights for each share of Common Stock issued after the

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire the Company. As a result of stock splits effected by the Company, each share of Common Stock now has associated with it one-sixth of a right.

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

Stock Repurchases

The Company's Board of Directors has approved the repurchase of up to 1,096.0 million shares of Common Stock to reduce the dilutive effect of the Company's stock plans. Pursuant to this repurchase program, the Company has repurchased a total of 1,075.9 million shares for approximately $12.1 billion. In addition to the 20.1 million shares available for repurchase, in April 2001, the Board of Directors authorized an additional $3.0 billion for repurchases. In fiscal 2001, 2000, and 1999, the Company purchased 141,564,260, 290,741,854, and
218,626,076 shares of the Company's Common Stock, respectively. The amounts paid were approximately $4.3 billion, $5.3 billion, and $1.1 billion, in fiscal 2001, 2000 and 1999, respectively.

Stock Warrants

During fiscal 1999 and fiscal 1998 the Company, as part of its authorized stock repurchase program, sold put warrants and purchased call options through private placements with institutional investors. The transactions were exempt under Section 4(2) of the Securities Act. The put warrants, if exercised, would entitle the holder to sell one share of Common Stock to the Company at a specified price. Similarly, the call options entitle the Company to buy, on a specified day, one share of the Company's Common Stock at a specified price. As of May 31, 2001, the Company had no outstanding put warrants or call options. During fiscal 2001, the Company exercised call options for 4,000,000 shares at an average price of $6.52. The 4,000,000 shares are included in the repurchased shares discussed above.

Accounting for Stock-Based Compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to May 31, 1996 under the fair value method of that statement.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


The fair value of options granted for fiscal years ending May 31, 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                      Year Ended May 31,
                               ----------------------------------
   Employee Stock Options         2001        2000        1999
   --------------------------  ----------  ----------  ----------
   Expected life from vest
    date (in years):
     Employees...............        0.33        0.45        0.59
     Officers and directors..   0.21-6.01   0.52-6.31   0.66-6.17
   Risk-free interest rates..   4.09-6.56%  5.28-6.72%    4.5-5.7%
   Volatility................       76.00%      67.00%      48.00%
   Dividend yield............         --          --          --

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.
The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 2001, 2000 and 1999 was $18.86, $7.84 and $1.73 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                      Year Ended May 31,
                               ----------------------------------
   (in thousands, except per
   share data)                    2001        2000        1999
   --------------------------  ----------  ----------  ----------
   Net income
     As reported.............  $2,561,096  $6,296,803  $1,289,758
     Pro forma...............  $2,107,811  $5,935,834  $1,163,601
   Earnings per share
     Basic...................  $     0.46  $     1.11  $     0.22
     Diluted.................  $     0.44  $     1.05  $     0.22
     Pro forma Basic.........  $     0.38  $     1.05  $     0.20
     Pro forma Diluted.......  $     0.36  $     0.99  $     0.20

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for fiscal 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net income and earnings per share in future years for the following reasons: 1) the number of future shares to be issued under these plans is not known, 2) the assumptions used to determine the fair value can vary significantly.

9. INCOME TAXES

The following is a geographical breakdown of the Company's income before taxes:

                                                      Year Ended May 31,
                                               ---------------------------------
   (in thousands)                                 2001       2000        1999
   ------------------------------------------- ---------- ----------- ----------
   Domestic................................... $2,661,298 $ 9,269,069 $1,301,712
   Foreign....................................  1,309,932     854,365    680,366
                                               ---------- ----------- ----------
       Total.................................. $3,971,230 $10,123,434 $1,982,078
                                               ========== =========== ==========

                               ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  May 31, 2001

The provision for income taxes consists of the following:

                                                     Year Ended May 31,
                                               --------------------------------
   (in thousands)                                 2001        2000       1999
   ------------------------------------------- ----------  ----------  --------
   Current provision:
     Federal.................................. $  954,115  $3,002,644  $306,558
     State....................................    119,095     543,936    96,161
     Foreign..................................    495,612     313,245   287,321
                                               ----------  ----------  --------
       Total current..........................  1,568,822   3,859,825   690,040
                                               ----------  ----------  --------
   Deferred provision (benefit):
     Federal..................................   (138,780)     (5,160)   29,468
     State....................................    (11,492)    (21,652)  (13,700)
     Foreign..................................     (8,416)     (6,382)  (13,488)
                                               ----------  ----------  --------
       Total deferred.........................   (158,688)    (33,194)    2,280
                                               ----------  ----------  --------
   Total...................................... $1,410,134  $3,826,631  $692,320
                                               ==========  ==========  ========

The provision for income taxes differs from the amount computed by applying the federal statutory rate to the Company's income before taxes as follows:

                                                   Year Ended May 31,
                                             --------------------------------
   (in thousands)                               2001        2000       1999
   ----------------------------------------- ----------  ----------  --------
   Tax provision at statutory rate.......... $1,389,931  $3,543,202  $693,727
   State tax expense, net of federal
    benefit.................................    103,976     339,485    42,589
   Other, net...............................    (83,773)    (56,056)  (43,996)
                                             ----------  ----------  --------
     Provision for income taxes............. $1,410,134  $3,826,631  $692,320
                                             ==========  ==========  ========

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


The components of the deferred tax assets and liabilities, as reflected on the balance sheet, consist of the following:

                                                          Year Ended May 31,
                                                          --------------------
   (in thousands)                                           2001       2000
   ------------------------------------------------------ ---------  ---------
   Deferred tax liabilities:
     Unrealized gain on stock............................ $(317,953) $(291,211)
     Capitalized software development costs..............   (29,215)   (35,179)
                                                          ---------  ---------
       Total deferred tax liabilities....................  (347,168)  (326,390)
                                                          ---------  ---------
   Deferred tax assets:
     Reserves and accruals...............................   214,365    228,682
     Differences in timing of revenue recognition........   157,862    163,961
     Depreciation and amortization.......................   112,185     91,688
     Foreign tax credits.................................    74,847      2,601
     Employee compensation and benefits..................    65,776     57,662
     Other tax assets....................................    51,465     63,597
                                                          ---------  ---------
       Total deferred tax assets.........................   676,500    608,191
     Valuation allowance.................................    (8,348)   (12,723)
                                                          ---------  ---------
       Net............................................... $ 320,984  $ 269,078
                                                          =========  =========
   Recorded as:
     Prepaid and refundable income taxes................. $ 272,742  $ 212,829
     Long-term prepaid income taxes......................   376,030    322,379
     Deferred income taxes...............................  (327,788)  (266,130)
                                                          ---------  ---------
                                                          $ 320,984  $ 269,078
                                                          =========  =========

The Company provides U.S. income taxes on the earnings of foreign subsidiaries, unless they are considered permanently invested outside the U.S. As of May 31, 2001, the cumulative amount of earnings upon which U.S. income taxes have not been provided are approximately $1,407.9 million. At May 31, 2001, the unrecognized deferred tax liability for these earnings is approximately $248.7 million.

Certain foreign subsidiaries of the Company have net operating loss carry-forwards at May 31, 2001, totaling approximately $51.0 million, which may be used to offset future taxable income. These carry-forwards expire at various dates; $1.6 million in 2002, $5.7 million in 2003, $5.4 million in 2004, $1.1 million in 2005, $22.4 million in 2006, $1.9 million in 2007 and the remaining balance of $12.9 million has no expiration.

The Company's federal tax returns have been examined by the IRS for all years through 1995. The IRS has assessed taxes for years 1988 through 1995 that the Company is contesting in Tax Court. The IRS is examining the Company's U.S. income tax returns for 1996 through 1999. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position (see
Note 11).

10. SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in the Company's financial statements. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

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

The license line of business is engaged in the licensing of information management software. Information management software can be classified into two broad categories: systems software and business applications software. Systems software includes database management software, application server software and development tools. Business applications software includes both Enterprise Resource Planning and Customer Relationship Management applications. The support line of business provides customers with a wide range of support services that include on-site support, telephone or internet access to support personnel, as well as software updates. The education line of business provides both media-based and instructor-led training to customers on how to use the Company's products. The consulting line of business assists customers in the implementation of applications based on the Company's products.

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


The following table presents a summary of operating segments:(/1/)

                                                    Year Ended May 31,
                                            ----------------------------------
   (in thousands)                              2001        2000        1999
   ---------------------------------------- ----------- ----------- ----------
   License:
     Revenues from unaffiliated
      customers(/2/)....................... $ 4,650,500 $ 4,382,941 $3,651,521
     Distribution expenses.................   2,040,106   2,021,212  2,126,407
     Depreciation expense..................      25,062      35,421     38,491
                                            ----------- ----------- ----------
     Distribution margin(/3/).............. $ 2,585,332 $ 2,326,308 $1,486,623
   Support(/4/):
     Revenues from unaffiliated
      customers(/2/)....................... $ 3,568,928 $ 2,978,772 $2,342,318
     Distribution expenses.................     627,673     721,729    622,661
     Depreciation expense..................      16,659      22,456     20,048
                                            ----------- ----------- ----------
     Distribution margin(/3/).............. $ 2,924,596 $ 2,234,587 $1,699,609
   Education:
     Revenues from unaffiliated
      customers(/2/)....................... $   482,547 $   529,321 $  497,887
     Distribution expenses.................     277,992     300,303    360,812
     Depreciation expense..................       5,471       9,889     12,820
                                            ----------- ----------- ----------
     Distribution margin(/3/).............. $   199,084 $   219,129 $  124,255
   Consulting:
     Revenues from unaffiliated
      customers(/2/)....................... $ 2,157,697 $ 2,239,093 $2,335,526
     Distribution expenses.................   1,654,551   1,673,716  1,795,069
     Depreciation expense..................      26,630      35,415     33,916
                                            ----------- ----------- ----------
     Distribution margin(/3/).............. $   476,516 $   529,962 $  506,541
   Totals:
     Revenues from unaffiliated
      customers(/2/)....................... $10,859,672 $10,130,127 $8,827,252
     Distribution expenses.................   4,600,322   4,716,960  4,904,949
     Depreciation expense..................      73,822     103,181    105,275
                                            ----------- ----------- ----------
   Distribution margin(/3/)................ $ 6,185,528 $ 5,309,986 $3,817,028
                                            =========== =========== ==========

(/1/)For business and management evaluation purposes, the Company from time to time changes the underlying structure for its operating segments. Although not materially different, segment data related to prior periods were reclassified, as required by SFAS No. 131, to conform to the current organizational structure.
(/2/)Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes.
(/3/)The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for product development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.
(/4/)Support includes update rights which, in certain sectors of the software industry such as the "shrink wrap sector," would typically be classified as license revenue.

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001


Profit reconciliation

                                                Year Ended May 31,
                                        -------------------------------------
   (in thousands)                          2001         2000         1999
   ------------------------------------ -----------  -----------  -----------
   Total distribution margin for
    reportable segments................ $ 6,185,528  $ 5,309,986  $ 3,817,028
   Product development and information
    technology expenses................  (1,512,000)  (1,391,737)  (1,061,042)
   Marketing and partner program
    expenses...........................    (458,262)    (404,845)    (378,215)
   Corporate and general and
    administrative expenses............    (353,302)    (349,916)    (445,110)
   Net investment gains (losses)
    related to equity securities.......     (17,087)   6,936,955       24,457
   Other income, net...................     126,353       22,991       24,960
                                        -----------  -----------  -----------
   Income before provision for income
    taxes.............................. $ 3,971,230  $10,123,434  $ 1,982,078
                                        ===========  ===========  ===========

License revenue by product

                                                      Year Ended May 31,
                                               --------------------------------
   (in thousands)                                 2001       2000       1999
   ------------------------------------------- ---------- ---------- ----------
   Systems software........................... $3,561,663 $3,391,825 $2,945,226
   Business applications......................  1,022,220    923,204    645,497
   Other revenues(/1/)........................     66,617     67,912     60,798
                                               ---------- ---------- ----------
       Total license revenues................. $4,650,500 $4,382,941 $3,651,521
                                               ========== ========== ==========

(/1/)Other revenues include documentation and miscellaneous other revenues.

Geographic information

                                                 Year Ended May 31,
                         -------------------------------------------------------------------
                                  2001                   2000                  1999
                         ---------------------- ---------------------- ---------------------
                                     Long Lived             Long Lived            Long Lived
(in thousands)            Revenues     Assets    Revenues     Assets    Revenues    Assets
------------------------ ----------- ---------- ----------- ---------- ---------- ----------
USA..................... $ 5,541,568 $1,265,143 $ 5,270,869 $1,394,936 $4,485,924 $1,381,562
United Kingdom..........     866,113    165,413     779,672    201,436    847,587    204,456
Germany.................     439,853     11,256     473,118      6,442    452,720      4,462
Japan...................     766,042     52,317     603,687     52,780    436,756     41,871
France..................     325,131      4,692     304,581      8,378    301,855     10,652
Canada..................     278,016     30,529     243,273      8,939    230,690      7,783
Other Foreign
 Countries..............   2,642,949    537,660   2,454,928    520,534  2,071,720    161,594
                         ----------- ---------- ----------- ---------- ---------- ----------
    Total............... $10,859,672 $2,067,010 $10,130,128 $2,193,445 $8,827,252 $1,812,380
                         =========== ========== =========== ========== ========== ==========

11. LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer on and after March 9, 2001. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint is brought on behalf of purchasers of the stock of the Company during the period December 15, 2000 through March 1, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance and the

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

performance of certain of its applications products, while certain individual defendants were selling Company stock, in violation of Federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. On June 20, 2001 the Court consolidated the class actions into a single action and appointed lead plaintiff and class counsel. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

Shareholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara on and after March 12, 2001. Three similar shareholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County. The derivative suits were brought by Company stockholders, allegedly on behalf of the Company, against all of the Company's directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and the performance of certain of its applications products while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and a declaration that the defendants breached their fiduciary duties. The Company has not yet responded to these complaints.

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

                              ORACLE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 May 31, 2001

final outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of any of these or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

SCHEDULE II

                               ORACLE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance
                            at       Additions                           Balance
                         Beginning    Charged     Write-    Translation  at End
(in thousands)           of Period to Operations   offs     Adjustments of Period
------------------------ --------- ------------- ---------  ----------- ---------
Allowance for Doubtful
 Accounts
Year Ended:
  May 31, 1999.......... $195,609    $ 96,989    $ (73,736)   $(1,766)  $217,096
                         ========    ========    =========    =======   ========
  May 31, 2000.......... $217,096    $135,125    $ (71,973)   $(8,045)  $272,203
                         ========    ========    =========    =======   ========
  May 31, 2001.......... $272,203    $255,649    $(116,065)   $(8,482)  $403,305
                         ========    ========    =========    =======   ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2001.

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

                 Name                                Title                    Date
                 ----                                -----                    ----

/s/ Lawrence J. Ellison                Chief Executive Officer and       August 10, 2001
______________________________________ Chairman of the Board of
Lawrence J. Ellison                    Directors
                                       (Principal Executive Officer)

/s/ Jeffrey O. Henley                  Executive Vice President,         August 10, 2001
______________________________________ Chief Financial Officer and
Jeffrey O. Henley                      Director
                                       (Principal Financial Officer)

/s/ Jennifer L. Minton                 Senior Vice President and         August 10, 2001
______________________________________ Corporate Controller
Jennifer L. Minton                     (Principal Accounting Officer)

/s/ Jeffrey Berg                       Director                          August 10, 2001
______________________________________
Jeffrey Berg

/s/ Michael J. Boskin                  Director                          August 10, 2001
______________________________________
Michael J. Boskin

/s/ Jack F. Kemp                       Director                          August 10, 2001
______________________________________
Jack F. Kemp

/s/ Kay Koplovitz                      Director                          August 10, 2001
______________________________________
Kay Koplovitz

/s/ Donald L. Lucas                    Director                          August 10, 2001
______________________________________
Donald L. Lucas

/s/ Richard A. McGinn                  Director                          August 10, 2001
______________________________________
Richard A. McGinn

                               ORACLE CORPORATION
                               INDEX OF EXHIBITS

   Exhibit No.                              Exhibit Titles
   -----------                              --------------

       4.05      Specimen Certificate of Registrant's Common Stock

      10.02      1993 Directors' Stock Option Plan, as amended through August 8, 2001.

      21.01      Subsidiaries of the Registrant

      23.01      Consent of Arthur Andersen LLP