Form 10-Q
period 2001-08-31
ORACLE CORP /DE/
filed 2001-10-12
CIK 777676

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended August 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to       .

                        Commission file number: 0-14376

                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of registrant's common stock outstanding as of September 28, 2001 was 5,561,668,633.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              ORACLE CORPORATION

                          FORM 10-Q QUARTERLY REPORT

                               -----------------

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at August 31, 2001 and May 31, 2001............   3

         Condensed Consolidated Statements of Operations for the three months ended August 31,
         2001 and August 31, 2000.............................................................   4

         Condensed Consolidated Statements of Cash Flows for the three months ended August 31,
         2001 and August 31, 2000.............................................................   5

         Notes to Condensed Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  23

Item 6.  Exhibits and Reports on Form 8-K.....................................................  24

         Signatures...........................................................................  25

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              August 31,       May 31,
(in thousands, except share data)                                                2001           2001
----------------------------------------------------------------------------  -----------    -----------
                                                                              (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................. $ 3,915,579    $ 4,449,166
   Short-term cash investments...............................................   2,135,852      1,438,495
   Trade receivables, net of allowance for doubtful accounts of $399,531 and
     $403,305, respectively..................................................   1,759,789      2,432,131
   Other receivables.........................................................     203,469        281,782
   Prepaid and refundable income taxes.......................................     451,170        272,742
   Prepaid expenses and other current assets.................................     111,435         88,834
                                                                              -----------    -----------
          Total current assets...............................................   8,577,294      8,963,150
Long-term cash investments...................................................     285,544             --
Property, net................................................................   1,026,713        974,751
Long-term prepaid income taxes...............................................     396,631        376,030
Intangible and other assets..................................................     899,758        716,229
                                                                              -----------    -----------
          Total assets....................................................... $11,185,940    $11,030,160
                                                                              ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt.................... $     3,527    $     2,849
   Accounts payable..........................................................     236,782        270,112
   Income taxes payable......................................................   1,077,340        767,087
   Accrued compensation and related benefits.................................     494,979        734,705
   Customer advances and unearned revenues...................................   1,367,240      1,213,529
   Value added tax and sales tax payable.....................................      64,500        165,210
   Other accrued liabilities.................................................     822,352        763,127
                                                                              -----------    -----------
          Total current liabilities..........................................   4,066,720      3,916,619
Long-term debt...............................................................     300,872        300,847
Deferred income taxes........................................................     403,057        327,788
Other long-term liabilities..................................................     195,968        207,135
                                                                              -----------    -----------
          Total liabilities..................................................   4,966,617      4,752,389
                                                                              -----------    -----------
Stockholders' equity:
   Preferred stock, $0.01 par value--authorized, 1,000,000 shares;
     outstanding: none.......................................................          --             --
   Common stock, $0.01 par value and additional paid in capital--authorized,
     11,000,000,000 shares; outstanding: 5,558,917,440 shares at August 31,
     2001 and 5,592,360,823 shares at May 31, 2001...........................   4,834,899      4,820,869
   Retained earnings.........................................................   1,400,483      1,610,480
   Accumulated other comprehensive loss......................................     (16,059)      (153,578)
                                                                              -----------    -----------
          Total stockholders' equity.........................................   6,219,323      6,277,771
                                                                              -----------    -----------
          Total liabilities and stockholders' equity......................... $11,185,940    $11,030,160
                                                                              ===========    ===========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                 Three Months Ended
                                                                     August 31,
                                                               ----------------------
(in thousands, except per share data)                             2001        2000
-------------------------------------------------------------  ----------  ----------
Revenues:
   Licenses and other......................................... $  731,432  $  807,238
   Services...................................................  1,510,613   1,454,637
                                                               ----------  ----------
       Total revenues.........................................  2,242,045   2,261,875
                                                               ----------  ----------
Operating expenses:
   Sales and marketing........................................    535,481     572,964
   Cost of services...........................................    609,873     673,878
   Research and development...................................    253,299     251,027
   General and administrative.................................     97,614     105,965
                                                               ----------  ----------
       Total operating expenses...............................  1,496,267   1,603,834
                                                               ----------  ----------
Operating income..............................................    745,778     658,041
                                                               ----------  ----------
   Net investment gains (losses) related to equity securities.     (3,301)     15,433
   Other income, net..........................................     43,134     102,769
                                                               ----------  ----------
Income before provision for income taxes......................    785,611     776,243
   Provision for income taxes.................................    274,964     275,566
                                                               ----------  ----------
Net income.................................................... $  510,647  $  500,677
                                                               ==========  ==========
Earnings per share:
   Basic...................................................... $     0.09  $     0.09
                                                               ==========  ==========
   Diluted.................................................... $     0.09  $     0.08
                                                               ==========  ==========
Weighted average common shares outstanding:
   Basic......................................................  5,579,811   5,604,058
                                                               ==========  ==========
   Diluted....................................................  5,780,020   5,932,870
                                                               ==========  ==========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                        Three Months Ended
                                                                                            August 31,
                                                                                     ------------------------
(in thousands)                                                                          2001         2000
-------------------------------------------------------------------------------      -----------  -----------
Cash Flows From Operating Activities:
   Net income....................................................................... $   510,647  $   500,677
   Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Depreciation and amortization................................................      65,641       73,160
       Amortization of purchase price in excess of net tangible assets acquired.....      15,360       18,997
       Provision for doubtful accounts..............................................      30,472       41,153
       Net investment losses/(gains) related to equity securities...................       3,301      (15,433)
       Changes in assets and liabilities:
          Decrease in trade receivables.............................................     648,461      794,188
          (Increase) decrease in prepaid expenses and other current assets..........    (120,823)      88,142
          Increase in long-term prepaid income taxes................................     (20,249)      (1,122)
          Decrease in accounts payable..............................................     (33,787)     (34,038)
          Increase (decrease) in income taxes payable...............................     322,737   (2,117,814)
          Decrease in accrued compensation and related benefits.....................    (241,530)    (323,513)
          Increase in customer advances and unearned revenues.......................     149,257      137,486
          Decrease in value added tax and sales tax payable.........................    (101,333)     (81,350)
          Increase in other accrued liabilities.....................................      56,384       56,440
          Decrease in deferred income taxes.........................................      (9,772)        (744)
          Decrease in other long-term liabilities...................................     (11,198)     (10,036)
                                                                                     -----------  -----------
   Net cash provided by (used for) operating activities.............................   1,263,568     (873,807)
                                                                                     -----------  -----------
Cash Flows From Investing Activities:
       Purchases of cash investments................................................  (1,732,534)     (27,000)
       Proceeds from maturities of cash investments.................................     749,633      174,317
       Capital expenditures.........................................................    (112,547)     (73,397)
       Proceeds from sales of marketable securities.................................       9,389       36,252
       (Increase) decrease in intangible and other assets...........................     (18,526)      37,302
                                                                                     -----------  -----------
   Net cash (used for) provided by investing activities.............................  (1,104,585)     147,474
                                                                                     -----------  -----------
Cash Flows From Financing Activities:
       Payments for repurchase of common stock......................................    (753,796)  (1,995,423)
       Proceeds from issuance of common stock.......................................      39,575      130,122
       Proceeds under notes payable and long-term debt, net.........................         653        2,924
                                                                                     -----------  -----------
   Net cash used for financing activities...........................................    (713,568)  (1,862,377)
   Effect of exchange rate changes on cash and cash equivalents.....................      20,998       (3,399)
                                                                                     -----------  -----------
   Net decrease in cash and cash equivalents........................................    (533,587)  (2,592,109)
   Cash and cash equivalents at beginning of period.................................   4,449,166    7,429,206
                                                                                     -----------  -----------
   Cash and cash equivalents at end of period....................................... $ 3,915,579  $ 4,837,097
                                                                                     ===========  ===========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2001
(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending May 31, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan and a forward contract to sell 36.0 million shares of the Company's Common Stock. Approximately 68.8 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended August 31, 2001, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                              Three Months Ended
                                                                  August 31,
                                                             ---------------------
(in thousands, except per share data)                           2001       2000
------------------------------------------------------------ ---------- ----------
Net income.................................................. $  510,647 $  500,677
                                                             ========== ==========

Weighted average common shares outstanding..................  5,579,811  5,604,058
Dilutive effect of employee stock plans and forward contract    200,209    328,812
                                                             ---------- ----------
Diluted weighted average common shares outstanding..........  5,780,020  5,932,870
                                                             ========== ==========

Basic earnings per share.................................... $     0.09 $     0.09
                                                             ========== ==========
Diluted earnings per share.................................. $     0.09 $     0.08
                                                             ========== ==========

ORACLE CORPORATION

August 31, 2001
(unaudited)


3. COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders' equity instead of net income.

The following table sets forth the calculation of comprehensive income for the periods indicated:

                                                   Three Months Ended
                                                       August 31,
                                                   -----------------
(in thousands)                                       2001     2000
-------------------------------------------------- -------- --------
Net income........................................ $510,647 $500,677
Net unrealized gains (losses) on equity securities  115,822   (3,332)
Foreign currency translation gains (losses).......   21,697   (2,918)
                                                   -------- --------
Total comprehensive income........................ $648,166 $494,427
                                                   ======== ========

The net unrealized gains on equity securities for the three months ended August 31, 2001 primarily reflect the marked to market gain for the Company's investment in Liberate Technologies. Effective February 1, 2001, the Company began to account for this investment as available for sale securities. Please see Footnote No. 6, Subsidiary Stock Transactions, in the Company's Form 10-K for the fiscal year ended May 31, 2001, for further information.

4. STOCK REPURCHASE PROGRAM

Since 1992 the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the three months ended August 31, 2001, approximately 42.1 million shares of Common Stock were repurchased for an aggregate price of approximately $753.8 million. As of August 31, 2001, the Company has repurchased in excess of 1.1 billion shares for an aggregate price of approximately $12.1 billion and has approximately $2.6 billion available for future repurchases.

5. RECENT ACCOUNTING PRONOUNCEMENTS

As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001 whereby the Company elected to designate the changes in forward exchange rates for the measurement of effectiveness in net investment hedges. Upon further review, the Company believes that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Accordingly, effective September 1, 2001, the Company has decided to designate the changes in spot exchange rates for the measurement of effectiveness in net investment hedges. As a result, the cumulative effect of the change in accounting principles that relates to the ineffective portion of the changes in fair value of the hedging instruments will be reported in the Consolidated Statements of Operations. The amount will be recorded in the Other Income line in the quarter ended November 30, 2001, and no prior quarter restatement is deemed necessary due to the immateriality of the amount. As of August 31, 2001, the Company only had one outstanding forward contract designated as a net investment hedge with a notional amount of approximately $32 million.

ORACLE CORPORATION

August 31, 2001
(unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS (continued)


In July 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

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

The Company is organized geographically and by line of business. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which allocation of resources and financial performance are assessed. The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments. The Company has five major line of business operating segments: new license, license updates, support, education and consulting. Effective June 1, 2001, the Company expanded its operating segments to include license updates, which represent the Company's estimate of the portion of maintenance revenues that relate to license updates. This estimate is based on the Company's current pricing model, which prices license updates at 15% of net license price and product support at 7% of net license price. While these license updates were included in the support operating segment in the past, the Company believes that for business and management evaluation purposes, license updates should be viewed separately from support as they represent a subscription to future license product versions, and their inclusion would distort the support margins as the majority of the costs related to such updates are contained in the research and development area.

ORACLE CORPORATION

August 31, 2001
(unaudited)

6. SEGMENT REPORTING (continued)


The following table presents a summary of operating segments:/(1)/

                                                             Three Months Ended
                                                                 August 31,
                                                            ---------------------
(in thousands)                                                 2001       2000
--------------------------------------------------------    ---------- ----------
New license:
   New license revenues from unaffiliated customers/(2)/... $  727,826 $  794,800
   Distribution expenses...................................    408,584    424,509
                                                            ---------- ----------
   Distribution margin/(3)/................................ $  319,242 $  370,291
License updates:
   Revenues from unaffiliated customers/(2)/...............    559,171    513,665
   Distribution expenses...................................      5,479      3,903
                                                            ---------- ----------
   Distribution margin/(3)/................................ $  553,692 $  509,762
       New license and license updates:
          Revenues from unaffiliated customers/(2)/........ $1,286,997 $1,308,465
          Distribution expenses............................    414,063    428,412
                                                            ---------- ----------
          Distribution margin/(3)/......................... $  872,934 $  880,053
Support:/(4)/
   Revenues from unaffiliated customers/(2)/............... $  354,781 $  325,325
   Distribution expenses...................................    140,835    150,674
                                                            ---------- ----------
   Distribution margin/(3)/................................ $  213,946 $  174,651
Education:
   Revenues from unaffiliated customers/(2)/............... $  102,495 $  101,294
   Distribution expenses...................................     55,351     71,265
                                                            ---------- ----------
   Distribution margin/(3)/................................ $   47,144 $   30,029
Consulting:
   Revenues from unaffiliated customers/(2)/............... $  497,772 $  526,791
   Distribution expenses...................................    366,666    398,156
                                                            ---------- ----------
   Distribution margin/(3)/................................ $  131,106 $  128,635
       Totals:
          Revenues from unaffiliated customers/(2)/........ $2,242,045 $2,261,875
          Distribution expenses............................    976,915  1,048,507
                                                            ---------- ----------
          Distribution margin/(3)/......................... $1,265,130 $1,213,368
                                                            ========== ==========

--------
/(1)/For business and management evaluation purposes, the Company from time to time changes the underlying structure for its operating segments. Segment data related to prior periods were reclassified, as required by SFAS No. 131, to conform to the current organizational structure.
/(2)/Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes. Additionally, the license updates revenues are classified as services revenues for external reporting purposes.
/(3)/The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for product

ORACLE CORPORATION

August 31, 2001
(unaudited)

6. SEGMENT REPORTING (continued)

  development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.
/(4)/As indicated above, license updates revenues were previously reported under support but are now separately stated.

Profit reconciliation

                                                             Three Months Ended
                                                                 August 31,
                                                           ----------------------
(in thousands)                                                2001        2000
---------------------------------------------------------- ----------  ----------
Total distribution margin for reportable segments......... $1,265,130  $1,213,368
Product development and information technology expenses...   (337,641)   (338,073)
Marketing and partner program expenses....................    (90,842)   (104,291)
Corporate and general and administrative expenses.........    (72,132)    (88,053)
Net investment gains (losses) related to equity securities     (3,301)     15,433
Other income, net.........................................     24,397      77,859
                                                           ----------  ----------
   Income before provision for income taxes............... $  785,611  $  776,243
                                                           ==========  ==========

7. LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2001 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2002.

Results of Operations

Total revenues decreased 1% in the first quarter of fiscal 2002 as compared to the corresponding prior year period. The decrease was primarily attributable to lower license revenues as a result of a continued weakness in the economy. Sales and marketing and cost of services expenses continue to represent significant portions of operating expenses. Sales and marketing as a percentage of total revenues was 24% for the first quarter of fiscal 2002 and 25% for the corresponding prior year period. Cost of services as a percentage of total revenues decreased to 27% for the first quarter of fiscal 2002, compared to 30% for the corresponding prior year period. Research and development expenses as a percentage of total revenues remained fairly constant at 11% for the first quarters of fiscal 2002 and fiscal 2001. General and administrative expenses as a percentage of total revenues decreased to 4% in the first quarter of fiscal 2002 compared to 5% for the corresponding prior year period. Overall, operating income as a percentage of total revenues increased to 33% during the first quarter of fiscal 2002 compared to 29% for the corresponding prior year period.

Domestic revenues decreased 3% during the first quarter of fiscal 2002 as compared to the corresponding prior year period due to weakening economic conditions in the United States. International revenues increased 2% during the first three months of fiscal 2002 over the corresponding prior year period. International revenues were unfavorably affected during the first three months of fiscal 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues grew 9% for the first three months of fiscal 2002 over the corresponding prior year period. Excluding the effect of currency rate fluctuations, total revenues grew 2% for the first three months of fiscal 2002 over the corresponding prior year period. International revenues represented 51% of total revenues for the first three months of fiscal 2002, as compared to 50% of total revenues for the corresponding prior year period. The Company expects that its international operations will continue to generate a significant portion of total revenues, and thus, its revenues may be adversely affected if the U.S. dollar continues to strengthen relative to international currencies.

Revenues

                     Three Months Ended August 31,
                     -----------------------------
(in thousands)          2001     Change    2000
-------------------- ----------  ------ ----------
Licenses and other.. $  731,432    (9%) $  807,238
Services............  1,510,613     4%   1,454,637
                     ----------         ----------
   Total revenues... $2,242,045    (1%) $2,261,875
                     ==========         ==========
Percent of Revenues:
Licenses and other..        33%                36%
Services                    67%                64%
                     ----------         ----------
   Total revenues...       100%               100%
                     ==========         ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers new licenses to use the Company's software products. Licenses and other revenues also include documentation and other miscellaneous revenues. Documentation revenues and other miscellaneous revenues constituted 3% of total licenses and other revenues for the first three months of fiscal 2002, as compared to 4% of total licenses and other revenues for the corresponding prior year period. License revenues, excluding documentation and other miscellaneous revenues, decreased 8% for the first three months of fiscal 2002 from the corresponding prior year period. Systems software license revenues, which include server and development tools revenues, decreased 8% for the first three months of fiscal 2002 from the corresponding prior year period. Business applications revenues decreased 6% for the first three months of fiscal 2002 from the corresponding prior year period. The slowdown in license revenues in the first quarter of fiscal 2002 was primarily due to uncertainty related to weakening economic conditions in the United States, as well as the retrenchment of the dot-com market, that negatively impacted demand for the Company's systems and business application products. As a percentage of revenues, licenses and other revenues represented 33% of total revenues for the first three months of fiscal 2002, as compared to 36% of total revenues for the corresponding prior year period.

Effective June 1, 2001, the Company expanded its operating segments to include license updates which represent the Company's estimate of the portion of maintenance revenues that relate to license updates. The Company believes that for business and management evaluation purposes, license updates should be viewed separately from support as they represent a subscription to future license product versions, and their inclusion would distort the support margins as the majority of the costs related to such updates are contained in the research and development area. Had these license updates been reclassified out of support revenues, license revenues including these license updates would have decreased 1% in the first three months of fiscal 2002 over the corresponding prior year period. License updates alone increased 9% for the first three months of fiscal 2002 over the corresponding prior year period, reflecting an increase in the overall customer installed base.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 61%, 33% and 6% of total services revenues, respectively, for the first quarter of fiscal 2002 and 58%, 36% and 6% of total services revenues, respectively, for the corresponding prior year period. Support revenues increased 9% for the first three months of fiscal 2002 from the corresponding prior year period, reflecting an increase in the overall customer installed base. Support revenues excluding license updates also increased 9% for the first three months of fiscal 2002 from the corresponding prior year period. Consulting revenues decreased 4% for the first three months of fiscal 2002 from the corresponding prior year period. The decline in the consulting services revenues experienced in the first three months of fiscal 2002 was primarily due to a decrease in the demand for these services as a result of the following: i) a slowdown in the business applications market, ii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iii) shorter implementation engagements for Oracle's newer generation of products. Education revenues decreased 1% for the first three months of fiscal 2002 from the corresponding prior year period primarily due to a slow down in license revenue growth, as well as customers reducing discretionary spending due to the weak economic conditions in the United States.

Operating expenses

                             Three Months Ended August 31,
                             -----------------------------
(in thousands)                  2001     Change    2000
---------------------------  ----------  ------ ----------
Sales and marketing......... $  535,481   (7%)  $  572,964
Cost of services............    609,873   (9%)     673,878
Research and development....    253,299    1%      251,027
General and administrative..     97,614   (8%)     105,965
                             ----------         ----------
   Total operating expenses. $1,496,267   (7%)  $1,603,834
                             ==========         ==========
Percent of Revenues:
Sales and marketing.........        24%                25%
Cost of services............        27%                30%
Research and development....        11%                11%
General and administrative..         4%                 5%
                             ----------         ----------
   Total operating expenses.        66%                71%
                             ==========         ==========

Total Operating Expenses. Total operating expenses decreased 7% for the first three months of fiscal 2002 from the corresponding prior year period. Operating expenses were favorably affected during the first three months of fiscal 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses decreased 4% for the first three months of fiscal 2002 from the corresponding prior year period. The decrease in total operating expenses was due in part to productivity improvements derived from using the Company's E-Business suite to streamline business processes and implementation of various other cost cutting measures. Total operating expenses for the first three months of fiscal 2002 were also favorably affected by a reduction of compensation expenses due to certain bonus payments being lower than what was previously accrued for.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses decreased 7% for the first three months of fiscal 2002 from the corresponding prior year period. As a percentage of licenses and other revenues, sales and marketing expenses were 73% and 71% for the first three months of fiscal 2002 and 2001, respectively. The increase in sales and marketing expenses as a percentage of licenses and other revenues in the first quarter of fiscal 2002 was due primarily to a decrease in license revenues due to economic uncertainties. Excluding the effect of currency rate fluctuations, sales and marketing expenses decreased 4% for the first three months of fiscal 2002 from the corresponding prior year period. The decrease was primarily due to lower commission related expenses as a result of lower sales.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. Cost of services expenses decreased by 9% in the first quarter of fiscal 2002 from the corresponding prior year period. As a percentage of services revenues, cost of services was 40% for the first three months of fiscal 2002, compared to 46% for the corresponding prior year period. The decrease in cost of services as a percentage of services revenues was due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues. Excluding the effect of currency rate fluctuations, cost of services decreased 7% for the first three months of fiscal 2002 from the corresponding prior year period. The decrease was primarily due to increased productivity efficiencies and controls over headcount and headcount related expenditures in the support, consulting, and education lines of business.

Research and Development Expenses. Research and development expenses increased 1% for the first three months of fiscal 2002 over the corresponding prior year period. As a percentage of total revenues, research and development expenses remained relatively constant at 11% for the first three months of fiscal 2002 and 2001.

Excluding the effect of currency rate fluctuations, research and development expenses increased 2% for the first three months of fiscal 2002 over the corresponding prior year period. Expenses were favorably affected by the reduction of compensation expenses previously discussed. The Company believes that research and development expenditures are essential to maintaining its competitive position and expect these costs to continue to increase and constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased 8% for the first three months of fiscal 2002 from the corresponding prior year period. As a percentage of revenues, general and administrative expenses was 4% for the first three months of fiscal 2002, as compared to 5% for the corresponding prior year period. Excluding the effect of currency rate fluctuations, general and administrative expenses decreased 3% for the first three months of fiscal 2002 over the corresponding prior year period. The decrease was primarily due to the reduction of compensation expenses previously discussed.

Net Investment Gains (Losses) Related To Equity Securities

Net investment gains (losses) related to equity securities for the periods ended August 31, 2001 and August 31, 2000 primarily reflect the net results of sales of marketable securities, the Company's equity share in the results of non-consolidated investees, and provision for losses related to investments in other companies.

Other Income, Net

Other income, net, consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and the minority interest share in the net profits of Oracle Japan. Other income, net, for the first three months of fiscal 2002 decreased 58% from the corresponding prior year period. The decrease was primarily due to lower interest income as a result of lower average cash balances throughout the first quarter of fiscal 2002 and lower interest rates in fiscal 2002, as well as an increase in the minority interest share in the net profits of Oracle Japan.

Provision for Income Taxes

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.0% for the first three months of fiscal 2002, as compared to 35.5% for the corresponding prior year period.

Liquidity and Capital Resources:

                                                  Three Months Ended August 31,
                                                 -------------------------------
(in thousands)                                      2001      Change    2000
------------------------------------------------ -----------  ------ -----------
Working capital................................. $ 4,510,574    14%  $ 3,951,486
Cash and cash investments.......................   6,336,975    23%    5,132,572
Cash provided by (used for) operating activities   1,263,568     *      (873,807)
Cash provided by (used for) investing activities  (1,104,585)    *       147,474
Cash used for financing activities..............    (713,568)  (62%)  (1,862,377)

--------
* not meaningful

Working capital as of August 31, 2001 was 14% higher than at the end of the corresponding prior year period, due primarily to improved cash flows from operations which was partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The positive cash flows generated from operations during the first three months of fiscal 2002 were primarily attributable to improved profitability and a decrease in trade receivables. The negative cash flows from operations incurred in the first three months of fiscal 2001 were primarily due to the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000.

The negative cash flows from investing activities during the first three months of fiscal 2002 related to cash investment purchases and investments in capital expenditures, partially offset by maturities of cash investments. The positive cash flows generated from investing activities during the first three months of fiscal 2001 primarily reflected increased maturities of cash investments, partially offset by investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company incurred negative cash flows from financing activities during the first three months of fiscal 2002 and fiscal 2001, primarily reflecting Common Stock repurchases. Since 1992 the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares, plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the three months ended August 31, 2001, approximately 42.1 million shares of Common Stock were repurchased for an aggregate price of approximately $753.8 million. As of August 31, 2001, the Company has repurchased in excess of 1.1 billion shares for an aggregate price of approximately $12.1 billion and has approximately $2.6 billion available for future repurchases. The Company has primarily used cash flows from operations and investing activities to fund its repurchases.

During the first quarter of fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations that rank on parity with all of its other unsecured and unsubordinated indebtedness that may be outstanding. As of August 31, 2001, the Company also had other outstanding debt of approximately $4.4 million, primarily in the form of other notes payable and capital leases.

The Company believes that its current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet its working capital, capital expenditure, and investment needs through at least the next 12 months.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond its control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy may result in decreased revenues and has resulted and may continue to result in lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to its business applications suite. In addition, recent terrorist attacks upon the U.S. have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

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

Sales Forecasts. Management uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, as was the case in the second half of fiscal 2001 and the first quarter of fiscal 2002, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

Management of Growth. The Company has a history of rapid growth. However, the Company has at times experienced slowing growth in a number of areas. The Company's future operating results will depend on its ability to manage growth, accurately forecast revenues and control expenses. The Company's future operating results may also be adversely impacted by external factors, such as a slowing in demand for hardware used in conjunction with its software. A decline in the growth rate of revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first quarter of fiscal 2002, particularly in Europe and will continue to do so throughout fiscal 2002 if the U.S. dollar strengthens relative to foreign currencies.

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

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel continues to be substantial due to relatively low overall unemployment rates. Accordingly, the

Company may experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

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

California has recently experienced ongoing power system shortages, which have resulted in "rolling blackouts," and the bankruptcy filing by one of the major California public utilities may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

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

The table below presents the amortized principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The amortized principal amount approximates fair value at August 31, 2001.

Table of Investment Securities:

                                      Amortized
                                      Principal    Weighted Average
                                        Amount      Interest Rate
                                    -------------- ----------------
                                    (in thousands)
Cash and cash equivalents..........   $3,915,579        3.18%
Short term investments (0-1 year)..    2,135,852        3.87%
Long term investments (1-2 years)..      285,544        4.13%
                                      ----------
   Total cash and cash investments.   $6,336,975
                                      ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies. The Company has established a foreign currency hedging program, which was approved by the Board of Directors, that primarily utilizes foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at August 31, 2001 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries ("net investment hedges"). As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001 whereby the Company elected to designate the changes in forward exchange rates for the measurement of effectiveness in net investment hedges. Upon further review, the Company believes that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Accordingly, effective September 1, 2001, the Company has decided to designate the changes in spot exchange rates for the measurement of effectiveness in net investment hedges. Under this new accounting method, the effective portion of changes in the fair value of the hedging instruments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Changes in the fair value of the portion of the hedging instruments excluded from the effectiveness assessment are recorded in earnings.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the Company's net investment hedges and outstanding forward contracts as of August 31, 2001. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, New Zealand, UK and the Euro. The net investment hedges and forward contracts mature in ninety days or less as of August 31, 2001.

Table of Net Investment Hedges

                                        Notional
                        Notional    Weighted Average
                         Amount      Exchange Rate
                     -------------- ----------------
                     (in thousands)
Functional Currency:
   Japanese Yen.....    $32,342          120.59
                        -------
       Total........    $32,342
                        =======

Table of Forward Contracts

                                           Notional
                           Notional    Weighted Average
                            Amount      Exchange Rate
                        -------------- ----------------
                        (in thousands)
Functional Currency:
   Argentine Peso......    $ 17,930           1.13
   Australian Dollar...       3,946           0.53
   Brazilian Real......       4,550           2.68
   Canadian Dollar.....         246           1.55
   Chilean Peso........       4,984         663.25
   Chinese Renminbi....      44,636           8.29
   Columbian Peso......       1,029           2355
   Danish Krone........       5,524           8.20
   Euro................      83,956           0.91
   Indian Rupee........      16,523          47.56
   Israeli Shekel......      42,023           4.29
   Japanese Yen........       6,385         118.26
   Korean Won..........      16,692        1290.12
   Mexican Peso........      17,765           9.31
   New Zealand Dollar..         373           0.44
   Norwegian Krone.....       6,821           8.94
   Peruvian New Sol....       1,645           3.53
   Philippine Peso.....       7,380          52.42
   Polish Zloty........      12,789           4.36
   Saudi Arabian Riyal.      20,729           3.75
   Singapore Dollar....      35,669           1.74
   Slovakian Koruna....       1,339          47.78
   South African Rand..       9,311           8.47
   Swedish Krona.......       5,450          10.40
   Swiss Franc.........      33,398           1.66
   Taiwan Dollar.......       1,999          34.79
   Thai Baht...........       1,196          44.30
   UK Pound............     131,346           1.45
                           --------
       Total...........    $535,634
                           ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer on and after March 9, 2001. On June 20, 2001 the Court consolidated the class actions into a single action and appointed lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint is brought on behalf of purchasers of the stock of the Company during the period December 15, 2000 through March 1, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance and the performance of certain of its applications products, while certain individual defendants were selling Company stock, in violation of Federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. The Company has filed a motion to dismiss the consolidated action. The hearing on the motion to dismiss is currently scheduled for December 18, 2001. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

18.1 Accountants preferability letter regarding change in accounting principle pursuant to SFAS 133.

(b) Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: October 12, 2001
                                              /S/ JEFFREY O. HENLEY
                                          By: _________________________________
                                              Jeffrey O. Henley
                                              Executive Vice President and
                                              Chief Financial Officer

Dated: October 12, 2001
                                              /S/ JENNIFER L. MINTON
                                          By: _________________________________
                                              Jennifer L. Minton
                                              Senior Vice President and
                                              Corporate Controller

[LOGO] Printed on Recycled Paper
                                                                       C14025-01