Form 10-Q
period 2001-11-30
ORACLE CORP /DE/
filed 2002-01-14
CIK 777676

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

                 For quarterly period ended November 30, 2001

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to__________.

                        Commission file number: 0-14376

                               -----------------

                              Oracle Corporation
            (Exact name of registrant as specified in its charter)

                      Delaware                 94-2871189
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification no.)
                  incorporation or
                    organization)

                              500 Oracle Parkway
                        Redwood City, California 94065
         (Address of principal executive offices, including zip code)

                                (650) 506-7000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of registrant's common stock outstanding as of December 31, 2001 was 5,497,177,469.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ORACLE CORPORATION

                          FORM 10-Q QUARTERLY REPORT

                               -----------------

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets at November 30, 2001 and May 31, 2001..........     3
           Condensed Consolidated Statements of Operations for the three and six months ended
           November 30, 2001 and November 30, 2000..............................................     4
           Condensed Consolidated Statements of Cash Flows for the six months ended November 30,
           2001 and November 30, 2000...........................................................     5
           Notes to Condensed Consolidated Financial Statements.................................     6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................    20
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings....................................................................    23
Item 2.    Changes in Securities and Use of Proceeds............................................    24
Item 4.    Submission of Matters to a Vote of Security Holders..................................    24
           Signatures...........................................................................    25

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               November 30,   May 31,
(in thousands, except share data)                                                  2001        2001
-----------------------------------------------------------------------------  ------------ -----------
                                   ASSETS                                      (unaudited)
Current assets:
   Cash and cash equivalents.................................................. $ 2,467,515  $ 4,449,166
   Short-term cash investments................................................   2,492,013    1,438,495
   Trade receivables, net of allowance for doubtful accounts of $380,962 and
     $403,305, respectively...................................................   1,812,618    2,432,131
   Other receivables..........................................................     214,766      281,782
   Prepaid and refundable income taxes........................................     449,385      272,742
   Prepaid expenses and other current assets..................................     150,349       88,834
                                                                               -----------  -----------
          Total current assets................................................   7,586,646    8,963,150
Long-term cash investments....................................................     580,471           --
Property, net.................................................................   1,009,371      974,751
Long-term prepaid income taxes................................................     398,153      376,030
Other assets..................................................................     710,819      716,229
                                                                               -----------  -----------
          Total assets........................................................ $10,285,460  $11,030,160
                                                                               ===========  ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt..................... $     1,238  $     2,849
   Accounts payable...........................................................     265,725      270,112
   Income taxes payable.......................................................   1,028,545      767,087
   Accrued compensation and related benefits..................................     496,041      734,705
   Customer advances and unearned revenues....................................   1,084,715    1,213,529
   Value added tax and sales tax payable......................................      61,304      165,210
   Other accrued liabilities..................................................     795,132      763,127
                                                                               -----------  -----------
          Total current liabilities...........................................   3,732,700    3,916,619
Long-term debt................................................................     300,731      300,847
Deferred income taxes.........................................................     332,417      327,788
Other long-term liabilities...................................................     214,480      207,135
                                                                               -----------  -----------
          Total liabilities...................................................   4,580,328    4,752,389
                                                                               -----------  -----------
Stockholders' equity:
   Preferred stock, $0.01 par value--authorized: 1,000,000 shares;
     outstanding: none........................................................          --           --
   Common stock, $0.01 par value, and additional paid in capital--authorized:
     11,000,000,000 shares; outstanding: 5,496,054,732 shares at November 30,
     2001 and 5,592,360,823 shares at May 31, 2001............................   4,946,882    4,820,869
   Retained earnings..........................................................     910,420    1,610,480
   Accumulated other comprehensive loss.......................................    (152,170)    (153,578)
                                                                               -----------  -----------
          Total stockholders' equity..........................................   5,705,132    6,277,771
                                                                               -----------  -----------
          Total liabilities and stockholders' equity.......................... $10,285,460  $11,030,160
                                                                               ===========  ===========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                      Three Months Ended       Six Months Ended
                                                         November 30,            November 30,
                                                    ----------------------  ----------------------
(in thousands, except per share data)                  2001        2000        2001        2000
--------------------------------------------------  ----------  ----------  ----------  ----------
Revenues:
   Licenses and other.............................. $  819,324  $1,118,238  $1,550,756  $1,925,476
   Services........................................  1,538,011   1,541,308   3,048,624   2,995,945
                                                    ----------  ----------  ----------  ----------
       Total revenues..............................  2,357,335   2,659,546   4,599,380   4,921,421
                                                    ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing.............................    571,152     640,865   1,106,633   1,213,829
   Cost of services................................    609,838     694,998   1,219,711   1,368,876
   Research and development........................    257,484     266,280     510,783     517,307
   General and administrative......................     98,917     111,402     196,531     217,367
                                                    ----------  ----------  ----------  ----------
       Total operating expenses....................  1,537,391   1,713,545   3,033,658   3,317,379
                                                    ----------  ----------  ----------  ----------
Operating income...................................    819,944     946,001   1,565,722   1,604,042
                                                    ----------  ----------  ----------  ----------
   Net investment gains (losses) related to equity
     securities....................................     (3,388)    (13,468)     (6,689)      1,965
   Other income, net...............................     28,770      33,348      71,904     136,117
                                                    ----------  ----------  ----------  ----------
Income before provision for income taxes...........    845,326     965,881   1,630,937   1,742,124
   Provision for income taxes......................    295,864     343,069     570,828     618,635
                                                    ----------  ----------  ----------  ----------
Net income......................................... $  549,462  $  622,812  $1,060,109  $1,123,489
                                                    ==========  ==========  ==========  ==========
Earnings per share:
   Basic........................................... $     0.10  $     0.11  $     0.19  $     0.20
                                                    ==========  ==========  ==========  ==========
   Diluted......................................... $     0.10  $     0.11  $     0.18  $     0.19
                                                    ==========  ==========  ==========  ==========
Weighted average common shares outstanding:
   Basic...........................................  5,528,372   5,584,428   5,554,092   5,594,243
                                                    ==========  ==========  ==========  ==========
   Diluted.........................................  5,695,860   5,874,987   5,737,940   5,903,929
                                                    ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                         Six Months Ended
                                                                                           November 30,
-                                                                                    ------------------------
(in thousands)                                                                          2001         2000
-------------------------------------------------------------------------------      -----------  -----------
Cash Flows From Operating Activities:
   Net income....................................................................... $ 1,060,109  $ 1,123,489
   Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Depreciation and amortization................................................     131,004      139,239
       Amortization of purchase price in excess of net tangible assets acquired.....      29,890       36,804
       Provision for doubtful accounts..............................................      82,854       94,371
       Net investment losses/(gains) related to equity securities...................       6,689       (1,965)
       Changes in assets and liabilities:
          Decrease in trade receivables.............................................     533,393      474,535
          (Increase) decrease in prepaid expenses and other current assets..........    (172,164)      48,469
          (Increase) decrease in long-term prepaid income taxes.....................     (22,299)      32,755
          Decrease in accounts payable..............................................      (4,167)      (2,425)
          Increase (decrease) in income taxes payable...............................     304,722   (1,847,776)
          Decrease in accrued compensation and related benefits.....................    (237,740)    (199,093)
          Decrease in customer advances and unearned revenues.......................    (126,848)     (64,075)
          Decrease in value added tax and sales tax payable.........................    (103,595)     (61,290)
          Increase (decrease) in other accrued liabilities..........................      33,416      (28,085)
          Decrease in deferred income taxes.........................................     (12,973)     (16,040)
          Increase in other long-term liabilities...................................       7,364        5,251
                                                                                     -----------  -----------
   Net cash provided by (used for) operating activities.............................   1,509,655     (265,836)
                                                                                     -----------  -----------
Cash Flows From Investing Activities:
       Purchases of cash investments................................................  (3,503,483)     (27,000)
       Proceeds from maturities of cash investments.................................   1,869,494      249,317
       Capital expenditures.........................................................    (159,652)    (153,997)
       Proceeds from sales of marketable securities.................................       9,389       51,731
       (Increase) decrease in other assets..........................................     (26,510)       2,360
                                                                                     -----------  -----------
   Net cash provided by (used for) investing activities.............................  (1,810,762)     122,411
                                                                                     -----------  -----------
Cash Flows From Financing Activities:
       Payments for repurchase of common stock......................................  (1,857,865)  (3,420,825)
       Proceeds from issuance of common stock.......................................     189,287      341,829
       Net payments under notes payable and long-term debt..........................      (1,742)        (164)
                                                                                     -----------  -----------
   Net cash used for financing activities...........................................  (1,670,320)  (3,079,160)
                                                                                     -----------  -----------
   Effect of exchange rate changes on cash and cash equivalents.....................     (10,224)     (40,931)
                                                                                     -----------  -----------
   Net decrease in cash and cash equivalents........................................  (1,981,651)  (3,263,516)
   Cash and cash equivalents at beginning of period.................................   4,449,166    7,429,206
                                                                                     -----------  -----------
   Cash and cash equivalents at end of period....................................... $ 2,467,515  $ 4,165,690
                                                                                     ===========  ===========

See notes to condensed consolidated financial statements

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2001
(unaudited)


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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending May 31, 2002.

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan and a forward contract to sell 36.0 million shares of the Company's Common Stock. Approximately 129.2 million and 125.2 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended November 30, 2001, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                     Three Months Ended     Six Months Ended
                                                        November 30,          November 30,
                                                    --------------------- ---------------------
(in thousands, except per share data)                  2001       2000       2001       2000
--------------------------------------------------- ---------- ---------- ---------- ----------
Net income......................................... $  549,462 $  622,812 $1,060,109 $1,123,489
                                                    ========== ========== ========== ==========
Weighted average common shares outstanding.........  5,528,372  5,584,428  5,554,092  5,594,243
Dilutive effect of employee stock plans and forward
  contract.........................................    167,488    290,559    183,848    309,686
                                                    ---------- ---------- ---------- ----------
Diluted weighted average common shares outstanding.  5,695,860  5,874,987  5,737,940  5,903,929
                                                    ========== ========== ========== ==========
Basic earnings per share........................... $     0.10 $     0.11 $     0.19 $     0.20
                                                    ========== ========== ========== ==========
Diluted earnings per share......................... $     0.10 $     0.11 $     0.18 $     0.19
                                                    ========== ========== ========== ==========

3.  COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders' equity instead of net income.

ORACLE CORPORATION

November 30, 2001
(unaudited)


3.  COMPREHENSIVE INCOME (continued)


The following table sets forth the calculation of comprehensive income for the periods indicated:

                                                   Three Months Ended     Six Months Ended
                                                      November 30,          November 30,
                                                   ------------------  ----------------------
(in thousands)                                       2001      2000       2001        2000
-------------------------------------------------- --------  --------  ----------  ----------
Net income........................................ $549,462  $622,812  $1,060,109  $1,123,489
Net unrealized gains (losses) on equity securities  (98,261)  (43,356)     17,561     (46,687)
Foreign currency translation losses...............  (37,850)  (41,267)    (16,153)    (44,185)
                                                   --------  --------  ----------  ----------
Total comprehensive income........................ $413,351  $538,189  $1,061,517  $1,032,617
                                                   ========  ========  ==========  ==========

The net unrealized gains/(losses) on equity securities for the three and six months ended November 30, 2001 primarily reflect the marked to market gains/(losses) for the Company's investment in Liberate Technologies. Effective February 1, 2001, the Company began to account for this investment as available for sale securities. See Footnote No. 6, Subsidiary Stock Transactions, in the Company's Form 10-K for the fiscal year ended May 31, 2001, for further information. As of November 30, 2001, the fair market value of the Company's investment in Liberate Technologies was approximately $305.6 million, which was recorded in Other Assets on the balance sheet, with approximately $1.9 million unrealized loss recorded in stockholders' equity.

4.  STOCK REPURCHASE PROGRAM

Since 1992, the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the three months ended November 30, 2001, approximately 82.5 million shares of Common Stock were repurchased for an aggregate price of approximately $1.1 billion. As of November 30, 2001, the Company has approximately $1.5 billion available for future repurchases.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001. Under this accounting pronouncement, a company is allowed to measure the ineffectiveness of net investment hedges by using a method based on changes in spot exchange rates or a method based on changes in forward exchange rates. The Company initially elected to use the changes in forward exchange rates to measure the ineffectiveness of net investment hedges. Upon further review, the Company concluded that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates ("the effective portion") is reported in the stockholders' equity section to offset the translation results on the net investments. The remaining change in fair value of the forward contract ("the ineffective portion") is recognized in earnings. Accordingly, effective September 1, 2001, the Company decided to use the changes in spot exchange rates to measure the ineffectiveness of net investment hedges. The accounting impact for such change in the methodology was immaterial and therefore, the cumulative amount was recorded in the Other Income, net line in the quarter ended November 30, 2001 and no prior quarter restatement was deemed necessary. As of November 30, 2001, the Company only had one outstanding forward contract in Japanese Yen designated as a hedge for our net investment in Oracle Japan with a notional amount of approximately $585.8 million and a fair value of approximately ($5.7 million).

ORACLE CORPORATION

November 30, 2001
(unaudited)


5. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In July 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. The Company will adopt this statement beginning June 1, 2002. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows. As of November 30, 2001, the unamortized balance of goodwill and acquired intangible assets was approximately $66.8 million, which was recorded in Other Assets on the balance sheet. The majority of this amount represents acquired intangible assets which would continue to be amortized upon adoption of the new standard.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, the Company will adopt this new statement on June 1, 2002. The Company is currently evaluating this statement but does not expect that it will have a material impact on the Company's financial position, results of operations, or cash flows.

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

The Company is organized geographically and by line of business. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which allocation of resources and financial performance are assessed. The accounting policies of the line of business operating segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments. The Company has five major line of business operating segments: new license, license updates, support, education and consulting. Effective June 1, 2001, the Company expanded its operating segments to include license updates, which represent the Company's

ORACLE CORPORATION

November 30, 2001
(unaudited)


6.  SEGMENT REPORTING (continued)

estimate of the portion of maintenance revenues that relate to license updates. This estimate is based on the Company's current pricing model, which prices license updates at 15% of net license price and product support at 7% of net license price. While these license updates were included in the support operating segment in the past, the Company believes that for business and management evaluation purposes, license updates should be viewed separately from support as they represent a subscription to future license product versions, and their inclusion would distort the support margins as the majority of the costs related to such updates are contained in the research and development area.

The following table presents a summary of operating segments:/(1)/

                                                             Three Months Ended     Six Months Ended
                                                                November 30,          November 30,
                                                            --------------------- ---------------------
(in thousands)                                                 2001       2000       2001       2000
--------------------------------------------------------    ---------- ---------- ---------- ----------
New license:
   New license revenues from unaffiliated customers/(2)/... $  805,690 $1,103,617 $1,527,421 $1,895,329
   Distribution expenses...................................    427,365    480,300    832,180    900,946
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  378,325 $  623,317 $  695,241 $  994,383
License updates:
   Revenues from unaffiliated customers/(2)/...............    600,847    553,904  1,169,219  1,067,569
   Distribution expenses...................................      3,760      8,379      9,240     12,281
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  597,087 $  545,525 $1,159,979 $1,055,288
       New license and license updates:
          Revenues from unaffiliated customers/(2)/........ $1,406,537 $1,657,521 $2,696,640 $2,962,898
          Distribution expenses............................    431,125    488,679    841,420    913,227
                                                            ---------- ---------- ---------- ----------
          Distribution margin/(3)/......................... $  975,412 $1,168,842 $1,855,220 $2,049,671
Support:/(4)/
   Revenues from unaffiliated customers/(2)/............... $  363,533 $  321,826 $  715,209 $  650,239
   Distribution expenses...................................    144,199    151,146    287,413    302,910
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  219,334 $  170,680 $  427,796 $  347,329
Education:
   Revenues from unaffiliated customers/(2)/............... $  102,475 $  126,502 $  204,970 $  227,796
   Distribution expenses...................................     54,867     71,302    110,219    142,567
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $   47,608 $   55,200 $   94,751 $   85,229
Consulting:
   Revenues from unaffiliated customers/(2)/............... $  484,790 $  553,697 $  982,561 $1,080,488
   Distribution expenses...................................    367,337    424,316    734,002    822,471
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  117,453 $  129,381 $  248,559 $  258,017
       Totals:
          Revenues from unaffiliated customers/(2)/........ $2,357,335 $2,659,546 $4,599,380 $4,921,421
          Distribution expenses............................    997,528  1,135,443  1,973,054  2,181,175
                                                            ---------- ---------- ---------- ----------
          Distribution margin /(3)/........................ $1,359,807 $1,524,103 $2,626,326 $2,740,246
                                                            ========== ========== ========== ==========

ORACLE CORPORATION

November 30, 2001
(unaudited)


6.  SEGMENT REPORTING (continued)

--------
/(1)/ For business and management evaluation purposes, the Company from time to time changes the underlying structure for its operating segments. Segment data related to prior periods were reclassified, as required by SOFAS No. 131, to conform to the current organizational structure.
/(2)/ Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes. Additionally, the license updates revenues are classified as services revenues for external reporting purposes.
/(3)/ The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment since they do not contain an allocation for product development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.
/(4)/ As indicated above, license updates revenues were previously reported under support but are now separately stated.

Profit reconciliation

                                                             Three Months Ended       Six Months Ended
                                                                November 30,            November 30,
                                                           ----------------------  ----------------------
(in thousands)                                                2001        2000        2001        2000
---------------------------------------------------------- ----------  ----------  ----------  ----------
Total distribution margin for reportable segments......... $1,359,807  $1,524,103  $2,626,326  $2,740,246
Product development and information technology
  expenses................................................   (338,369)   (363,744)   (677,319)   (704,613)
Marketing and partner program expenses....................   (102,195)   (119,434)   (193,100)   (223,724)
Corporate and general and administrative expenses.........    (81,390)    (76,274)   (153,538)   (164,304)
Net investment gains (losses) related to equity securities     (3,388)    (13,468)     (6,689)      1,965
Other income, net/(1)/....................................     10,861      14,698      35,257      92,554
                                                           ----------  ----------  ----------  ----------
   Income before provision for income taxes............... $  845,326  $  965,881  $1,630,937  $1,742,124
                                                           ==========  ==========  ==========  ==========

--------
/(1)/ Other income, net differs from those stated on the Condensed Consolidated
      Statements of Operations primarily due to the classification of certain intangible amortization for management reporting purposes.

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

Results of Operations

Total revenues decreased 11% and 7% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decrease was primarily attributable to lower license revenues as a result of a continued weakness in the economy, which was exacerbated by the recent terrorist attacks on the United States during the second fiscal quarter. Sales and marketing and cost of services expenses continue to represent significant portions of operating expenses. Sales and marketing as a percentage of total revenues was 24% for the three and six month periods ended November 30, compared to 24% and 25% of total revenues for the corresponding prior year periods, respectively. Cost of services as a percentage of total revenues was 26% and 27% for the three and six month periods ended November 30, 2001, respectively, compared to 26% and 28% for the corresponding prior year periods, respectively. Research and development expenses as a percentage of total revenues was 11% for the three and six month periods ended November 30, 2001, compared to 10% for the corresponding prior year periods. General and administrative expenses as a percentage of total revenues remained constant at 4% for the three and six month periods ended November 30, 2001 and 2000. Overall, operating income as a percentage of total revenues was 35% and 34% during the second quarter and first six months of fiscal 2002, compared to 36% and 33% for the respective corresponding prior year periods.

The Company anticipates that its operating margins as a percentage of total revenue for fiscal 2002 will remain comparable to the margins experienced in fiscal 2001.

Domestic revenues decreased 18% and 11% during the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively, due to weakening economic conditions in the United States. International revenues decreased 5% and 2% during the second quarter and first six months of fiscal 2002 from the corresponding prior year periods also due to slower economic conditions overseas. Additionally, international revenues were unfavorably affected during the second quarter and first six months of fiscal 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues decreased 3% and increased 2% for the second quarter and first six months of fiscal 2002 as compared to the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, total revenues decreased 11% and 5% for the second quarter and first six months of fiscal 2002 from the corresponding prior year periods. International revenues represented 53% and 52% of total revenues for the second quarter and first six months of fiscal 2002, as compared to 49% of total revenues for the corresponding prior year periods. The Company expects that its international operations will continue to generate a significant portion of total revenues, and thus, its revenues may be adversely affected if the U.S. dollar continues to strengthen relative to international currencies.

Revenues

                     Three Months Ended November 30, Six Months Ended November 30,
                     ------------------------------  ----------------------------
                                             Percent                       Percent
(in thousands)          2001        2000     Change     2001       2000    Change
-------------------- ----------  ----------  ------- ---------- ---------- -------
Licenses and other.. $  819,324  $1,118,238   (27%)  $1,550,756 $1,925,476  (20%)
Services............  1,538,011   1,541,308     --    3,048,624  2,995,945    2%
                     ----------  ----------          ---------- ----------
   Total revenues... $2,357,335  $2,659,546   (11%)  $4,599,380 $4,921,421   (7%)
                     ==========  ==========          ========== ==========
Percent of Revenues:
Licenses and other..        35%         42%                 34%        39%
Services............        65%         58%                 66%        61%
                     ----------  ----------          ---------- ----------
   Total revenues...       100%        100%                100%       100%
                     ==========  ==========          ========== ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers new licenses to use the Company's software products. Licenses and other revenues also include documentation and other miscellaneous revenues. Documentation revenues and other miscellaneous revenues constituted 2% of total licenses and other revenues for the second quarter and first six months of fiscal 2002, compared to 2% and 3% of total licenses and other revenues for the corresponding prior year periods, respectively. License revenues, excluding documentation and other miscellaneous revenues, decreased 27% and 19% for the second quarter and first six months of fiscal 2002 from the corresponding prior year periods, respectively. Systems software license revenues, which include database server, application server and development tools revenues, decreased 21% and 16% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. Business applications revenues decreased 42% and 29% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decrease in license revenues in the three and six month periods ended November 30, 2001 was primarily due to uncertainty related to weakening economic conditions, both domestically and internationally, as well as the retrenchment of the dot market, that negatively impacted demand for the Company's systems and business application products. Additionally, the terrorist attacks on the United States in September, the first month of the Company's fiscal second quarter, resulted in a significant negative impact on new license deals throughout the quarter. As a percentage of revenues, licenses and other revenues represented 35% and 34% of total revenues for the three and six month periods ended November 30, 2001, as compared to 42% and 39% of total revenues for the corresponding prior year periods, respectively.

Effective June 1, 2001, the Company expanded its operating segments to include license updates which represent the Company's estimate of the portion of maintenance revenues that relate to license updates. The Company believes that for business and management evaluation purposes, license updates should be viewed separately from support as they represent a subscription to future license product versions, and their inclusion would distort the support margins as the majority of the costs related to such updates are contained in the research and development area. Had these license updates been reclassified out of support revenues, license revenues including these license updates would have decreased 15% and 9% in the second quarter and first six months of fiscal 2002 from the corresponding prior year periods, respectively. License updates alone increased 8% and 10% for the second quarter and first six months of fiscal 2002 over the corresponding prior year periods, respectively, reflecting an increase in the overall customer installed base.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 62%, 32% and 6% of total services revenues, respectively, for the three month period ended November 30, 2001 and 61%, 33% and 6% of total services revenues for the six month period ended November 30, 2001, respectively. Support revenues increased 10% and 9% for the second quarter and first six months of fiscal 2002 from the corresponding prior year periods, respectively, reflecting an increase in the overall customer installed base. Support revenues excluding license updates increased 12% and 9% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. Consulting revenues decreased 12% and 8% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decline in the consulting services revenues experienced during the three and six month periods ended November 30, 2001 was primarily due to a decrease in the demand for these services as a result of the following: i) weakening economic conditions, exacerbated by the September 2001 terrorist attacks, ii) a slowdown in the business applications market, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers and iv) shorter implementation engagements for Oracle's newer generation of products. Education revenues decreased 23% and 13% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively, primarily due to negative growth in license revenues, as well as customers reducing discretionary spending due to the weak economic conditions both domestically and internationally.

Operating expenses

                             Three Months Ended November 30, Six Months Ended November 30,
-                            ------------------------------  ----------------------------
                                                     Percent                       Percent
(in thousands)                  2001        2000     Change     2001       2000    Change
---------------------------  ----------  ----------  ------- ---------- ---------- -------
Sales and marketing......... $  571,152  $  640,865   (11%)  $1,106,633 $1,213,829   (9%)
Cost of services............    609,838     694,998   (12%)   1,219,711  1,368,876  (11%)
Research and development....    257,484     266,280    (3%)     510,783    517,307   (1%)
General and administrative..     98,917     111,402   (11%)     196,531    217,367  (10%)
                             ----------  ----------          ---------- ----------
   Total operating expenses. $1,537,391  $1,713,545   (10%)  $3,033,658 $3,317,379   (9%)
                             ==========  ==========          ========== ==========
Percent of Revenues:
Sales and marketing.........        24%         24%                 24%        25%
Cost of services............        26%         26%                 27%        28%
Research and development....        11%         10%                 11%        10%
General and administrative..         4%          4%                  4%         4%
                             ----------  ----------          ---------- ----------
   Total operating expenses.        65%         64%                 66%        67%
                             ==========  ==========          ========== ==========

Total Operating Expenses. Total operating expenses decreased 10% and 9% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods. Operating expenses were favorably affected during the three and six month periods ended November 30, 2001 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses decreased 10% in the three month period ended November 30, 2001 from the corresponding prior year period and decreased 7% in the six month period ended November 30, 2001 from the corresponding prior year period. Total operating expenses for the three and six month periods ended November 30, 2001 were favorably affected by reduced compensation expenses as a result of the reversal of accruals for bonuses which are not expected to be paid due to lower than planned Company financial performance, as well as other cost cutting measures.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses decreased 11% and 9% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. As a percentage of licenses and other revenues, sales and marketing expenses were 70% and 71% for the three and six month periods ended November 30, 2001 compared to 57% and 63% for the corresponding prior year periods, respectively. The increase in sales and marketing expenses as a percentage of licenses and other revenues in the three and six month periods ended November 30, 2001 was due primarily to a decrease in license revenues due to economic uncertainties. Excluding the effect of currency rate fluctuations, sales and marketing expenses decreased 10% and 7% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decrease was primarily due to lower commission related expenses as a result of lower sales.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. Cost of services expenses decreased by 12% and 11% in the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. As a percentage of services revenues, cost of services was 40% for the three and six month periods ended November 30, 2001, compared to 45% and 46% for the corresponding prior year periods, respectively. The decrease in cost of services as a percentage of services revenues was due primarily to support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues. Excluding the effect of currency rate fluctuations, cost of services decreased 12% and 9% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decrease was primarily due to increased productivity efficiencies and controls over headcount and headcount related expenditures in the support, consulting, and education lines of business. The decrease was also due in part to the reversal of bonus accruals discussed previously.

Research and Development Expenses. Research and development expenses decreased 3% and 1% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, the decreases were the same for both periods. The decrease was due primarily to reduced compensation expenses as a result of the reversal of bonus accruals discussed previously, offset partially by increased headcount. As a percentage of total revenues, research and development expenses remained relatively constant at 11% for the three and six month periods ended November 30, 2001 as compared to 10% for the corresponding prior year periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to increase and constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased 11% and 10% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. As a percentage of revenues, general and administrative expenses remained relatively constant at 4% for the three and six month periods ended November 30, 2001 and 2000. Excluding the effect of currency rate fluctuations, general and administrative expenses decreased 11% and 7% for the three and six month periods ended November 30, 2001 from the corresponding prior year periods, respectively. The decrease was primarily due to the reduction of compensation expenses discussed previously, as well as savings from productivity efficiencies and cost cutting measures.

Net Investment Gains (Losses) Related To Equity Securities

The net investment losses for the three and six month periods ended November 30, 2001 primarily reflect the provisions for losses related to investments in other companies, partially offset by gains realized from sales of marketable securities. The net investment loss for the three month period and the net investment gain for the six month period ended November 30, 2000 also included the Company's equity share in the results of Liberate Technologies. Effective February 1, 2001, the Company began to account for this investment as available for sale securities; therefore, no further equity share of results was recorded. See Footnote No. 6, Subsidiary Stock Transactions, in the Company's Form 10-K for the fiscal year ended May 31, 2001, for further information.

Other Income, Net

Other income, net, consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and the minority interest expense in the net profits of Oracle Japan. Other income, net, for the three and six month periods ended November 30, 2001 decreased 14% and 47% from the corresponding prior year periods, respectively. The decrease was primarily due to lower interest income as a result of lower average cash balances throughout the three and six month periods ended November 30, 2001 and lower interest rates in fiscal 2002.

Provision for Income Taxes

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.0% for the three and six month periods ended November 30, 2001, as compared to 35.5% for the corresponding prior year periods.

Liquidity and Capital Resources:

                                                   Six Months Ended November 30,
-                                                --------------------------------
                                                              Percent
(in thousands)                                      2001      Change     2000
------------------------------------------------ -----------  ------- -----------
Working capital................................. $ 3,853,946      5%  $ 3,655,839
Cash and cash investments.......................   4,959,528     13%    4,386,165
Cash provided by (used for) operating activities   1,509,655      *      (265,836)
Cash provided by (used for) investing activities  (1,810,762)     *       122,411
Cash used for financing activities..............  (1,670,320)   (46%)  (3,079,160)

--------
* not meaningful

Working capital as of November 30, 2001 was 5% higher than at the end of the corresponding prior year period, due primarily to higher cash flows from operations which was partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The positive cash flows generated from operations during the first six months of fiscal 2002 were primarily attributable to the net income for the period and a decrease in trade receivables. The negative cash flows from operations incurred in the first six months of fiscal 2001 were primarily due to the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000.

The negative cash flows from investing activities during the first six months of fiscal 2002 related to cash investment purchases and investments in capital expenditures, partially offset by maturities of cash investments. The positive cash flows generated from investing activities during the first six months of fiscal 2001 primarily reflected increased maturities of cash investments, partially offset by investments in capital expenditures. The Company expects to continue to invest in capital and other assets to support its growth.

The Company incurred negative cash flows from financing activities during the first six months of fiscal 2002 and fiscal 2001, primarily reflecting Common Stock repurchases. Since 1992 the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares, plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the first six months of fiscal 2002, approximately
124.6 million shares of Common Stock were repurchased for an aggregate price of approximately $1.9 billion. The Company repurchased approximately 95.4 million shares for approximately $3.4 billion during the first six months of fiscal 2001. As of November 30, 2001, the Company has approximately $1.5 billion available under existing Board authorization for future repurchases. The Company has primarily used cash flows from operations and investing activities to fund its repurchases.

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

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software caused by a weakening of the economy has resulted in decreased revenues and may continue to result in lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to its business applications suite and internet application server products. In addition, terrorist attacks upon the United States have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

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

New Products. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements, like Oracle9i database, Oracle 9iAS application server, and Oracle eBusiness Suite. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner and position and/or price its products to meet market demands, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

Sales Forecasts. Management uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion rate of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, as was the case in the second half of fiscal 2001 and the first half of fiscal 2002, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time. There can be no assurances as to when or if conversion of the sales pipeline into contracts will return to historical rates when the economy begins to recover.

Management of Operating Margins. The Company's future operating results will depend on its ability to accurately forecast revenues and control expenses. The Company's future operating results may also be adversely impacted by external factors, such as a slowing in demand for hardware used in conjunction with its software. An unexpected decline in revenues without a corresponding and timely slowdown in expense growth could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

Competitive Environment. The computer software industry is an intensely competitive industry with several large vendors that develop and market databases, internet application server products, application development tools, business applications and business intelligence products. Certain of these vendors have significantly greater financial and technical resources than the Company. The introduction of new competitive products into one or more of the Company's various markets, the addition of new functionality into an existing competitive product or the acquisition by one of its competitors of a product could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. In addition, new distribution methods (e.g. electronic channels) and opportunities presented by the Internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to continue to face intense competition in the various markets in which it competes.

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

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first half of fiscal 2002, particularly in Europe and will continue to do so throughout fiscal 2002 if the U.S. dollar strengthens relative to foreign currencies.

Foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements between the Company and its subsidiaries and selling distributors. These gains and losses are charged against earnings in the period incurred. The Company has reduced its transaction and translation gains and losses associated with converting foreign currencies into U.S. dollars by using foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. The Company finds it impractical to hedge all foreign currencies in which it conducts business. As a result, the Company will continue to experience foreign currency gains and losses. In addition, while the Company has limited exposure to the political and economic difficulties in Argentina, there can be no assurances about the magnitude and timing of any future impact on the Company or that the difficulties will not impact other regions.

Uncertainty of New Business Areas. The Company has in recent years expanded its technology into a number of new business areas, including Internet/electronic commerce, on-line business services, wireless initiatives, Internet computing, on-line exchanges and electronic sourcing for a number of business procurement needs. These areas are relatively new to the Company's product development and sales and marketing personnel. There can be no assurances that the Company will compete effectively or will generate significant revenues in these new areas. In addition, despite tremendous growth in some of these new areas, the impact on the Company of this growth is uncertain. There can be no assurances that the Company will be able to provide a product offering that will satisfy new customer demands in these areas and the growth patterns of these areas may vary significantly. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the Internet, are evolving rapidly. There can be no assurances that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has recently changed its pricing model for its system software products and any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales and license revenue as the Company's sales force implements and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of prices and product implementations by certain of the Company's competitors could, over time, significantly reduce the prices that the Company can charge for its products. Changes in customer use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing the Company's license revenues. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

In 2001, California experienced ongoing power system shortages, which resulted in "rolling blackouts," and the bankruptcy filing by one of the major California public utilities, may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. The Company expects substantial continued competition for highly-skilled business, product development, technical and other personnel. Accordingly, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

Future Acquisitions. As part of its business strategy, the Company has made and expects to continue to make acquisitions of, or investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that the Company pays much more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential product liability associated with the sale of the acquired company's products, the potential disruption of the Company's ongoing business, the distraction of management from the Company's business, the inability of management to maximize the Company's financial and strategic position, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, stock purchase rights or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisitions.

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

The table below presents the amortized principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The amortized principal amount approximates fair value at November 30, 2001.

Table of Investment Securities:

                                            Amortized
                                            Principal  Weighted Average
        (in thousands)                       Amount     Interest Rate
        ----------------------------------  ---------- ----------------
        Cash and cash equivalents.......... $2,467,515       2.20%
        Short-term investments (0-1 year)..  2,492,013       3.10%
        Long-term investments (1-2 years)..    580,471       3.33%
                                            ----------
           Total cash and cash investments. $5,539,999
                                            ==========

Foreign Currency Risk. The Company transacts business in various foreign currencies. The Company has established a foreign currency hedging program, which was approved by the Board of Directors, that primarily utilizes foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from the accrual of sub license fees and other intercompany activities. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at November 30, 2001 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries ("net investment hedges"). As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001. Under this accounting pronouncement, a company is allowed to measure the ineffectiveness of net investment hedges by using a method based on changes in spot exchange rates or a method based on changes in forward exchange rates. The Company initially elected to use the changes in forward exchange rates to measure the ineffectiveness of net investment hedges. Upon further review, the Company concluded that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates ("the effective portion") is reported in the stockholders' equity section to offset the translation results on the net investments. The remaining change in fair value of the forward contract ("the ineffective portion") is recognized in earnings. Accordingly, effective September 1, 2001, the Company decided to use the changes in spot exchange rates to measure the ineffectiveness of net investment hedges. The gains or losses on these net investment hedge contracts were not material to the Company's consolidated financial statements. As of November 30, 2001, the Company only had one outstanding forward contract in Japanese Yen designated as a hedge for our net investment in Oracle Japan with a notional amount of approximately $585.8 million and a notional weighted average exchange rate of 123.94. The contract matures on February 27, 2002.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the Company's outstanding forward contracts as of November 30, 2001. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, New Zealand, UK and the Euro. The forward contracts mature in ninety days or less as of November 30, 2001.

Table of Forward Contracts

                                                    Notional
                                                    Weighted
                                         Notional    Average
                 (in thousands)           Amount  Exchange Rate
                 ----------------------  -------- -------------
                 Functional Currency:
                    Argentine Peso...... $ 11,639       1.21
                    Australian Dollar...    5,997       0.52
                    Brazilian Real......   14,765       2.61
                    Canadian Dollar.....   25,212       1.59
                    Chilean Peso........    6,348     685.30
                    Chinese Renminbi....   71,793       8.28
                    Colombian Peso......    4,172    2372.75
                    Danish Krone........   16,181       8.42
                    Euro................   94,350       0.88
                    Indian Rupee........    9,824      48.70
                    Israeli Shekel......   47,993       4.28
                    Japanese Yen........    9,575     122.71
                    Korean Won..........   20,598    1288.77
                    Mexican Peso........    3,952       9.49
                    New Zealand Dollar..    3,468       0.41
                    Norwegian Krone.....   12,281       9.06
                    Peruvian New Sol....    4,065       3.47
                    Philippine Peso.....   12,673      53.30
                    Polish Zloty........   12,500       4.18
                    Saudi Arabian Riyal.   24,433       3.75
                    Singapore Dollar....   26,251       1.83
                    Slovakian Koruna....    1,066      49.47
                    South African Rand..    5,340      10.04
                    Swedish Krona.......    7,739      10.66
                    Swiss Franc.........   26,754       1.65
                    Taiwan Dollar.......    1,938      34.50
                    Thai Baht...........    7,013      44.24
                    UK Pound............  121,603       1.42
                                         --------
                        Total........... $609,523
                                         ========

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer on and after March 9, 2001. On June 20, 2001 the Court consolidated the class actions into a single action and appointed lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint is brought on behalf of purchasers of the stock of the Company during the period December 15, 2000 through March 1, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance and the performance of certain of its applications products, while certain individual defendants were selling Company stock, in violation of Federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. The Company moved to dismiss the consolidated action and a hearing was held on the motion to dismiss on December 18, 2001. The Court has not yet issued its opinion. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

Shareholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara on and after March 12, 2001. Three similar shareholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County. A revised amended consolidated complaint was filed on October 9, 2001. The derivative suits were brought by Company stockholders, allegedly on behalf of the Company, against all of the Company's directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and the performance of certain of its applications products while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and a declaration that the defendants breached their fiduciary duties. The Company has not yet responded to these complaints.

The Shareholder class actions filed in the Superior Court of the State of California, County of San Mateo against the Company and its Chief Financial Officer and former President and Chief Operating Officer on and after December 18, 1997 on behalf of purchasers of the stock of the Company during the period April 29, 1997 through December 9, 1997 were voluntarily dismissed without any payment or other concessions by the defendants on October 12, 2001. A related shareholder derivative lawsuit filed in the Superior Court of the State of California, County of San Mateo on November 17, 1998 was voluntarily dismissed without any payment or other concessions by the defendants on December 10, 2001.

The Company filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by the Company in its 1988 through 1991 tax years and assessed additional taxes for those years in excess of $20 million, plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in the Company's case. If allowed to stand and if followed by the Tax Court in the Company's case, the Microsoft ruling may be dispositive of that issue in the Company's case and could result in additional Federal and State taxes up to $130 million, plus interest accruing at applicable Federal and State rates, for the tax years at issue in the case and for the Company's subsequent tax filings. The Company's case was reassigned to the judge presiding in the Microsoft action and the Tax Court issued an order staying the Company's case until a final adjudication of the same legal issue in the Microsoft action. Microsoft filed a notice of appeal of the Tax Court's decision in the U.S. Court of Appeals for the Ninth Circuit on September 21, 2001 and filed its opening brief on appeal on December 20, 2001. The Company filed a motion for leave to file an amicus brief in the Microsoft appeal on December 26, 2001. The Court has not yet ruled on the Company's motion. The Company intends to defend its position vigorously and does not believe that the final outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In the second quarter of fiscal 2002, the Company sold an aggregate of 11,142 shares of Common Stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the "Ireland APSS") at an aggregate purchase price of approximately $167,000. There were no underwriting discounts or commissions. The Ireland APSS permits an eligible employee to receive shares of Common Stock in a tax efficient manner as a portion of such employee's bonus, as well as to contribute a portion of their base salary towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of Common Stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the safe harbor provided by Rule 903 of Regulation S ("Reg. S") under the Securities Act, to employees of Oracle EMEA Ltd who are not "U.S. Persons" as that term is defined in Reg. S.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 15, 2001.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2002 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

                                     Votes
Directors Name         Votes For    Withheld
--------------       ------------- ----------
Lawerence J. Ellison 4,510,398,490 32,920,115
Donald L.Lucas...... 4,509,216,450 34,102,155
Michael J. Boskin... 4,509,046,790 34,271,815
Jeffrey O. Henley... 4,511,180,014 32,138,591
Jack F. Kemp........ 4,508,146,257 35,172,348
Jeffrey Berg........ 4,510,619,171 32,699,434
Safra Catz.......... 4,489,858,844 53,459,761
Hector Garcia-Molina 4,511,589,660 31,728,945
Joseph A. Grundfest. 4,511,292,150 31,826,455

Proposal No. 2: The stockholders approved the adoption of the Company's Fiscal Year 2002 Executive Bonus Plan (with 4,366,797,557 affirmative votes, 127,200,659 negative votes, 49,320,389 votes abstaining, and no broker non-votes).

Proposal No. 3: The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended May 31, 2002 (with 4,457,992,849 affirmative votes, 65,266,303 negative votes, and 20,059,453 votes abstaining).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORACLE CORPORATION

Dated: January 14, 2002
                                          /S/  JEFFREY O. HENLEY
                                          By: _______________________________
                                             Jeffrey O. Henley
                                             Executive Vice President and
                                             Chief Financial Officer
Dated: January 14, 2002
                                          /S/  JENNIFER L. MINTON
                                          By: _______________________________
                                             Jennifer L. Minton
                                             Senior Vice President,
                                             Finance and Operations

                            [LOGO OF RECYCLE SYMBOL]
                                                                      C14067-01