Form 10-Q
period 2002-02-28
ORACLE CORP /DE/
filed 2002-04-12
CIK 777676

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended February 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

The number of shares of registrant's common stock outstanding as of March 31, 2002 was 5,491,217,094.

================================================================================

                              ORACLE CORPORATION

                          FORM 10-Q QUARTERLY REPORT

                               -----------------

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at February 28, 2002 and May 31, 2001...........   3

         Condensed Consolidated Statements of Operations for the three and nine months ended
         February 28, 2002 and February 28, 2001...............................................   4

         Condensed Consolidated Statements of Cash Flows for the nine months ended February 28,
         2002 and February 28, 2001............................................................   5

         Notes to Condensed Consolidated Financial Statements..................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................  23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................  26

Item 2.  Changes in Securities and Use of Proceeds.............................................  27

         Signatures............................................................................  28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 February 28,   May 31,
(in thousands, except share data)                                                    2002        2001
-------------------------------------------------------------------------------  ------------ -----------
                                    ASSETS                                       (unaudited)
Current assets:
   Cash and cash equivalents.................................................... $ 3,459,191  $ 4,449,166
   Short-term cash investments..................................................   2,151,783    1,438,495
   Trade receivables, net of allowance for doubtful accounts of $387,283 and
     $403,305, respectively.....................................................   1,621,413    2,432,131
   Other receivables............................................................     210,114      281,782
   Prepaid and refundable income taxes..........................................     457,719      272,742
   Prepaid expenses and other current assets....................................     121,776       88,834
                                                                                 -----------  -----------
          Total current assets..................................................   8,021,996    8,963,150
Long-term cash investments......................................................     329,775           --
Property, net...................................................................     984,766      974,751
Long-term prepaid income taxes..................................................     396,373      376,030
Other assets....................................................................     642,012      716,229
                                                                                 -----------  -----------
          Total assets.......................................................... $10,374,922  $11,030,160
                                                                                 ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current maturities of long-term debt....................... $     2,059  $     2,849
   Accounts payable.............................................................     238,297      270,112
   Income taxes payable.........................................................     972,162      767,087
   Accrued compensation and related benefits....................................     410,208      734,705
   Customer advances and unearned revenues......................................   1,013,778    1,213,529
   Value added tax and sales tax payable........................................      77,936      165,210
   Other accrued liabilities....................................................     850,180      763,127
                                                                                 -----------  -----------
          Total current liabilities.............................................   3,564,620    3,916,619
Long-term debt..................................................................     300,890      300,847
Deferred income taxes...........................................................     310,173      327,788
Other long-term liabilities.....................................................     209,538      207,135
                                                                                 -----------  -----------
          Total liabilities.....................................................   4,385,221    4,752,389
                                                                                 -----------  -----------
Stockholders' equity:
   Preferred stock, $0.01 par value--authorized: 1,000,000 shares; outstanding:
     none.......................................................................          --           --
   Common stock, $0.01 par value, and additional paid in capital--authorized:
     11,000,000,000 shares; outstanding: 5,490,340,558 shares at February 28,
     2002 and 5,592,360,823 shares at May 31, 2001..............................   4,972,798    4,820,869
   Retained earnings............................................................   1,235,324    1,610,480
   Accumulated other comprehensive loss.........................................    (218,421)    (153,578)
                                                                                 -----------  -----------
          Total stockholders' equity............................................   5,989,701    6,277,771
                                                                                 -----------  -----------
          Total liabilities and stockholders' equity............................ $10,374,922  $11,030,160
                                                                                 ===========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                        February 28,            February 28,
                                                   ----------------------  ----------------------
(in thousands, except per share data)                 2002        2001        2002        2001
-------------------------------------------------- ----------  ----------  ----------  ----------
Revenues:
   Licenses and other............................. $  789,578  $1,125,083  $2,340,334  $3,050,559
   Services.......................................  1,439,765   1,549,284   4,488,389   4,545,229
                                                   ----------  ----------  ----------  ----------
       Total revenues.............................  2,229,343   2,674,367   6,828,723   7,595,788
                                                   ----------  ----------  ----------  ----------
Operating expenses:
   Sales and marketing............................    514,816     665,605   1,621,449   1,879,434
   Cost of services...............................    547,467     708,614   1,767,178   2,077,490
   Research and development.......................    283,231     301,455     794,014     818,762
   General and administrative.....................    105,090     120,570     301,621     337,937
                                                   ----------  ----------  ----------  ----------
       Total operating expenses...................  1,450,604   1,796,244   4,484,262   5,113,623
                                                   ----------  ----------  ----------  ----------
Operating income..................................    778,739     878,123   2,344,461   2,482,165

Net investment losses related to equity securities     (7,510)    (22,437)    (14,199)    (20,472)
Other income, net.................................     10,271      47,745      82,175     183,862
                                                   ----------  ----------  ----------  ----------
Income before provision for income taxes..........    781,500     903,431   2,412,437   2,645,555
   Provision for income taxes.....................    273,525     320,718     844,353     939,353
                                                   ----------  ----------  ----------  ----------
Net income........................................ $  507,975  $  582,713  $1,568,084  $1,706,202
                                                   ==========  ==========  ==========  ==========
Earnings per share:
   Basic.......................................... $     0.09  $     0.10  $     0.28  $     0.30
                                                   ==========  ==========  ==========  ==========
   Diluted........................................ $     0.09  $     0.10  $     0.27  $     0.29
                                                   ==========  ==========  ==========  ==========
Weighted average common shares outstanding:
   Basic..........................................  5,492,297   5,595,808   5,533,493   5,594,765
                                                   ==========  ==========  ==========  ==========
   Diluted........................................  5,669,334   5,851,333   5,715,071   5,886,397
                                                   ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                         Nine Months Ended
                                                                                           February 28,
                                                                                     ------------------------
(in thousands)                                                                          2002         2001
-------------------------------------------------------------------------------      -----------  -----------
Cash Flows From Operating Activities:
   Net income....................................................................... $ 1,568,084  $ 1,706,202
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................................     193,657      206,399
       Amortization of purchase price in excess of net tangible assets acquired.....      39,785       53,091
       Provision for doubtful accounts..............................................     138,929      134,104
       Net investment losses related to equity securities...........................      14,199       20,472
       Changes in assets and liabilities:
          Decrease in trade receivables.............................................     650,487      414,304
          (Increase) decrease in prepaid expenses and other current assets..........    (152,978)      56,295
          (Increase) decrease in long-term prepaid income taxes.....................     (21,536)      59,679
          Decrease in accounts payable..............................................     (30,370)      (7,160)
          Increase (decrease) in income taxes payable...............................     254,854   (1,669,877)
          Decrease in accrued compensation and related benefits.....................    (318,377)    (180,899)
          Decrease in customer advances and unearned revenues.......................    (186,684)     (74,484)
          Decrease in value added tax and sales tax payable.........................     (85,006)     (24,734)
          Increase in other accrued liabilities.....................................      96,638       26,566
          Increase (decrease) in deferred income taxes..............................      (6,001)      14,042
          Increase in other long-term liabilities...................................       2,517        8,891
                                                                                     -----------  -----------
   Net cash provided by operating activities........................................   2,158,198      742,891
                                                                                     -----------  -----------
Cash Flows From Investing Activities:
       Purchases of cash investments................................................  (4,289,986)    (782,900)
       Proceeds from maturities of cash investments.................................   3,246,923      359,792
       Capital expenditures.........................................................    (198,871)    (216,689)
       Proceeds from sales of marketable securities.................................      10,617      126,988
       Increase in other assets.....................................................      (9,011)    (100,773)
                                                                                     -----------  -----------
   Net cash used for investing activities...........................................  (1,240,328)    (613,581)
                                                                                     -----------  -----------
Cash Flows From Financing Activities:
       Payments for repurchase of common stock......................................  (2,051,176)  (3,771,737)
       Proceeds from issuance of common stock.......................................     217,168      409,824
       Net payments under notes payable and long-term debt..........................        (744)          (4)
                                                                                     -----------  -----------
   Net cash used for financing activities...........................................  (1,834,752)  (3,361,917)
                                                                                     -----------  -----------
Effect of exchange rate changes on cash and cash equivalents........................     (73,093)     (67,261)
                                                                                     -----------  -----------
   Net decrease in cash and cash equivalents........................................    (989,975)  (3,299,868)
   Cash and cash equivalents at beginning of period.................................   4,449,166    7,429,206
                                                                                     -----------  -----------
   Cash and cash equivalents at end of period....................................... $ 3,459,191  $ 4,129,338
                                                                                     ===========  ===========

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2002
(unaudited)

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

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan and a forward contract to sell 36.0 million shares of the Company's Common Stock. Approximately 122.0 million and 106.6 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended February 28, 2002, respectively, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                              Three Months Ended     Nine Months Ended
                                                                 February 28,          February 28,
                                                             --------------------- ---------------------
(in thousands, except per share data)                           2002       2001       2002       2001
------------------------------------------------------------ ---------- ---------- ---------- ----------
Net income.................................................. $  507,975 $  582,713 $1,568,084 $1,706,202
                                                             ========== ========== ========== ==========
Weighted average common shares outstanding..................  5,492,297  5,595,808  5,533,493  5,594,765
Dilutive effect of employee stock plans and forward contract    177,037    255,525    181,578    291,632
                                                             ---------- ---------- ---------- ----------
Diluted weighted average common shares outstanding..........  5,669,334  5,851,333  5,715,071  5,886,397
                                                             ========== ========== ========== ==========
Basic earnings per share.................................... $     0.09 $     0.10 $     0.28 $     0.30
                                                             ========== ========== ========== ==========
Diluted earnings per share.................................. $     0.09 $     0.10 $     0.27 $     0.29
                                                             ========== ========== ========== ==========

3.  COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders' equity instead of net income.

ORACLE CORPORATION

February 28, 2002
(unaudited)

3.  COMPREHENSIVE INCOME (continued)


The following table sets forth the calculation of comprehensive income for the periods indicated:

                                           Three Months Ended     Nine Months Ended
                                              February 28,          February 28,
                                           ------------------  ----------------------
(in thousands)                               2002      2001       2002        2001
------------------------------------------ --------  --------  ----------  ----------
Net income................................ $507,975  $582,713  $1,568,084  $1,706,202
Net unrealized losses on equity securities  (34,774)   (2,835)    (22,864)    (49,522)
Foreign currency translation losses.......  (31,478)  (24,452)    (41,979)    (68,637)
                                           --------  --------  ----------  ----------
Total comprehensive income................ $441,723  $555,426  $1,503,241  $1,588,043
                                           ========  ========  ==========  ==========

The net unrealized losses on equity securities for the three and nine months ended February 28, 2002 primarily reflect the net decrease in the quoted market value of the Company's investment in Liberate Technologies. Effective February 1, 2001, the Company began to account for this investment as available for sale securities. See Footnote No. 6, Subsidiary Stock Transactions, in the Company's Form 10-K for the fiscal year ended May 31, 2001, for further information. As of February 28, 2002, the fair market value of the Company's investment in Liberate Technologies was approximately $247.5 million, which was recorded in Other Assets on the accompanying condensed consolidated balance sheet, with an approximate $36.7 million unrealized loss, net of tax, recorded in stockholders' equity.

4.  STOCK REPURCHASE PROGRAM

Since 1992, the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the three and nine months ended February 28, 2002, approximately
12.8 million and 137.4 million shares of Common Stock were repurchased for an aggregate price of approximately $193.3 million and $2.1 billion, respectively. As of February 28, 2002, the Company has approximately $1.3 billion available for future repurchases under the stock repurchase program.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001. Under this accounting pronouncement, a company is allowed to measure the ineffectiveness of net investment hedges by using a method based on changes in spot exchange rates or a method based on changes in forward exchange rates. The Company initially elected to use the changes in forward exchange rates to measure the ineffectiveness of net investment hedges. Upon further review, the Company concluded that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates ("the effective portion") is reported in the stockholders' equity section to offset the translation results on the net investments. The remaining change in fair value of the forward contract ("the ineffective portion") is recognized in earnings. Accordingly, effective September 1, 2001, the Company decided to use the changes in spot exchange rates to measure the ineffectiveness of net investment hedges. The accounting impact for such change in the methodology was

ORACLE CORPORATION

February 28, 2002
(unaudited)

5.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

immaterial and therefore, the cumulative amount was recorded in the Other Income, net line in the accompanying condensed consolidated statement of operations for the quarter ended November 30, 2001 and no prior quarter restatement was deemed necessary. As of February 28, 2002, the Company had outstanding forward contracts for these net investment hedges with a total notional value of approximately $965 million. The fair value of these hedges at February 28, 2002 was approximately zero as they were entered into at the end of the quarter. Please see Item 3, Quantitative and Qualitative Disclosures About Market Risk for further details.

In July 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. The Company will adopt this statement beginning June 1, 2002. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows. As of February 28, 2002, the unamortized balance of goodwill and acquired intangible assets was approximately $60.5 million, which was recorded in Other Assets in the accompanying condensed consolidated balance sheet. The majority of this amount represents acquired intangible assets which would continue to be amortized upon adoption of the new standard.

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

In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred" (the "Announcement"), which was subsequently incorporated in Emerging Issues Task Force ("EITF") No. 01-14. The Announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the Announcement. The Company will adopt the Announcement in the quarter ending May 31, 2002. The Announcement is not expected to have a

ORACLE CORPORATION

February 28, 2002
(unaudited)

5.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

material effect on total services revenues or the services gross margin percentages and will have no effect on net income as it will increase both services revenues and cost of services.

In July 2001, the FASB reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for a Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. The Company is required to adopt these new standards no later than the quarter ending May 31, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require reclassification of financial statements for prior periods presented for comparative purposes. The Company believes that reclassifications under EITF 00-25 and EITF 01-09 will not materially affect the Company's gross margin percentages and will have no effect on net income, although reclassification will change the presentation of certain revenue and expense items contained within the financial statements.

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

February 28, 2002
(unaudited)

6.  SEGMENT REPORTING (continued)


The following table presents a summary of operating segments:/(1)/

                                                             Three Months Ended     Nine Months Ended
                                                                February 28,          February 28,
                                                            --------------------- ---------------------
(in thousands)                                                 2002       2001       2002       2001
--------------------------------------------------------    ---------- ---------- ---------- ----------
--------------------------------------------------------    ---------- ---------- ---------- ----------
New license:
   New license revenues from unaffiliated customers/(2)/... $  779,923 $1,113,762 $2,307,344 $3,009,090
   Distribution expenses...................................    379,201    503,532  1,210,252  1,404,345
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  400,722 $  610,230 $1,097,092 $1,604,745
License updates:
   Revenues from unaffiliated customers/(2)/............... $  584,591 $  561,259 $1,753,810 $1,628,828
   Distribution expenses...................................      4,516      6,599     15,466     20,733
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  580,075 $  554,660 $1,738,344 $1,608,095
       New license and license updates:
          Revenues from unaffiliated customers/(2)/........ $1,364,514 $1,675,021 $4,061,154 $4,637,918
          Distribution expenses............................    383,717    510,131  1,225,718  1,425,078
                                                            ---------- ---------- ---------- ----------
          Distribution margin/(3)/......................... $  980,797 $1,164,890 $2,835,436 $3,212,840
Support:/(4)/
   Revenues from unaffiliated customers/(2)/............... $  355,498 $  350,658 $1,070,707 $1,000,897
   Distribution expenses...................................    146,733    159,690    431,959    460,586
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  208,765 $  190,968 $  638,748 $  540,311
Education:
   Revenues from unaffiliated customers/(2)/............... $   76,282 $  108,316 $  281,251 $  336,112
   Distribution expenses...................................     50,696     63,658    161,084    206,225
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $   25,586 $   44,658 $  120,167 $  129,887
Consulting:
   Revenues from unaffiliated customers/(2)/............... $  433,049 $  540,372 $1,415,611 $1,620,861
   Distribution expenses...................................    321,127    431,670  1,053,918  1,254,028
                                                            ---------- ---------- ---------- ----------
   Distribution margin/(3)/................................ $  111,922 $  108,702 $  361,693 $  366,833
       Totals:
          Revenues from unaffiliated customers/(2)/........ $2,229,343 $2,674,367 $6,828,723 $7,595,788
          Distribution expenses............................    902,273  1,165,149  2,872,679  3,345,917
                                                            ---------- ---------- ---------- ----------
          Distribution margin/(3)/......................... $1,327,070 $1,509,218 $3,956,044 $4,249,871
                                                            ========== ========== ========== ==========

--------
/(1)/For business and management evaluation purposes, the Company from time to time changes the underlying structure of its operating segments. Segment data related to prior periods were reclassified, as required by SFAS No. 131, to conform to the current organizational structure.

/(2)/Operating segment revenues differ from the external reporting classifications due to certain license products which are classified as services revenues for management reporting purposes. Additionally, the license updates revenues are classified as services revenues for external reporting purposes.

ORACLE CORPORATION

February 28, 2002
(unaudited)

6.  SEGMENT REPORTING (continued)

/(3)/The distribution margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development and information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the line of business.

/(4)/As indicated above, license updates revenues were previously reported under support but are now separately stated.

Profit reconciliation

                                                     Three Months Ended        Nine Months Ended
                                                        February 28,             February 28,
                                                   ----------------------  ------------------------
(in thousands)                                        2002        2001        2002         2001
-------------------------------------------------- ----------  ----------  -----------  -----------
Total distribution margin for reportable segments. $1,327,070  $1,509,218  $ 3,956,044  $ 4,249,871
Product development and information technology
  expenses........................................   (373,502)   (397,784)  (1,060,660)  (1,109,939)
Marketing and partner program expenses............    (92,702)   (110,895)    (277,249)    (328,002)
Corporate and general and administrative expenses.    (68,854)   (102,750)    (223,754)    (266,537)
Net investment losses related to equity securities     (7,510)    (22,437)     (14,199)     (20,472)
Other income (loss), net/(1)/.....................     (3,002)     28,079       32,255      120,634
                                                   ----------  ----------  -----------  -----------
   Income before provision for income taxes....... $  781,500  $  903,431  $ 2,412,437  $ 2,645,555
                                                   ==========  ==========  ===========  ===========

--------
/(1)/Other income (loss), net differs from those stated on the accompanying condensed consolidated statements of operations primarily due to the classification of certain intangible amortization for management reporting purposes.

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

Results of Operations

Total revenues decreased 17% and 10% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decrease was primarily attributable to lower license, consulting and education revenues as a result of a continued weakness in the economy. Although recent economic data indicate an improvement in overall economic conditions, technology spending is lagging the overall recovery particularly in industries where the Company has traditionally been successful, such as telecommunications, high technology and manufacturing. Excluding the effect of currency rate fluctuations, total revenues decreased 14% and 8% for the third quarter and first nine months of fiscal 2002 from the corresponding prior year periods. Sales and marketing and cost of services expenses continue to represent significant portions of operating expenses. Sales and marketing as a percentage of total revenues was 23% and 24% for the three and nine month periods ended February 28, compared to 25% of total revenues for the corresponding prior year periods, respectively. Cost of services as a percentage of total revenues was 25% and 26% for the three and nine month periods ended February 28, 2002, respectively, compared to 26% and 27% for the corresponding prior year periods, respectively. Research and development expenses as a percentage of total revenues was 13% and 12% for the three and nine month periods ended February 28, 2002, compared to 11% for the corresponding prior year periods. General and administrative expenses as a percentage of total revenues remained constant at 5% and 4% for the three and nine month periods ended February 28, 2002 and 2001, respectively. Overall, operating income as a percentage of total revenues was 35% and 34% during the third quarter and first nine months of fiscal 2002, compared to 33% for the corresponding prior year periods.

Domestic revenues decreased 20% and 15% during the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively, due to continued weak economic conditions in the United States. International revenues decreased 13% and 5% during the third quarter and first nine months of fiscal 2002 from the corresponding prior year periods also due to slower economic conditions overseas, particularly in Asia. International revenues were unfavorably affected during the third quarter and first nine months of fiscal 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, international revenues decreased 7% and 1% for the third quarter and first nine months of fiscal 2002 as compared to the corresponding prior year periods, respectively. International revenues represented 51% and 57% of total revenues for the third quarter and first nine months of fiscal 2002, as compared to 49% of total revenues for the corresponding prior year periods. The Company expects that its international operations will continue to generate a significant portion of total revenues, and thus, its revenues may be adversely affected if the U.S. dollar continues to strengthen relative to international currencies and if slower economic conditions continue overseas.

Revenues

                     Three Months Ended February 28, Nine Months Ended February 28,
                     ------------------------------  -----------------------------
                                             Percent                        Percent
(in thousands)          2002        2001     Change     2002        2001    Change
-------------------- ----------  ----------  ------- ----------  ---------- -------
Licenses and other.. $  789,578  $1,125,083   (30%)  $2,340,334  $3,050,559  (23%)
Services............  1,439,765   1,549,284    (7%)   4,488,389   4,545,229   (1%)
                     ----------  ----------          ----------  ----------
   Total revenues... $2,229,343  $2,674,367   (17%)  $6,828,723  $7,595,788  (10%)
                     ==========  ==========          ==========  ==========
Percent of Revenues:
Licenses and other..        35%         42%                 34%         40%
Services............        65%         58%                 66%         60%
                     ----------  ----------          ----------  ----------
   Total revenues...       100%        100%                100%        100%
                     ==========  ==========          ==========  ==========

Licenses and Other Revenues. License revenues represent fees earned for granting customers new licenses to use the Company's software products. Licenses and other revenues also include revenues relating to documentation and other miscellaneous revenues. License and other revenues decreased 30% and 23% for the third quarter and first nine months of fiscal 2002 from the corresponding prior year periods, respectively. Systems software license revenues, which include database server, application server and development tools revenues, decreased 26% and 20% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Business applications revenues decreased 41% and 33% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decrease in license and other revenues in the three and nine month periods ended February 28, 2002 was primarily due to continuing weak economic conditions, both domestically and internationally, which has caused companies to delay or lower their technology capital spending, as well as the decline of the "dot com" and telecommunications markets, that negatively impacted demand for the Company's systems and business application products for the nine month period ended February 28, 2002. As a percentage of revenues, licenses and other revenues represented 35% and 34% of total revenues for the three and nine month periods ended February 28, 2002, as compared to 42% and 40% of total revenues for the corresponding prior year periods, respectively.

Effective June 1, 2001, the Company expanded its operating segments to include license updates which represent the Company's estimate of the portion of maintenance revenues that relate to license updates. The Company believes that for business and management evaluation purposes, license updates should be viewed separately from support as they represent a subscription to future license product versions, and their inclusion would distort the support margins as the majority of the costs related to such updates are contained in the research and development area. Had these license updates been reclassified out of support revenues, license revenues including these license updates would have decreased 18% and 12% in the third quarter and first nine months of fiscal 2002 from the corresponding prior year periods, respectively. License updates alone increased 5% and 8% for the third quarter and first nine months of fiscal 2002 over the corresponding prior year periods, respectively, reflecting an increase in the overall customer installed base.

Services Revenues. Services revenues consist of support, consulting and education services revenues which comprised 65%, 31% and 4% of total services revenues, respectively, for the three month period ended February 28, 2002 and 63%, 32% and 5% of total services revenues for the nine month period ended February 28, 2002, respectively.

Support revenues increased 3% and 7% for the third quarter and first nine months of fiscal 2002 from the corresponding prior year periods, respectively, primarily reflecting an increase in the overall customer installed base. Support revenues excluding license updates remained constant in the third quarter of fiscal 2002 with the corresponding prior year and increased 6% for the nine month period ended February 28, 2002 over the corresponding prior year period.

Consulting revenues decreased 20% and 12% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decline in the consulting services revenues experienced during the three and nine month periods ended February 28, 2002 was primarily due to a decrease in the demand for these services as a result of the following: i) continuing weak economic conditions, ii) a slowdown in the business applications market, iii) a push towards a partner model, leveraging third party consulting firms who provide consulting services to the Company's customers, and iv) shorter implementation engagements for Oracle's newer generation of products.

Education revenues decreased 34% and 20% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively, primarily due to negative growth in license revenues, as well as customers reducing discretionary spending due to the weak economic conditions both domestically and internationally.

Operating expenses

                                Three Months Ended February 28, Nine Months Ended February 28,
                                ------------------------------  -----------------------------
                                                        Percent                        Percent
(in thousands)                     2002        2001     Change     2002        2001    Change
------------------------------- ----------  ----------  ------- ----------  ---------- -------
Sales and marketing............ $  514,816  $  665,605   (23%)  $1,621,449  $1,879,434  (14%)
Cost of services...............    547,467     708,614   (23%)   1,767,178   2,077,490  (15%)
Research and development.......    283,231     301,455    (6%)     794,014     818,762   (3%)
General and administrative.....    105,090     120,570   (13%)     301,621     337,937  (11%)
                                ----------  ----------          ----------  ----------
   Total operating expenses.... $1,450,604  $1,796,244   (19%)  $4,484,262  $5,113,623  (12%)
                                ==========  ==========          ==========  ==========
Percent of Revenues:
Sales and marketing............        23%         25%                 24%         25%
Cost of services...............        24%         26%                 26%         27%
Research and development.......        13%         11%                 12%         11%
General and administrative.....         5%          5%                  4%          4%
                                ----------  ----------          ----------  ----------
   Total operating expenses....        65%         67%                 66%         67%
                                ==========  ==========          ==========  ==========

Total Operating Expenses. Total operating expenses decreased 19% and 12% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods. Operating expenses were favorably affected during the three and nine month periods ended February 28, 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses decreased 17% and 11% in the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Total operating expenses for the three and nine month periods ended February 28, 2002 were favorably affected by reduced compensation expenses as a result of the elimination of discretionary bonuses for the U.S. operations due to lower than planned Company financial performance, as well as lower commission related expenses as a result of lower sales and other cost control measures.

Sales and Marketing Expenses. The Company continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. However, the Company also continues to market its products through indirect channels. Sales and marketing expenses decreased 23% and 14% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, sales and marketing expenses decreased 20% and 12% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decrease was primarily due to lower commission and bonuses as a result of lower sales, as well as lower sales headcount. As a percentage of licenses and other revenues, sales and marketing expenses were 65% and 69% for the three and nine month periods ended February 28, 2002 compared to 59% and 62% for the corresponding prior year periods, respectively. The increase in sales and marketing expenses as a percentage of licenses and other revenues in the three and nine month periods ended February 28, 2002 was due primarily to a decrease in license revenues.

Cost of Services. The cost of providing services consists largely of consulting, education and support personnel expenses. Cost of services expenses decreased by 23% and 15% in the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, cost of services decreased 21% and 13% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The cost of services decrease was primarily due to increased productivity efficiencies and controls over headcount and headcount related expenditures in the support, consulting, and education lines of business. The decrease was also due in part to the elimination of discretionary bonuses discussed previously. As a percentage of services revenues, cost of services was 38% and 39% for the three and nine month periods ended February 28, 2002, compared to 46% for the corresponding prior year periods, respectively. The decrease in cost of services as a percentage of services revenues was due primarily to an increase in support revenues, which have relatively higher margins, constituting a higher percentage of total services revenues.

Research and Development Expenses. Research and development expenses decreased 6% and 3% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, research and development expenses decreased 5% and 3% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decrease was due primarily to reduced compensation expenses as a result of the elimination of discretionary bonuses discussed previously as well as on-going growth in headcount in lower cost areas outside the U.S., offset partially by a 13% increase in headcount from February 28, 2001. As a percentage of total revenues, research and development expenses was 13% and 12% for the three and nine month periods ended February 28, 2002 as compared to 11% for the corresponding prior year periods. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to increase and constitute a significant percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased 13% and 11% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. Excluding the effect of currency rate fluctuations, general and administrative expenses decreased 10% and 8% for the three and nine month periods ended February 28, 2002 from the corresponding prior year periods, respectively. The decrease was primarily due to the reduction of compensation expenses discussed previously, as well as savings from productivity efficiencies and cost control measures. As a percentage of revenues, general and administrative expenses were 5% and 4% for the three and nine month periods ended February 28, 2002 and 2001, respectively.

Net Investment Losses Related To Equity Securities

The net investment losses for the three and nine month periods ended February 28, 2002 primarily reflect the write-down of certain investments in other companies, partially offset by gains realized from sales of marketable securities. The net investment loss for the three and nine month periods ended February 28, 2001 also included the Company's equity share in the results of Liberate Technologies. Effective February 1, 2001, the Company began to account for this investment as available for sale securities; therefore, no further equity share of results was recorded. See Footnote No. 3, Comprehensive Income, in this Form 10-Q as well as Footnote No. 6, Subsidiary Stock Transactions, in the Company's Form 10-K for the fiscal year ended May 31, 2001, for further information.

Other Income, Net

Other income, net, consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and the minority interest's share in the net profits of Oracle Japan. Other income, net, for the three and nine month periods ended February 28, 2002 decreased 78% and 55% from the corresponding prior year periods, respectively. The decrease was primarily due to lower interest income as a result of lower average cash balances throughout the three and nine month periods ended February 28, 2002 and lower interest rates in fiscal 2002. The lower average cash balances were primarily due to the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000 as well as stock repurchases. The decrease in other income, net, was also caused, to a lesser extent, by increased foreign currency losses primarily as a result of the devaluation of the Argentine Peso.

Provision for Income Taxes

The Company's effective tax rates have historically differed from the federal statutory rate primarily because of state taxes. The effective tax rate was 35.0% for the three and nine month periods ended February 28, 2002, as compared to 35.5% for the corresponding prior year periods.

Liquidity and Capital Resources:

                                               Nine Months Ended February 28,
                                              --------------------------------
                                                           Percent
 (in thousands)                                  2002      Change     2001
 -------------------------------------------- -----------  ------- -----------
 Working capital............................. $ 4,457,376      7%  $ 4,153,382
 Cash and cash investments...................   5,940,749     19%    4,995,238
 Cash provided by operating activities.......   2,158,198    191%      742,891
 Cash used for investing activities..........  (1,240,328)   102%     (613,581)
 Cash used for financing activities..........  (1,834,752)   (45%)  (3,361,917)

Working capital as of February 28, 2002 was 7% higher than at the end of the corresponding prior year period, due primarily to higher cash flows from operations which was partially offset by cash used for the repurchase of the Company's Common Stock and cash used for other long-term investing activities.

The positive cash flows generated from operations during the first nine months of fiscal 2002 were primarily attributable to the net income for the period and cash collections from trade receivables. The lower positive cash flows from operations generated in the first nine months of fiscal 2001 were primarily due to the payment of taxes related to the gain on sale of Oracle Japan stock that occurred in the fourth quarter of fiscal 2000.

The negative cash flows from investing activities during the first nine months of fiscal 2002 and fiscal 2001 related to cash investment purchases and investments in capital expenditures, partially offset by maturities of cash investments. The Company expects to continue to invest in capital and other assets to support its growth.

As previously discussed in the Company's Form 10-Ks, in December 1996, the Company entered into a seven-year master lease facility with a banking institution that provides for the construction or purchase of up to $150.0 million of property and improvements to be leased to the Company. In May 1998, this facility was increased by $32.0 million to a total of $182.0 million. The Company may, at its option, purchase the leased properties during the term of the lease at approximately the same amount expended by the lessor to construct or purchase such properties. In the event that the Company does not exercise its purchase option, the Company has agreed to guarantee that the properties will have a specified residual value, which will be determined at the lease inception date for each property. The total amount utilized under this master lease facility was approximately $167.7 million. The Company currently intends to exercise its option to purchase the leased properties upon maturity of the leases, which would be in December 2003, for approximately the same amount.

The Company incurred negative cash flows from financing activities during the first nine months of fiscal 2002 and fiscal 2001, primarily reflecting Common Stock repurchases. Since 1992, the Company's Board of Directors has cumulatively approved the repurchase of 1.1 billion shares, plus an additional amount of $3.0 billion to reduce the dilutive effect of shares issued under its various employee stock plans. During the first nine months of fiscal 2002, approximately 137.4 million shares of Common Stock were repurchased for an aggregate price of approximately $2.1 billion. The Company repurchased approximately 108.0 million shares for approximately $3.8 billion during the first nine months of fiscal 2001. As of February 28, 2002, the Company had approximately $1.3 billion available under existing Board authorizations for future repurchases. The Company has primarily used cash flows from operations and investing activities to fund its repurchases.

As previously discussed in the Company's Form 10-Ks, in February 1998, the Company entered into a forward contract to sell 36,000,000 shares of the Company's Common Stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. Under the contract, the Company has the right to issue unregistered shares for settlement of the contract or for net share settlement. The potential dilutive effect of this forward contract is currently being reflected in the Company's earnings per share calculation. To eliminate such dilution from this contract, the Company, at its sole discretion, may decide to repurchase shares and then use those shares to settle the contract. If this were to happen, additional Common Stock repurchases may be needed, which would amount to approximately $410 million based on the closing market price of its Common Stock as of February 28, 2002.

The Company offers its customers the option to acquire its software and services through separate long term payment contracts, which contain industry standard financing terms. The Company generally sells such contracts on a non recourse basis to financial institutions, including the right to directly enforce the payments due. As previously discussed in the Company's Form 10-Ks, the Company records the transfers of amounts due from customers to financial institutions as sales of financial assets, as it is considered to have surrendered control of such financial assets under the provisions of SFAS No. 140, issued in September 2000, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No.
125. Contracts transferred under these programs were approximately $522 million and $610 million for the first nine months of fiscal 2002 and 2001, respectively.

During fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations that rank on parity with all of its other unsecured and unsubordinated indebtedness that may be outstanding. In February 2002, the Company entered into two interest-rate swap agreements to modify the interest characteristics of these Senior Notes so that the interest payable on the Senior Notes effectively becomes variable. The notional amount of the interest rate swap and its termination date match the value and maturity of the outstanding Senior Notes. As a result of the two interest rate swaps, the effective interest rates on the Senior Notes due in 2004 and 2007 as of February 28, 2002 were 6.52% and 6.54%, respectively.

The Company believes that its current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet its working capital, capital expenditure, and investment needs through at least the next 12 months.

Factors That May Affect Future Results and Market Price of Stock

The Company operates in a rapidly changing environment that involves numerous risks, many of which are beyond its control. The following discussion highlights some of these risks.

Revenue Growth and Economic Conditions. The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services, particularly in the product segments in which the Company competes. Because the Company's sales are primarily to corporate and government customers, its business also depends on general economic and business conditions. A softening of demand for computer software, particularly in industry sectors such as high technology, telecommunications and manufacturing, caused by a weakening of the economy has resulted in decreased revenues and may continue to result in lower revenue growth rates. In particular, one of the challenges the Company continues to face in promoting future growth in license revenues is the successful refocusing of its marketing and sales efforts to its business applications suite and internet application server products. In addition, terrorist attacks upon the United States have added (or exacerbated) economic, political and other uncertainties, which could adversely affect the Company's revenue growth. There can be no assurances that the Company will be able to effectively promote future revenue growth in its systems software and business applications areas.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides further revenue recognition guidance. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB No. 101 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices and such changes could have a material adverse effect on the Company's business, results of operations or financial position.

New Products and Enhancements. The markets for the Company's products are characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements, like Oracle9i database, Oracle 9iAS application server, Oracle eBusiness Suite and the enhanced version of each of these products. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain its competitive position, the Company must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's inability to run on new or increasingly popular operating systems, or the Company's failure to successfully enhance and improve its products in a timely manner and position and/or price its products to meet market demands, could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

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

Sales Forecasts. Management uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company aggregates these estimates periodically in order to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion rate of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, as was the case in the second half of fiscal 2001 and the first three quarters of fiscal 2002, a slowdown in information technology spending or economic conditions may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time. In addition, to the extent that increases in demand for computer software and services lags any general economic recovery, as was the case in the third quarter of fiscal 2002, the overall license pipeline conversion rate may also be reduced. There can be no assurances as to when or if conversion of the sales pipeline into contracts will return to historical rates when information technology spending and the economy begin to recover.

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

International Sales. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that the Company will be able to successfully address each of these challenges. A softening in demand for computer software and services in any particular region, as was the case in Asia in the third quarter of fiscal 2002, may adversely affect the Company's future operating results. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar adversely affected revenues and operating results in the first three quarters of fiscal 2002 and will continue to do so throughout fiscal 2002 if the U.S. dollar strengthens relative to foreign currencies.

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

Pricing. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, the Company has recently changed its pricing model for its eBusiness Suite and system software products and any broadly based changes to the Company's prices and pricing policies could lead to a decline or delay in sales and license revenue as the Company's sales force implements and its customers adjust to the new pricing policies. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of prices and product implementations by certain of the Company's competitors could, over time, significantly reduce the prices that the Company can charge for its products. Changes in customer use of the Company's products could also result in lower license revenues if the Company's pricing model is not adapted to such usage. Shifts toward the use of operating systems on which the Company experiences relatively greater price competition could result in lower average license prices, thereby reducing the Company's license revenues. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. The Company expects substantial continued competition for highly-skilled business, product development, technical and other personnel. Accordingly, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more senior managers or other key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on its continued growth.

Uneven Patterns of Quarterly Operating Results and Revenues. The Company's revenues in general and its license revenues in particular, are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual license transactions, the closing of which are often delayed by customers until the end of a fiscal quarter, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, (vi) seasonality of technology purchases and other general economic conditions, (vii) changes in the product selection purchasing patterns between standard edition products and higher premium products and (viii) changes in the Company's pricing policies or those of its competitors. Accordingly, the Company's quarterly results are difficult to predict until the very end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

In 2001, California experienced ongoing power system shortages, which resulted in "rolling blackouts," and the bankruptcy filing by one of the major California public utilities, may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Although the likelihood of such disruptions has diminished, such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

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

The table below presents the amortized principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term and long-term investments are all in fixed rate instruments. The amortized principal amount approximates fair value at February 28, 2002.

Table of Investment Securities:

                                                             Weighted
                                              Principal       Average
                                                Amount     Interest Rate
        ----------------------------------  -------------- -------------
                                            (in thousands)
        Cash and cash equivalents..........   $3,459,191       1.83%
        Short-term investments (0-1 year)..    2,151,783       2.63%
        Long-term investments (1-2 years)..      329,775       2.94%
                                              ----------
           Total cash and cash investments.   $5,940,749
                                              ==========

The Company is also subject to interest rate risk in its two Senior Notes. During fiscal 1997, the Company issued $150.0 million in 6.72% Senior Notes due in the year 2004 and $150.0 million in 6.91% Senior Notes due in the year 2007. The Senior Notes are unsecured general obligations that rank on parity with all of its other unsecured and unsubordinated indebtedness that may be outstanding. In February 2002, the Company entered into two interest-rate swap agreements to modify the interest characteristics of these Senior Notes so that the interest payable on the Senior Notes effectively becomes variable. The notional amount of the interest rate swap and its termination date match the value and maturity of the outstanding Senior Notes. As a result of the two interest rate swaps, the effective interest rates on the Senior Notes due in 2004 and 2007 as of February 28, 2002 were 6.52% and 6.54%, respectively. The table below outlines the details of the interest rate swaps:

Table of Interest Rate Swaps:

                                 Notional    Receive Fixed Pay Variable
                                  Amount     Interest Rate Interest Rate
        --------------------- -------------- ------------- -------------
                              (in thousands)
        Matures February 2004    $150,000        3.35%     3 Month LIBOR
        Matures February 2007    $150,000        4.82%     3 Month LIBOR

Foreign Currency Risk. The Company transacts business in various foreign currencies. The Company has established a foreign currency hedging program, which was approved by the Board of Directors, that primarily utilizes foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from the accrual of sub license fees and other inter company activities. The Company does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in other income (expense). The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gain (loss) on the outstanding forward contracts at February 28, 2002 was immaterial to the Company's consolidated financial statements.

The Company also hedges the net assets of certain of its international subsidiaries ("net investment hedges"). As indicated in the Company's Form 10-K for the fiscal year ended May 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," as of June 1, 2001. Under this accounting pronouncement, a company is allowed to measure the ineffectiveness of net investment hedges by using a method based on changes in spot exchange rates or a method based on changes in forward exchange rates. The Company initially elected to use the changes in forward exchange rates to measure the ineffectiveness of net investment hedges. Upon further review, the Company concluded that using the changes in spot exchange rates better meets the Company's risk management strategies, better reflects the economics of those strategies in the Company's financial statements, and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates ("the effective portion") is reported in the stockholders' equity section to offset the translation results on the net investments. The remaining change in fair value of the forward contract ("the ineffective portion") is recognized in earnings. Accordingly, effective September 1, 2001, the Company decided to use the changes in spot exchange rates to measure the ineffectiveness of net investment hedges. The gains or losses on these net investment hedge contracts were not material to the Company's consolidated financial statements. The tables below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the Company's net investment hedges and outstanding forward contracts as of February 28, 2002. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per U.S. dollar, except for Australia, New Zealand, UK and the Euro. The forward contracts mature in ninety days or less as of February 28, 2002.

Table of Net Investment Hedges

                                                                  Notional
                                                  Notional    Weighted Average
                                                   Amount      Exchange Rate
  -------------------------------------------- -------------- ----------------
                                               (in thousands)
  Functional Currency:
     Japanese Yen.............................    $544,975         133.22
     Euro.....................................     419,702         0.8681
                                                  --------
         Total................................    $964,677
                                                  ========

Table of Forward Contracts

                                                       Notional
                                       Notional    Weighted Average
                                        Amount      Exchange Rate
            ----------------------  -------------- ----------------
                                    (in thousands)
            Functional Currency:
               Argentine Peso......    $  5,864           3.27
               Australian Dollar...       8,584           0.51
               Brazilian Real......      16,449           2.51
               Canadian Dollar.....         684           1.61
               Chilean Peso........       4,952         673.20
               Chinese Renminbi....      81,143           8.28
               Colombian Peso......       3,180        2313.50
               Danish Krone........       2,540           8.56
               Euro................      58,343           0.87
               Indian Rupee........      12,793          48.77
               Israeli Shekel......      41,916           4.64
               Japanese Yen........       3,289         134.58
               Korean Won..........       7,279        1352.36
               Mexican Peso........       8,188           9.09
               New Zealand Dollar..         962           0.42
               Norwegian Krone.....       6,843           8.92
               Peruvian New Sol....       5,063           3.48
               Philippine Peso.....      14,792          51.40
               Polish Zloty........      13,216           4.21
               Saudi Arabian Riyal.      20,930           3.75
               Singapore Dollar....      28,631           1.83
               Slovakian Koruna....       1,718          48.55
               South African Rand..      13,295          11.43
               Swedish Krona.......       8,006          10.49
               Swiss Franc.........      13,610           1.70
               Taiwan Dollar.......       2,204          35.08
               Thai Baht...........       5,740          43.87
               UK Pound............      45,506           1.42
                                       --------
                   Total...........    $435,720
                                       ========

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of the stock of the Company during the period December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about the Company's actual and expected financial performance and the performance of certain of its applications products, while certain individual defendants were selling Company stock, in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Company stock while in possession of material non-public information. On March 22, 2002, the Court granted the Company's motion to dismiss the consolidated action without prejudice and the plaintiffs filed an amended complaint on April 10, 2002. The Company believes that it has meritorious defenses against this action and will continue to vigorously defend it.

Shareholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara on and after March 12, 2001. Three similar shareholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County. A revised amended consolidated complaint was filed on October 9, 2001. On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California. The derivative suits were brought by Company stockholders, allegedly on behalf of the Company, against some or all of the Company's current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's revenue, growth, and the performance of certain of its applications products while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of compensation received, and a declaration that the defendants breached their fiduciary duties. On February 8, 2002, the Company answered the Delaware complaint. On March 14, 2002, the Company moved to dismiss portions of the San Mateo derivative suit. A hearing on that motion and related motions currently is scheduled for April 19, 2002. The Board of Directors established a Special Litigation Committee to investigate the allegations in the Delaware derivative suit and in the California state and federal derivative suits. The Company expects to respond to the federal derivative suit shortly.

The Company filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by the Company in its 1988 through 1991 tax years and assessed additional taxes for those years of approximately $20 million plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in the Company's case. If allowed to stand and if followed by the Tax Court in the Company's case, the Microsoft ruling may be dispositive of that issue in the Company's case and the Company's financial statements could be adversely impacted by approximately $180 million which includes estimated interest of approximately $85 million as of February 28, 2002. This amount includes the assessment for the tax years at issue in Tax Court plus an estimate for the Company's subsequent tax filings. The Company's case was reassigned to the judge presiding in the Microsoft action and the Tax Court issued an order staying the Company's case until a final adjudication of the same legal issue in the Microsoft action. Microsoft filed a notice of appeal of the Tax Court's decision in the U.S. Court of Appeals for the Ninth Circuit on September 21, 2001 and filed its opening brief on appeal on December 20, 2001. The Company filed an amicus brief in the Microsoft appeal on December 26, 2001. The Company intends to vigorously defend its position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In the third quarter of fiscal 2002, the Company sold an aggregate of 3,804 shares of Common Stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the "Ireland APSS") at an aggregate purchase price of approximately $64,000. There were no underwriting discounts or commissions. The Ireland APSS permits an eligible employee to receive shares of Common Stock in a tax efficient manner as a portion of such employee's bonus, as well as to contribute a portion of their base salary towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of Common Stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the safe harbor provided by Rule 903 of Regulation S ("Reg. S") under the Securities Act, to employees of Oracle EMEA Limited who are not "U.S. Persons" as that term is defined in Reg. S.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ORACLE CORPORATION

    Dated: April 12, 2002                   By: /s/  JEFFREY O. HENLEY
                                                ----------------------------
                                                Jeffrey O. Henley
                                                Executive Vice President and
                                                Chief Financial Officer

    Dated: April 12, 2002                   By: /s/  JENNIFER L. MINTON
                                                ----------------------------
                                                Jennifer L. Minton
                                                Senior Vice President,
                                                Finance and Operations

                                    [GRAPHIC]

                            ARTWORK OF RECYCLE SYMBOL
                                                                      C14108-01