Form 10-K
period 2002-05-31
ORACLE CORP /DE/
filed 2002-07-29
CIK 777676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14376

Oracle Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2871189
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

500 Oracle Parkway
Redwood City, California 94065
(Address of principal executive offices, including zip code)

(650) 506-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 15, 2002 was $55,146,909,285. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 15, 2002: 5,433,193,033

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 14, 2002.

ORACLE CORPORATION

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003, which runs from June 1, 2002 to May 31, 2003.

PART I

Item 1.    Business

General

Oracle Corporation is the world’s largest enterprise software company. We develop, manufacture, market and distribute computer software that helps our customers manage and grow their businesses and manage their operations. Our software products can be categorized into two broad areas: database technology software and applications software. Our database technology software provides an internet platform for developing and deploying applications on the internet and on corporate intranets. Database technology software products include database management software, application server software and development tools that allow users to create, retrieve and modify the various types of data stored in a computer system. Our applications software can be accessed with standard web browsers and can be used to automate business processes and to provide business intelligence for marketing, sales, order management, procurement, supply chain, manufacturing, service, human resources and projects. We offer a fully integrated suite of applications built upon a unified information architecture. Our software runs on a broad range of computers, including mainframe computers, minicomputers, servers, workstations, personal computers, laptop computers and information appliances, such as hand-held devices and mobile phones. Our software is also supported on several different operating systems, including UNIX, Windows, WindowsNT, OS/390 and Linux. In addition to computer software products, we offer a range of consulting, education, support and other services. We also offer customers who choose not to install our applications on their own hardware outsourcing services that permit web browser access to our database technology and software applications hosted at sites that we operate or manage.

We were incorporated in 1986 as a Delaware corporation and are the successor to operations originally begun in June 1977. Our principal executive offices are located at 500 Oracle Parkway, Redwood City, California and our telephone number is 650-506-7000. Our web site is www.oracle.com. The information posted on our web site is not incorporated into this Annual Report.

Product Development Architecture

Oracle’s Internet Architecture

Our product development platform is based on an internet architecture comprised of interconnected database servers, application servers and client computers or devices running web browsers. Internet computing allows business information and applications to be managed from centralized locations. End users can access business data and applications through standard web browsers. Database servers manage the underlying business information, while application servers run the business applications. These servers are typically managed by professional information technology managers. In contrast, traditional client/server computing architectures require that each client computer run and manage its own applications and also be updated every time an application changes. We believe that the network-centric design of our software for internet computing improves network performance and data quality and helps our customers better control installation, maintenance and training costs associated with information technology infrastructure.

Electronic Commerce

We believe that electronic commerce, broadly defined to include internal management of corporate data and functions through the application of internet services, as well as the exchange of goods and services over the internet, will play an increasingly important role in the future development of the world economy. This belief is a significant factor in our software development strategy. Electronic commerce can provide a relatively low-cost means to automate the supply chain, expand global markets, increase efficiency and improve customer service. We believe that as organizations transform the way their employees work, communicate, share knowledge and deliver value, they will need to develop and deploy internet-based business and commerce applications in order to remain competitive.

Research and Development

We enhance our existing products and develop new products to meet changing customer requirements. Research and development expenditures were 11%, 10% and 10% of total revenues in fiscal 2002, 2001 and 2000, respectively. As a percentage of license revenues, research and development expenditures were 31%, 25% and 23% in fiscal 2002, 2001 and 2000, respectively.

Major Product Families

Our software products are categorized into two major product families: database technology and applications. Database technology revenues include revenue for database, internet application server and internet developer suite. License revenues from database technology products represented 28%, 32% and 33% of total revenues in fiscal 2002, 2001 and 2000, respectively. Application license revenues represented 7%, 9% and 9% of total revenues in fiscal 2002, 2001 and 2000, respectively.

Oracle Database

The Oracle relational database management system is a key component of our internet platform and enables the storage, manipulation and retrieval of relational, object-relational, multi-dimensional and other types of data.

In March 1999, we introduced Oracle8i, a database designed as the foundation for internet development and deployment. The Oracle8i database extended our technology in the areas of data management, transaction processing and data warehousing. Internet features, which are built directly inside the database, allow users to build internet applications that lower costs, enhance customer and supplier interaction and provide global information access over different computer architectures and across the enterprise.

In June 2001, we introduced Oracle9i, which is designed to run applications with a very high degree of scalability and reliability across multiple computers clustered together. The Oracle database with Real Application Clusters acts as a single database in a cluster of computers linked together, and does not require the data to be separated on multiple computers. Customers can simply add computers to the cluster, and the database software adapts to utilize the additional computing resources, thereby significantly improving application scalability and availability without requiring users to modify their applications. Customers can achieve significant cost savings by scaling up and eliminating fail-over servers, and by using lower cost hardware as the basis of the cluster, instead of large, more expensive computers.

In addition to Oracle9i Real Application Clusters, Oracle9i Database contains features that facilitate customers’ ability to build, deploy and manage internet applications at lower costs. The key features of Oracle9i include improved database availability, functionality, enhanced security capabilities and a more complete and integrated infrastructure for building business intelligence applications.

Oracle Application Server

In June 2000, we introduced Oracle Application Server Version 8i, an open software platform for developing, deploying and managing distributed internet software application programs. Oracle Application Server 8i provided the infrastructure required to run internet computing applications and enabled customers to build and deploy portals, transactional applications and business intelligence facilities with a single product.

In October 2000, we introduced Oracle9i Application Server or Oracle9iAS, a consolidated software platform based on industry standards, which makes it easier for developers to build and deploy web services, web sites and portals and web-based applications. Oracle9iAS supports a range of development languages and tools, including the latest J2EE technologies, and complies with industry standards. In addition, Oracle9iAS includes clustering and caching technology, which significantly increases application reliability, performance and scalability. Oracle9iAS thereby enables customers to reduce the need for costly hardware or software infrastructure upgrades.

Oracle9iAS also includes Portal, which allows personalized portal sites to be rapidly developed and deployed, all with single sign on and security. Portal sites are assembled using ‘portlets’, which are reusable interface components that provide access to Web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the Oracle9iAS Wireless Option, portal sites can be made available to any wireless device.

Oracle Developer Suite

Oracle Developer Suite is an integrated suite of development tools designed to facilitate rapid development of internet database applications and web services. Built on internet standards such as Java, XML, CORBA and HTML, the developer suite contains application development tools and business intelligence tools.

The Developer Suite includes Oracle JDeveloper, a Java development tool suite for modeling, building, debugging and testing enterprise-class applications. In addition, the suite contains Oracle Designer, a tool that allows developers to model business processes and automatically generates enterprise database applications, and Oracle Forms Developer, a development tool for building database applications that can be deployed unchanged in both internet and client/server based environments.

Oracle Collaboration Suite

In July 2002, we introduced Oracle Collaboration Suite, a single, integrated suite that manages email and voicemail messages, facsimiles, calendaring, file sharing, search and workflow. The Oracle Collaboration Suite centralizes administration and lowers operating costs by consolidating email and file servers. The Oracle Collaboration Suite is built on the Oracle9i Database and Oracle9iAS, supports enterprise-scale implementations and offers high-availability features like rapid server failover, disaster recovery and automated backup.

Applications

Oracle E-Business Suite Release 11i consists of an integrated and internet-enabled set of marketing, sales, order management, procurement, supply chain, manufacturing, service, human resources and projects software applications for the enterprise.

The Oracle E-Business Suite, which is offered as an entire suite or on a component basis, provides integrated enterprise information that enables companies to manage their business cycles on a global basis and to solve end-to-end business problems. The Oracle E-Business Suite offers a family of applications that enable companies to automate discrete business flows such as procurement to payment or order to cash.

The Oracle E-Business Suite utilizes Oracle’s full “technology stack”, including database, application server and developer tools. The E-Business Suite is an open architecture, which can be integrated to legacy applications that exist in a customer’s environment.

The Oracle E-Business Suite applications combine business functionality with innovative technologies, such as workflow and self-service applications, that enable users to lower the cost of their business operations by providing customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Self-service applications automate a variety of business functions such as customer service and support, procurement, expense reporting and reimbursement. The Oracle E-Business Suite can also help companies automate and improve business processes associated with marketing, sales, order management, procurement, supply chain, manufacturing, service, human resources and projects.

Available in approximately 30 languages, Oracle’s E-Business Suite applications also allow companies to operate in multiple currencies and to support both global and local business practices and legal requirements. We offer customers who choose not to install our applications on their own hardware, outsourcing services that permit web browser access to our applications hosted at sites that we operate or manage.

License and License Updates

We classify our software activities into two categories: licenses and license updates. License revenues represent fees earned for licensing our database and applications software. License updates revenues represent fees earned for granting our customers the rights to software product upgrades, maintenance releases and patches during the support period, which is typically one year. We generally price license updates as a percentage of the net license fees and license updates can be purchased separately from product support.

The majority of our license customers purchase license updates upon the initial licensing of our software. In addition, the majority of these customers renew the updates rights annually. License updates revenues were 25%, 20% and 18% of total revenues in fiscal 2002, 2001 and 2000, respectively. License updates revenues grew 9% and 21% in fiscal 2002 and 2001, respectively. We believe that license updates represent a recurring source of revenues and will continue to grow if our installed base of licenses continues to expand. See “Results of Operations” in the Management’s Discussion and Analysis section of this Form 10-K for a more complete discussion of license and license updates.

Services

Consulting

We have trained personnel who offer consulting services in most of our sales offices around the world. Consultants supplement our product offerings by providing services to assist customers in the use of our technology and in the implementation of applications based on our products. Consulting revenues represented 20%, 21% and 23% of total revenues in fiscal 2002, 2001 and 2000, respectively.

Support

Support revenues, which include both license updates and product support services, represented 40%, 33% and 29% of total revenues in fiscal 2002, 2001 and 2000, respectively.

A significant portion of support is comprised of customers’ license updates, which give customers rights to software product upgrades, maintenance releases and patches released during the term of the support period, which is typically one year. Revenues from license updates represented 25%, 20% and 18% of total revenues in fiscal 2002, 2001 and 2000, respectively.

The remainder of support revenues is comprised of product support services, which include internet access, telephone access and onsite access to technical support personnel. The support organization also offers advanced product support services including remote database administration and performance monitoring and tuning. Product support is provided by local offices, as well as by our four global support centers located around the world. Product support revenues represented 15%, 13% and 11% of total revenues in fiscal 2002, 2001 and 2000, respectively.

Education

We offer customers instructor-led, media-based and internet-based training in the use of our products. Education revenues represented 3%, 4% and 5% of total revenues in fiscal 2002, 2001 and 2000, respectively.

Oracle Outsourcing

Our outsourcing services offer multi-featured software management and maintenance services. We provide outsourced services for products such as the E-Business Suite, Oracle9i Database, Oracle9iAS and Oracle Collaboration Suite. With Oracle E-Business Suite Outsourcing, customers gain access to their applications through a standard web browser and network connection. Oracle’s Technology Outsourcing administers, manages and maintains the Oracle9i Database and Oracle9iAS. Customers can choose to have their servers located at our own data centers, where we maintain both the software and hardware, or they can place and manage the servers they are using at their own locations or at qualified third party locations, and allow us to remotely manage the software. With either approach, we provide outsourced services that enable customers to lower information technology costs and improve their business efficiency. Outsourcing is a new service offering for us and revenues have not been material through May 31, 2002.

Marketing and Sales

Key Market Segments

We sell our products in three key market segments: the enterprise business market, the government market and the general business market. We define the enterprise business market segment as those businesses with total annual revenues over specified amounts. These specified amounts vary by country, although we define the enterprise business in the United States as those businesses with total revenues of more than $1 billion. In the enterprise business market and government market segments, we believe that the most important considerations for our customers are performance, functionality, availability, product reliability, ease of use, quality of technical support and total cost of ownership, including the initial price and deployment costs, as well as ongoing maintenance costs. We define the general business market segment as those smaller than the enterprise businesses. In the general business market segment, we believe that the principal competitive factors are strength in distribution and marketing, brand name recognition, price/performance characteristics, ease of use, ability to link with enterprise systems and product integration. We believe that we compete effectively in each of these markets, although the competition is intense in each market.

Sales Distribution Channels

In the United States, we market our products and services primarily through our own direct sales and service organization. Sales and service groups are based in our headquarters and in field offices located in approximately 60 metropolitan areas.

Outside the United States, we market our products and services primarily through 65 subsidiary sales and service organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. We also market our products through independent distributors in international territories not covered by our subsidiaries’ direct sales organizations.

As of May 31, 2002, we employed 10,649 sales, services and marketing employees in the United States and 17,572 employees abroad.

Revenues from international customers, including end users and resellers, amounted to 52%, 49% and 48% of our total revenues in fiscal 2002, 2001 and 2000, respectively. See Note 13 of Notes to Consolidated Financial Statements for a summary of our operating segments and geographic information.

We also market our products through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Program. Our partners resell our products or combine our database, application development tools and business applications with computer hardware, software application packages or services for subsequent redistribution and/or implementation.

The Oracle Partner Program allows us to pursue new business opportunities through partners as well as with direct customers. There are various types of partners participating in the Oracle Partner Program, including consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators/implementers. Partners can also participate in the Oracle Technology Network and the Oracle Applications Network. These programs are specifically designed for the internet developer and business applications suite user communities, respectively. We provide applications, technology, education and technical support that enable our partners to effectively integrate our products into their businesses. The combination of the Oracle9i platform, the Oracle E-Business Suite and our partner’s expertise broadens our exposure in new markets.

Competition

The software industry is intensely competitive and rapidly evolving. We compete in various markets including the database, data warehouse, collaboration, application server, development tools, applications, consulting and outsourcing sectors. Our principal software competitors in the database management system and collaboration markets are International Business Machines Corporation and Microsoft Corporation. In the data warehousing market, our online analytical processing products compete primarily with those of Business Objects S.A., Cognos Incorporated and Hyperion Solutions Corporation. In the application server market, our competitors include International Business Machines Corporation, BEA Systems, Inc. and Microsoft Corporation. In the development tools market, we compete against International Business Machines Corporation, Borland Software Corporation and Microsoft Corporation. In the applications software market, our primary competitors include SAP Aktiengesellschaft, Siebel Systems, Inc. and PeopleSoft, Inc. In the consulting and outsourcing markets, we compete against International Business Machines Corporation Global Services, Electronic Data Systems and Accenture Ltd., as well as other service providers.

Product and Services Revenues

The standard end user license agreement for our products currently provides for an initial fee to use the product in perpetuity based on a maximum number of processors or a maximum number of named users. We also have other types of license agreements restricted by the number of employees or the license term. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner. We generally recognize fees from licenses sold together with consulting services upon shipment, provided that the above criteria have been met, payment of the license fees is not dependent upon the performance of the consulting services and the consulting services are not essential to the functionality of the licensed software. In instances where these criteria have not been met, both the license and consulting fees are recognized utilizing contract accounting. See “Critical Accounting Policies” in the Management’s Discussion and Analysis section of this Form 10-K for a more complete discussion of our license revenue recognition policies.

We receive sublicense fees from our partners in the Oracle Partner Program based on the sublicenses granted by our partners. Sublicense fees are typically based on a percentage of our list price and are generally recognized as revenue when end-user sales are reported by the partner.

Support revenues consist of two components: license updates and product support services. License updates are generally priced as a percentage of the net license fees and can be purchased separately from product support. Product support is also generally priced as a percentage of the net license fees, however it is only offered to customers that have purchased license updates. Other support services include on-site support services, which vary depending on the level of support services purchased. Most customers purchase support initially and renew their support agreements annually. We generally bill support fees at the beginning of each support period. Support revenues are recognized ratably over the contract period, which is typically one year.

We generally recognize revenues related to consulting and education services as those services are performed.

See “Critical Accounting Policies” in the Management’s Discussion and Analysis section of this Form 10-K for a more complete description of our revenue recognition policies.

Our quarterly revenues and expenses reflect distinct seasonality. See “Quarterly Results of Operations” in the Management’s Discussion and Analysis section of this Form 10-K for a more complete description of the seasonality of our revenues and expenses.

Employees

As of May 31, 2002, we employed 42,006 full-time employees, including 27,059 in sales and services, 1,162 in marketing, 8,859 in research and development and 4,926 in general and administrative positions. Of these employees, 19,470 were located in the United States and 22,536 were employed in approximately 60 other countries.

None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries our employees are represented by worker councils. We have not experienced any work stoppages and believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey O. Henley	Executive Vice President, Chief Financial Officer and Director
Safra A. Catz	Executive Vice President and Director
George J. Roberts	Executive Vice President, North America Sales
Charles A. Rozwat	Executive Vice President, Database Server
Ronald A. Wohl	Executive Vice President, Applications Development
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa
Derek H. Williams	Executive Vice President, Asia Pacific
Keith Block	Executive Vice President, North America Consulting
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
Jennifer L. Minton	Senior Vice President, Finance and Operations

Mr. Ellison, 57, is one of our co-founders and has been Chief Executive Officer since June 1977. Mr. Ellison has been Chairman of the Board since June 1995, served as Chairman of the Board from April 1990 until September 1992 and served as President of Oracle from May 1977 to June 1996. He is also a director of Apple Computer, Inc., a computer company.

Mr. Henley, 57, has been Executive Vice President and Chief Financial Officer since March 1991 and has been a Director since June 1995. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is a director of Computer Motion, Inc., a medical robotics company.

Ms. Catz, 40, has been Executive Vice President (currently responsible for Global Business Practices and Corporate Development) since November 1999 and has been a Director since October 2001. Ms. Catz served as Senior Vice President between April 1999 and October 1999. Prior to joining us, Ms. Catz was at Donaldson, Lufkin & Jenrette, a global investment bank that has since merged with Credit Suisse First Boston, where she was a Managing Director from February 1997 to March 1999, and a Senior Vice President from January 1994 until February 1997. Ms. Catz held various investment banking positions from 1986 until January 1994.

Mr. Roberts, 46, has been Executive Vice President, North America Sales since June 1999, and served as Senior Vice President North America Sales from July 1998 to May 1999. Mr. Roberts served as Senior Vice President, Business Online from April 1998 to June 1998. He took a leave of absence from July 1997 to April 1998. Mr. Roberts joined us in March 1990 and from June 1990 to June of 1997, served as Group Vice President, Central Commercial Sales.

Mr. Rozwat, 54, has been Executive Vice President, Database Server since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from May 1995 to November 1996. Prior to joining us, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Wohl, 41, has been Executive Vice President, Applications Development since November 1999 and served as Senior Vice President, Applications Development, from December 1992 to October 1999. From September 1989 until December 1992, Mr. Wohl was Vice President and Assistant General Manager of the Systems Product Division.

Mr. Giacoletto, 52, has been Executive Vice President for Europe, Middle East and Africa since June 2000 and Senior Vice President, Business Solutions, since November 1998. He was Vice President, Alliances and

Technology from March 1997 to November 1998. Before joining us, he was President of AT&T Solutions for Europe, since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Williams, 57, has been Executive Vice President, Asia Pacific Division since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. Mr. Williams served as Vice President, Asia Pacific, from April 1991 to July 1993. Mr. Williams joined Oracle UK in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Block, 41, has been Executive Vice President, North America Consulting since February 2002 and served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining us in 1986, Mr. Block was a Senior Consultant at Booz, Allen and Hamilton.

Mr. Cooperman, 51, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining us, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen since October 1977 and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose Office.

Ms. Minton, 41, has been Senior Vice President, Finance and Operations since October 2001. She served as Senior Vice President and Corporate Controller from April 2000 to September 2001 and Vice President and Corporate Controller from November 1998 to March 2000. Ms. Minton joined us in May 1989 and held various positions in the finance organization including Assistant Corporate Controller and was a Vice President since August 1995.

Item 2.    Properties

Our properties consist of owned and leased office facilities for sales, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.5 million square feet in Redwood City, California. We also own or lease office facilities of approximately 7.9 million square feet in various locations in the United States and abroad.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 7 of Notes to Consolidated Financial Statements for information regarding our lease obligations.

Item 3.    Legal Proceedings

The material set forth in Note 15 of Notes to Consolidated Financial Statements in Item 14 of this Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq National Market under the symbol “ORCL” and has been traded on Nasdaq since our initial public offering in 1986. According to the records of our transfer agent, we had 26,176 stockholders of record as of May 31, 2002. The majority of our shares are held in approximately two million customer accounts held by brokers and other institutions on behalf of stockholders, however we believe, that the number of total stockholders is less than two million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Low Sale Price	High Sale Price
Fiscal 2002:
Fourth Quarter	$7.92	$15.99
Third Quarter	13.70	17.26
Second Quarter	10.76	15.58
First Quarter	12.00	19.77
Fiscal 2001:
Fourth Quarter	$13.25	$21.38
Third Quarter	19.00	34.56
Second Quarter	22.31	46.32
First Quarter	36.16	45.47

Our policy has been to reinvest earnings to fund future growth and to repurchase our common stock under a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the last five years. In accordance with Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursable Expenses,” which became effective in the fourth quarter of fiscal 2002, we reclassified reimbursable expenditures as revenue for all periods shown below. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended May 31,
(in millions, except per share data)	2002	2001	2000	1999	1998
Total revenues(1)	$9,673	$10,961	$10,231	$8,939	$7,233
Operating income	3,571	3,777	3,080	1,873	1,244
Net income	2,224	2,561	6,297	1,290	814
Earnings per share—basic	0.40	0.46	1.11	0.22	0.14
Earnings per share—diluted	0.39	0.44	1.05	0.22	0.14
Working capital	4,768	5,046	5,021	2,401	1,839
Total assets	10,800	11,030	13,077	7,260	5,819
Long-term debt	298	301	301	304	304
Stockholders’ equity	6,117	6,277	6,461	3,695	2,958

(1)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowances for Doubtful Accounts and Sales Returns

•	Legal Contingencies

•	Accounting for Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Finance and Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include support, consulting, education and outsourcing revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“SOP 97-2”), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the contract without additional charges; (4) where the license payment is tied to the performance of consulting services; or (5) where we have accepted responsibilities as a system integrator, delivering hardware or other third party products with our licenses and services.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Our license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement, we then apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” provisions, where such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that extend beyond 30 days from the contract date but that are due within twelve months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements include payment terms of less than one year, we have a standard practice of providing long-term financing outside of one year to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2002, 2001 and 2000, approximately 13%, 16% and 17% of our license transactions were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until final acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowances for Doubtful Accounts and Sales Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, see Note 15 of Notes to Consolidated Financial Statements for a description of our material legal proceedings.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. See Note 15 of Notes to Consolidated Financial Statements for a description of our Petition with the United States Tax Court.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2002, the cumulative earnings upon which United States income taxes have not been provided are approximately $2.3 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings is $522.7 million.

Results of Operations

Domestic and International Revenues and Operating Expenses

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Revenues(2):
Domestic	$4,676	(17)%	(17)%	$5,632	5%	5%	$5,371
International	4,997	(6)%	(3)%	5,329	10%	18%	4,860

Total revenues	9,673	(12)%	(10)%	10,961	7%	11%	10,231

Operating expenses(2):
Domestic	3,512	(17)%	(17)%	4,243	3%	3%	4,109
International	2,590	(12)%	(9)%	2,941	(3)%	5%	3,042

Total expenses	6,102	(15)%	(14)%	7,184	0%	4%	7,151

Total operating income	$3,571	(5)%	(4)%	$3,777	23%	27%	$3,080

Percent of Revenues:
Domestic	48%			51%			52%
International	52%			49%			48%

Total revenues	100%			100%			100%

Domestic	58%			59%			57%
International	42%			41%			43%

Total expenses	100%			100%			100%

Total operating margin	37%			34%			30%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Fiscal 2002 Compared to Fiscal 2001:    Total revenues decreased in fiscal 2002 primarily due to lower license, consulting and education revenues. Domestic revenues decreased due to the weak economic conditions in the

United States. International revenues also decreased due to slower economic conditions overseas, particularly in Japan and in the Asia Pacific region. International revenues were unfavorably affected as a result of the strong United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, total revenues declined 10%, and international revenues declined 3%.

Total operating expenses decreased due to lower sales commissions and bonuses that resulted from lower license and consulting revenues, the elimination of discretionary bonuses for the United States operations, lower personnel levels and related expenditures, tighter controls over discretionary spending and productivity improvements. International operating expenses were favorably affected as a result of the strong United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, total operating expenses decreased 14%, and international operating expenses decreased 9%.

Despite the significant decrease in revenues, operating margins as a percentage of total revenues increased to 37% due to slightly lower personnel levels and related expenditures, as well as tighter controls over discretionary spending. International margins were unfavorably affected as a result of the strong United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, total operating income declined 4%, and international operating income declined 9%.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Fiscal 2001 Compared to Fiscal 2000:     The growth in total revenues began to slow in the second half of fiscal 2001, primarily due to a decrease in domestic license revenues as a result of weak economic conditions in the United States. International revenues were unfavorably affected as a result of the strong United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, total revenues increased 11% and international revenues increased 18%.

Total operating expenses remained essentially flat, primarily due to the positive effect of currency rate fluctuations. Excluding the effect of currency rate fluctuations, total operating expenses increased 4%, and international operating expenses increased 5%.

Operating margins as a percentage of total revenues increased to 34% in fiscal 2001 due to higher revenue levels, combined with tighter controls over spending and productivity improvements, which resulted in reduced personnel levels and personnel related expenditures.

Quarterly revenues reflect distinct seasonality. See “Quarterly Results of Operations.”

License and Other

	Year ended May 31,
	2002	Percent Change		2001	Percent Change		2000
(Dollars in millions)		Actual	Constant(1)		Actual	Constant(1)
License and Other Revenues:
Database technology	$2,739	(23)%	(21)%	$3,562	5%	9%	$3,392
Applications	703	(31)%	(31)%	1,022	11%	14%	923

Total license revenues	3,442	(25)%	(24)%	4,584	6%	10%	4,315
Other revenues	71	(42)%	(41)%	123	(7)%	(2)%	132

Total license and other revenues	3,513	(25)%	(24)%	4,707	6%	9%	4,447

Sales and Marketing Expenses:	2,209	(18)%	(17)%	2,691	3%	7%	2,616

License Margin	$1,304	(35)%	(34)%	$2,016	10%	13%	$1,831

License Margin %	37%			43%			41%

Percent of Total License Revenues:
Database technology	80%			78%			79%
Applications	20%			22%			21%

Total license revenues	100%			100%			100%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

License and Other:    License revenues represent fees earned for granting customers licenses to use our software products. Other revenues include documentation revenues and other miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

Fiscal 2002 Compared to Fiscal 2001:    The decrease in license revenues was primarily due to weak economic conditions, both domestically and internationally, that caused our customers to delay or lower their technology capital spending. The economic weakness of the “dot.com”, telecommunications and high technology industries has also negatively affected demand for our database technology and applications products. These weak economic conditions, combined with a concerted effort to limit large discounts, have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases to accommodate future customer growth. Consequently, the percentage of large transactions, defined as those transactions over $0.5 million, decreased from 46% of total license revenues in fiscal 2001 to 37% of total license revenues in fiscal 2002, contributing to the decline in license revenues.

Although database technology revenues decreased overall, Oracle9iAS revenues, which is a component of database technology revenues, grew 31% in fiscal 2002, reflecting an increase in the market demand for this product. Despite the decline in database revenues, we believe that we are the predominant database supplier in the markets we serve. We believe that the decrease in database revenues is due to the economic factors discussed above, which have resulted in a decrease in the size of the database market, a slow down in the growth of the applications market, as well as a shift from our Database Enterprise Edition to our Database Standard Edition, which has fewer features and a lower price. We also believe that applications revenues decreased primarily due to the economic factors discussed above.

Sales and marketing expenses decreased due to lower sales commissions and bonuses as a result of lower license revenues and sales personnel levels, as well as tighter controls over discretionary spending. The overall decrease in license margin is primarily due to the decrease in license revenues, partially offset by lower sales and marketing expenses.

Fiscal 2001 Compared to Fiscal 2000:    In comparison to fiscal 2000, license revenues grew more slowly in fiscal 2001, primarily due to weak economic conditions in the United States in the second half of fiscal 2001. Transactions greater than $0.5 million represented 46% of total license revenues in fiscal 2001 and 2000.

Database technology revenues grew more slowly in fiscal 2001, primarily due to weak economic conditions in the United States as well as a significant decrease in sales in the “dot.com” and general business market segments. Applications revenues also grew more slowly in fiscal 2001, due to weak economic conditions in both the United States and Europe.

Sales and marketing expenses increased due to higher license revenues. However, sales and marketing expenses as a percentage of total revenues decreased primarily due to productivity improvements, which reduced personnel levels and favorably affected personnel related expenditures.

License and License Updates Revenues

Effective June 1, 2001, we expanded our operating segments to include license updates, which represents our estimate of the portion of externally reported support revenues that relate to license updates. License updates grant customers rights to software product upgrades, maintenance releases and patches released during the support period. License updates revenues are based on our current pricing model, which prices license updates at 15% of the net license fees and product support at 7% of the net license fees. We believe that for business and management evaluation purposes, license updates revenues should be viewed separately from support revenues because they represent a subscription to future license product versions, and their inclusion with support revenues materially alters license and support revenues and margins. License margins, including license updates revenues, were 63%, 61% and 58% in fiscal 2002, 2001 and 2000, respectively. The following table summarizes total license and license updates revenues.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Licenses and License Updates Revenues:
License and other	$3,513	(25)%	(24)%	$4,707	6%	9%	$4,447
License updates	2,402	9%	11%	2,204	21%	25%	1,827

Total license and license updates	$5,915	(14)%	(13)%	$6,911	10%	16%	$6,274

Percent of License and License Updates Revenues:
License and other	59%			68%			71%
License updates	41%			32%			29%

Total license and license updates	100%			100%			100%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Services

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Support
Revenues	$3,861	8%	9%	$3,585	20%	25%	$2,980
Cost of services	650	(9)%	(8)%	715	(11)%	(7)%	806

Margin	$3,211	12%	14%	$2,870	32%	37%	$2,174

Margin %	83%			80%			73%
Consulting
Revenues (2)	$1,982	(12)%	(11)%	$2,257	(4)%	0%	$2,340
Cost of services (2)	1,522	(19)%	(18)%	1,875	(1)%	3%	1,893

Margin	$460	20%	22%	$382	(15)%	(12)%	$447

Margin %	23%			17%			19%
Education
Revenues (2)	$317	(23)%	(21)%	$412	(11)%	(8)%	$464
Cost of services (2)	234	(24)%	(22)%	307	(11)%	(7)%	345

Margin	$83	(21)%	(18)%	$105	(12)%	(10)%	$119

Margin %	26%			25%			26%
Total Services
Revenues (2)	$6,160	(2)%	0%	$6,254	8%	12%	$5,784
Cost of services (2)	2,406	(17)%	(16)%	2,897	(5)%	(1)%	3,044

Margin	$3,754	12%	14%	$3,357	23%	27%	$2,740

Margin %	61%			54%			47%
Percent of Services Revenues:
Support	63%			57%			52%
Consulting	32%			36%			40%
Education	5%			7%			8%

Total services revenues	100%			100%			100%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Support:    Support revenues include product support services, license updates and outsourcing services. The cost of providing support services consists largely of personnel related expenses.

Fiscal 2002 Compared to Fiscal 2001:    The increase in support revenues reflects an increase in the overall customer installed base. Support revenue growth rates are affected by license revenue growth rates. Support revenues grew more slowly in fiscal 2002 as a result of the decrease in license revenues in fiscal 2002, and the weak license revenue growth rate experienced in the second half of fiscal 2001. Although support revenues increased, support expenses decreased primarily due to the elimination of discretionary employee bonuses. The support margin as a percentage of revenues increased to 83% in fiscal 2002 from 80% in fiscal 2001, primarily due to increased revenues.

Fiscal 2001 Compared to Fiscal 2000:    The strong growth in support revenues in fiscal 2001 was due to strong license revenue growth rates experienced in fiscal 2000 and fiscal 1999. The decrease in support expenses was primarily due to productivity efficiencies that resulted in lower personnel levels and related expenditures, resulting in an increase in margin as a percentage of revenues to 80% in fiscal 2001.

Product Support and License Updates Revenues:

As discussed previously, effective June 1, 2001, we expanded our operating segments to separately report license updates, which were previously included in support revenues. We believe that for business and management evaluation purposes, license updates should be viewed separately from support because they represent a subscription to future license product versions, and their inclusion materially alters license and support revenues and margins. The following table presents the breakdown of support revenues as reported externally. Excluding license updates revenues, the support margins were 57%, 50% and 32% in fiscal 2002, 2001 and 2000, respectively.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Product Support and License Updates Revenues:
Product support	$1,459	6%	6%	$1,381	20%	25%	$1,153
License updates	2,402	9%	11%	2,204	21%	25%	1,827

Total product support and updates	$3,861	8%	9%	$3,585	20%	25%	$2,980

Percent of License and License Updates Revenues:
Product support	38%			39%			39%
License updates	62%			61%			61%

Total product support and updates	100%			100%			100%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Consulting:    Consulting revenues are earned by providing services to assist customers in the use of our technology and in the implementation of applications based on our database technology products. The cost of providing consulting services consists primarily of personnel related expenditures.

Fiscal 2002 Compared to Fiscal 2001:    Consulting revenues decreased due to weak economic conditions, both domestically and internationally, that have caused companies to delay technology capital spending and projects. Consulting expenses decreased due to efficiency gains resulting from the consolidation of the consulting organizations, reductions in personnel, the elimination of a portion of discretionary employee bonuses and tighter controls over discretionary spending. As a result, despite lower revenues, consulting margin as a percentage of revenues increased to 23% in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000:    Consulting services revenues decreased in fiscal 2001 primarily due to: (1) a slowdown in the business applications market; (2) a push towards a partner model that leverages third party consulting firms who provide consulting services to our customers; and (3) shorter implementation engagements for our newer generation of products. Consulting expenses decreased only slightly, causing consulting margins as a percentage of revenues to decline to 17% in fiscal 2001.

Education:    Education revenues are earned by providing instructor led and media based training in the use of our software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

Fiscal 2002 Compared to Fiscal 2001:    Education revenue growth rates are affected by overall license revenue growth rates and economic pressures. Education revenues decreased in fiscal 2002 due to the decrease in license revenues and a decline in customer discretionary spending due to the weak economic conditions, both domestically and internationally. Education expenses decreased due to reductions in personnel and related expenditures and tighter controls over discretionary spending. Although education margins decreased, margin as a percentage of revenue increased to 26% in fiscal 2002, due to tighter controls over spending.

Fiscal 2001 Compared to Fiscal 2000:    Education revenues decreased in fiscal 2001 primarily due to a lower applications license revenue growth rate. Education expenses also decreased due to controls over personnel and discretionary spending. As a result, the education margin as a percentage of revenues declined to 25% in fiscal 2001.

Research and Development Expenses:

Research and development expenses primarily consist of personnel related expenditures. We anticipate that research and development expenditures will continue to constitute a significant percentage of total revenues, because in our judgment, they are essential to maintaining our competitive position.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Research and development	$1,076	(6)%	(5)%	$1,139	13%	14%	$1,010

Percent of Total Revenues:
Research and development	11%			10%			10%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Fiscal 2002 Compared to Fiscal 2001:    Although research and development personnel increased 12%, expenditures decreased due to the hiring of personnel in India and China where personnel costs are significantly lower than in the United States, the elimination of discretionary employee bonuses and tighter controls over discretionary spending.

Fiscal 2001 Compared to Fiscal 2000:    The increase in research and development expenses is primarily attributed to growth in personnel in both the technology development and applications development areas.

General and Administrative Expenses:

General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
General and administrative	$411	(10)%	(8)%	$457	(5)%	(2)%	$481

Percent of Total Revenues:
General and administrative	4%			4%			5%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Fiscal 2002 Compared to Fiscal 2001:    General and administrative expenses decreased primarily due to lower compensation related expenditures including the elimination of discretionary employee bonuses previously discussed, as well as savings from productivity efficiencies and cost controls.

Fiscal 2001 Compared to Fiscal 2000:    The decrease in fiscal 2001 was due to a combination of the favorable effect of currency rate fluctuations as well as increased productivity and controls over personnel levels and personnel related expenditures.

Net Investment Gains (Losses) Related to Equity Securities:

Net investment gains (losses) primarily relate to provisions for losses related to investments in other companies and gains (losses) from sales of marketable securities.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant	2001	Actual	Constant	2000
Other equity securities	$(71)	*	*	$(17)	*	*	$39
Liberate Technologies	(173)	*	*	—	*	*	432
Oracle Japan	—	*	*	—	*	*	6,466

Net investment gains/(losses)	$(244)	*	*	$(17)	*	*	$6,937

*	not meaningful

Fiscal 2002 Compared to Fiscal 2001:    The increase in net investment losses was primarily due to the impairment charge recorded for our investment in Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate common stock for approximately six months. At May 31, 2002, the closing price of Liberate’s common stock was $4.05 per share. An impairment charge was recorded to adjust the carrying value of our investment to the publicly traded market value as of May 31, 2002. We will reassess our investment in Liberate Technologies periodically to determine if further impairment charges are required. The carrying value of our investment in Liberate at May 31, 2002 was $135 million. In addition, we also reduced the carrying value of certain other investments to their estimated net realizable value during fiscal 2002. Our investment in other equity securities at May 31, 2002 was $86 million.

Fiscal 2001 Compared to Fiscal 2000:    In fiscal 2000, we realized net investment gains on the sale of marketable securities in Oracle Japan and Liberate. In April 2000, we sold 8.7 million shares of Oracle Japan, resulting in a gain on sale of marketable securities in the amount of $6,466 million. In February 2000, Oracle sold 4.3 million shares of Liberate, resulting in a gain on sale of marketable securities in the amount of $431.8 million.

Other Income, Net:

Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses and the minority interest share in the net profits of Oracle Japan.

	Year ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001	Actual	Constant(1)	2000
Interest income	$166	(43)%	(42)%	$289	104%	108%	$142
Interest expense	(20)	(17)%	(6)%	(24)	26%	31%	(19)
Foreign currency gains/(losses)	(21)	*	*	(10)	*	*	9
Minority interest	(36)	*	*	(39)	*	*	(20)
Other	(8)	*	*	(5)	*	*	(6)

Total other income, net	$81	*	*	$211	*	*	$106

(1)	Represents percent change excluding the effect of currency rate fluctuations.
*	not meaningful

Fiscal 2002 Compared to Fiscal 2001:    The decrease in other income, net is primarily due to lower interest income attributable to lower interest rates available in the capital markets. The weighted average interest rate earned on cash, cash equivalents and investments during fiscal 2002 decreased to 2.0% from 4.5% in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000:    The increase in other income, net was primarily due to an increase in interest income as a result of higher average cash investment balances related to the sale of shares in Oracle Japan in April 2000, partially offset by share repurchases during fiscal 2001 and 2000.

Provision for Income Taxes:

Our effective income tax rates were 34.7%, 35.5% and 37.8% in fiscal 2002, 2001 and 2000, respectively. The effective tax rate in all periods is the result of the mix of profits we and our subsidiaries earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax related litigation.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2002, the cumulative earnings upon which United States income taxes have not been provided are approximately $2.3 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings is $522.7 million.

Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

At May 31, 2002, we had net operating loss carryforwards, resulting in a $12.0 million tax benefit, which originated from acquired domestic subsidiaries. We expect to utilize all of these loss carryforwards. We also have loss carryforwards in certain foreign subsidiaries, resulting in tax benefits of approximately $15.0 million, which expire at various dates. The deferred tax asset for the foreign losses has been offset by a valuation allowance of approximately $3.1 million.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have, historically, resulted in our first quarter revenues being lower than revenues in the immediately preceding fourth quarter, which historically, has been the highest quarter. We expect this trend to continue in the first quarter of fiscal 2003. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the generally reduced economic activity in Europe during the summer.

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. In accordance with EITF 01-14, which became effective in the fourth quarter of fiscal 2002, we reclassified reimbursable expenditures as revenue for all periods shown below. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Fiscal 2002 Quarter Ended
(in millions, except per share data)	August 31	November 30	February 28	May 31
Total revenues	$2,265	$2,380	$2,254	$2,774
Operating income	$746	$820	$779	$1,226
Net income	$511	$549	$508	$656
Earnings per share—basic	$0.09	$0.10	$0.09	$0.12
Earnings per share—diluted	$0.09	$0.10	$0.09	$0.12

	Fiscal 2001 Quarter Ended
(in millions, except per share data)	August 31	November 30	February 28	May 31
Total revenues	$2,288	$2,686	$2,696	$3,291
Operating income	$658	$946	$878	$1,295
Net income	$500	$623	$583	$855
Earnings per share—basic	$0.09	$0.11	$0.10	$0.15
Earnings per share—diluted	$0.08	$0.11	$0.10	$0.15

Liquidity and Capital Resources

	Year ended May 31,
(in millions)	2002	Change	2001	Change	2000
Working capital	$4,768	(6)%	$5,046	1%	$5,021
Cash, cash equivalents and short-term investments	$5,841	(1)%	$5,887	(25)%	$7,872
Cash provided by operating activities	$3,243	49%	$2,179	(25)%	$2,923
Cash provided by (used for) investing activities	$(2,138)	70%	$(1,255)	*	$6,893
Cash used for financing activities	$(2,465)	(35)%	$(3,806)	(9)%	$(4,183)

*	not meaningful

Working capital:

Working capital represents current assets less current liabilities.

Fiscal 2002 Compared to Fiscal 2001:    Working capital decreased because of lower trade receivables that were the result of lower revenue levels experienced in fiscal 2002 versus 2001.

Fiscal 2001 Compared to Fiscal 2000:    Working capital decreased in fiscal 2001 primarily due to tax payments related to the sale of Oracle Japan and Liberate common stock. See Note 8 of Notes to Consolidated Financial Statements for a more complete discussion of the sale of Oracle Japan and Liberate common stock. Excluding these payments, working capital increased in fiscal 2001 due to improved cash flows from operations, which was partially offset by cash used for the repurchase of our common stock and cash used for other long-term investing activities.

Cash, cash equivalents and short-term investments:

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include all investments that mature in fiscal 2003. Cash and cash equivalents include $2.3 billion of earnings of foreign subsidiaries that we consider permanently reinvested outside of the United States. The $2.3 billion of earnings would be subject to United States income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $522.7 million.

Cash flows from operating activities:

Fiscal 2002 Compared to Fiscal 2001:    Although net income decreased in fiscal 2002, cash flows from operating activities increased due to large tax payments made in fiscal 2001 related to the sale of Oracle Japan and Liberate common stock in fiscal 2000. Excluding these tax payments, cash provided by operating activities would have decreased slightly from fiscal 2001 to fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000:    Cash provided by operating activities decreased in fiscal 2001 due to the payment in fiscal 2001 of taxes related to the sale of Oracle Japan and Liberate common stock in fiscal 2000. Excluding the gains and these related tax payments, cash provided by operating activities increased due to improved profitability.

Cash flows from investing activities:

Fiscal 2002 Compared to Fiscal 2001:    The decrease in cash flows from investing activities primarily relates to the purchase of cash investments, which was partially offset by proceeds from maturities of cash investments. We expect to continue to invest in capital and other assets to support our growth.

Fiscal 2001 Compared to Fiscal 2000:    The decrease in cash flows from investing activities is due to the positive cash flows generated in fiscal 2000 as the result of the realized gains on the sales of Oracle Japan and Liberate common stock.

Cash flows from financing activities:

We incurred negative cash flows from financing activities in fiscal 2002, fiscal 2001 and fiscal 2000 primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock, and to invest in working capital and other assets to support our growth.

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock plans. In April 2001, the Board of Directors authorized an additional $3.0 billion for repurchases. A total of 1,286 million shares have been repurchased for approximately $14.9 billion as of May 31, 2002. In fiscal 2002, 2001 and 2000, we purchased 210.1 million, 141.6 million and 290.7 million, shares of our common stock, respectively. The amounts paid were approximately $2.8 billion, $4.3 billion and $5.3 billion, in fiscal 2002, 2001 and 2000, respectively. As of May 31, 2002, $495 million was available to repurchase stock pursuant to this program. In July 2002, the Board of Directors authorized an additional $3.0 billion for repurchases.

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. Under the contract, we have the right to issue registered or unregistered shares for settlement of the contract or for net share settlement. The potential dilutive effect of this forward contract is currently reflected in our earnings per share calculation. To eliminate such dilution from this contract, we, at our sole discretion, may decide to repurchase shares and then use those shares to settle the contract.

In September 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” During the third quarter of fiscal 2001, the forward contract discussed in the preceding paragraph was modified to be in compliance with the requirements of EITF No. 00-19. As a result of the modifications, the forward contract is accounted for as an equity instrument instead of being classified as an asset or liability contract, requiring it to be marked to fair value through earnings each period. The modifications include a provision to permit us to settle the forward contract in unregistered shares of our common stock and the removal of collateral requirements.

In December 1996, we entered into a seven-year master lease facility with a banking institution that provided for the construction or purchase of up to $150.0 million of property and improvements to be leased to by us. In May 1998, the master lease arrangement was amended to increase the facility by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. Our obligations under the lease facility are collateralized by a forward contract described in the preceding paragraphs to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. We may substitute other collateral such as U.S. treasury securities at anytime during the lease term. We also have an option to purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that we do not exercise our purchase option, we have agreed to guarantee that the properties will have a specified residual value of 85% of their original cost, resulting in a residual guarantee of $142.5 million at May 31, 2002. Because the net present value of the minimum lease payments, including the 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases are classified as operating leases. As of May 31, 2002, approximately $167.7 million of the master lease facility had been utilized. We currently intend to exercise our option to purchase the leased properties upon maturity of the leases, which would be in December 2003, for approximately the same amount. None of our officers or employees have any financial interest in the lease facility.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes were reduced to 5.27% and 3.99%, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of May 31, 2002:

	Year Ended May 31,
(Dollars in millions)	2003	2004	2005	2006	2007	Thereafter	Total
Principal payments on senior notes	$—	$150	$—	$—	$150	$—	$300
Operating leases	94	76	55	37	28	120	410
Purchase of facilities under master lease	—	168	—	—	—	—	168

Total commitments	$94	$394	$55	$37	$178	$120	$878

Through Oracle Financing Division, we offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See the “Critical Accounting Polices” discussion at the beginning of the Management’s Discussion and Analysis section of this Form 10-K.

We have no significant commitments for capital expenditures at May 31, 2002. We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and investment needs through at least May 31, 2003.

New Accounting Pronouncements

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. We adopted this statement beginning June 1, 2002. The effect of adopting SFAS No. 142 will not have a material impact on our financial position, results of operations or cash flows. As of May 31, 2002, the unamortized balance of acquired intangible assets was approximately $50.8 million, which is recorded in Intangible and other assets in the accompanying consolidated balance sheets. This amount represents acquired technology and other identifiable intangibles, which will continue to be amortized upon adoption of SFAS No. 142.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We adopted this new statement on June 1, 2002, and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations, or cash flows.

Reimbursable Out-of-Pocket Expenses

On March 1, 2002, we adopted the consensus of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Services.” Reimbursable out-of-pocket expenses reclassified as service revenues for fiscal 2001 and 2000 were $101.0 million and $101.2 million, respectively.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays, decreases and cancellations of customer purchases. If demand for our software and related services continues to be weak, our revenue growth rates will be adversely affected. In addition, terrorist attacks upon the United States have contributed to economic, political and other uncertainties that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business will continue to be adversely affected.

Although our business depends materially on the condition of domestic and foreign economies, and on the performance of key sectors that generate a disproportionate percentage of our revenues and earnings, our management has no comparative advantage in forecasting macroeconomic trends and developments relating to these general business conditions. Our management is, however, required to make these forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy or of a sector, our performance can suffer because of a failure properly to match corporate strategy with economic conditions.

Our success depends upon our ability to develop new products and enhance our existing products.    Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle9i Database, Oracle9iAS and Oracle E-Business Suite and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or increasingly popular operating systems, or if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely fashion and may not achieve this broad market acceptance necessary to generate any significant revenue.

Our sales forecasts may not consistently correlate to revenues in a particular quarter.    We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides some guidance in business planning and budgeting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in conversion rates that can be very difficult to estimate. The slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled. All of these trends have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly and thereby adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall license pipeline conversion rate in a particular period of time. Because a substantial portion of our license revenue contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure promptly in response to a decrease in our pipeline conversion rate.

If we do not successfully manage our operating margins, our business can be negatively impacted.    Our future operating results will depend on our ability to forecast revenues accurately and control expenses. While we can control certain internal factors, our future operating results can be adversely impacted by external factors, such as a slowing in demand for hardware that runs our software. If there is an unexpected decline in revenues, which is not offset by a decrease in expenses, our business and operating results will be adversely affected.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and production operations, and we plan to expand our international operations. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	the difficulty of managing an organization spread over various countries;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	import and export licensing requirements;

•	political unrest or terrorism, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. In particular, a softening in demand for software and services in any particular region, as was the case in Asia in the second half of fiscal 2002, can adversely affect our future operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar adversely affected revenues and operating results in fiscal 2002. The United States dollar has recently weakened relative to other currencies. If the value of the United States dollar strengthens in fiscal 2003 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among ourselves, our subsidiaries and our selling distributors. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses. In addition, while we have limited exposure to the current unsettled political and economic conditions in

Argentina, there can be no assurances about the magnitude and timing of any future impact of these conditions on us or that these conditions will not spread to other regions in Latin America and beyond.

To be successful we must effectively compete in a range of markets within the highly competitive software industry.    The software industry is intensely competitive. Several large vendors develop and market databases, internet application server products, application development tools, business applications and business intelligence products that compete with our offerings. Some of these competitors have significantly greater financial and technical resources. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors offering business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our database products.

We hold equity investments that have recently experienced significant declines in market value.    We hold an equity investment in Liberate Technologies, a publicly traded company, as well as investments in our venture fund portfolio that primarily consist of privately held companies in the start-up or development stages. Periodically, we evaluate the net realizability of these investments and record investment losses if we view that the decline in the value is deemed to be other than temporary. In fiscal 2002, we recorded net impairment charges of $244 million, including $173 million in the fourth quarter related to Liberate. See “Net Investment Gains (Losses) Related to Equity Securities” under Item 7 above. We may record additional impairment charges if we deem an investment to be impaired in future periods.

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. The risks we commonly encounter include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty in incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against Oracle would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions. Our investments in other businesses are also accompanied by risks similar to those involved in an acquisition.

We previously have generally paid for acquisitions in cash. We may in the future pay for acquisitions in whole or in part with stock or other equity-related purchase rights. To the extent that we issue shares of stock or other rights to purchase stock, including options and other rights, existing stockholders may be diluted and earnings per share may decrease.

An investigation into a contract between the state of California and us may have an adverse impact on our business.    The state of California is currently conducting an investigation regarding the circumstances under which it entered into a contract with us in fiscal year 2002, which allows state and local agencies to combine their buying power to purchase software under a single enterprise contract at a substantial discount. The investigation follows the publication of a report by the state auditor that concluded that state officials failed to follow state contracting procedures and entered into a contract that obligates California to purchase more software than the state needed. An issue has also been raised over an unrelated campaign donation to the Governor of California, which was delivered a few days after the contract was signed. The state legislature has recently completed hearings regarding these issues without making any findings. Although we believe that the contract would have delivered excellent value to the state and local governments in California and we are confident we have done nothing improper in connection with the sales process, in the interest of accommodating the state, we offered to rescind the contract. We reversed the revenue related to this contract in the fourth quarter of fiscal 2002 when the state accepted our offer. The formal agreement to rescind the contract was executed July 23, 2002. Even though we have rescinded the contract, our government business, in California and elsewhere, may be affected as a result of this controversy. Other government agencies may be hesitant to enter into an enterprise contract or other types of contracts with us for some period of time, and the negative publicity regarding this controversial contract may harm our reputation and adversely impact our business.

We may be required to defer recognizing revenues or be required to change our business practices if there are changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition.    We use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles. However, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. These negotiations can extend the sales cycle and, in certain situations, the revised terms can require us to defer recognition of revenue on the license. The American Institute of Certified Public Accountants (“AICPA”) has issued Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4 and SOP No. 98-9, which provides guidance on revenue recognition in applying generally accepted accounting principles for software revenue recognition transactions. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides further revenue recognition guidance. We adopted the provisions of SAB No. 101, as amended, in our fourth fiscal quarter of 2001, as required. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or require us to change our business practices.

Moreover, policies, guidelines and interpretations related to revenue recognition, income taxes, investments in equity securities, facilities consolidation, accounting for acquisitions, allowances for doubtful accounts and other financial reporting matters require difficult judgments as to complex matters that are often subject to multiple sources of authoritative guidance. Some of these matters are also among topics currently under re-examination by accounting standards groups and regulators. These standard groups and regulators could promulgate interpretations and guidance that could result in material and potentially adverse, changes to our accounting policies.

We may need to change our pricing models to compete successfully.    Historically, we have reduced prices and we may need to lower our prices in the future. The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and can adversely affect operating results. We have periodically changed our pricing model for our E-Business Suite and system software products and any broadly based changes to our prices and pricing policies could cause sales and license revenue to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our license revenues could decrease. Our license revenues could also decline if our customers shift to operating systems on which we experience relatively greater price competition and resulting lower average license prices. Additionally, although the distribution of applications through application service providers may provide a new market for our products, these new distribution methods could also reduce the price paid for our products or adversely affect other sales of our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices would adversely affect our results.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.    We believe our continued growth and success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in continuously recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

We might not be successful in expanding our technology into new business areas.    Over the past several years, we have expanded our technology into a number of new business areas, including internet/electronic commerce, outsourcing services, wireless initiatives, internet computing, on-line exchanges and electronic sourcing for a range of business procurement needs. These areas are relatively new to our product development, sales and marketing personnel. We may not be effective in competing in these new areas and these areas may not generate significant revenues. Even if there is significant growth in some of these new areas, the impact on our growth is uncertain because we may not be able to provide a product offering that satisfies new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise on the internet and in other emerging areas.

We might experience significant undetected errors or “bugs” in our products.    Despite testing prior to release of the products, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. End-users who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	any seasonality of technology purchases;

•	any changes in general economic conditions;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our license revenues in any quarter depend on orders booked and shipped in that particular quarter. Our operating expenses are based on our estimates of revenues and a high percentage of our expenses are relatively fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of relatively large license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

Business disruptions could affect our future operating results.    Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event, such as the recent terrorist attacks upon the United States. Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected. In 2001, California experienced ongoing power shortages, which resulted in “rolling blackouts.” These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to our operations and the operations of our customers. Although the likelihood of such disruptions has diminished, such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of a number of licensing transactions.

We periodically have restructured our sales force, which can be disruptive.    We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force at least once a year in response to factors such as management changes, product changes, performance issues and other internal considerations. Changes in the structure of the sales force have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

Some of our products are not as profitable as others.    Some of our products require a higher level of development, distribution and support expenditures, on a percentage of revenues basis. If revenues generated from these products become a greater percentage of our total revenues and if the expenses associated with these products on a percentage of revenues basis do not decrease, then our operating margins will be adversely affected.

We may not receive significant revenues from our current research and development efforts for several years.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In fiscal 2002, our research and development expenses were $1,076 million, or 11% of our total revenues. Our plans for fiscal 2003 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

We may not be able to protect our intellectual property.    We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights.    We sometimes receive notices from others claiming we are infringing their patent and other intellectual property rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows and the functionality of products overlaps. Companies are more frequently seeking to patent software and business methods because of developments in the law that may extend the ability to obtain such patents. As a result, we expect to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert management’s time and attention from developing our business;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign our products; and

•	require us to pay money as damages or to satisfy indemnification obligations that we have with our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

The conviction of Arthur Andersen LLP may limit potential recoveries from them related to their prior service as our independent auditors.    Prior to April 8, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Andersen has informed the SEC that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. On April 8, 2002, we dismissed Andersen and retained Ernst & Young LLP as our independent auditors for our current fiscal year ended May 31, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen and in light of the announced cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen’s consent.

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in economic and market conditions either generally or specifically to particular industries;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors beliefs as to the appropriate price-earnings ratios for us and our competitors.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

We mitigate default risk by investing in only high credit quality securities that we believe to be low risk. We also diversify our portfolio so as to constrain the risk of loss that would result from a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Table of Investment Securities:

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our investment portfolio. The amortized principal amount approximates fair value at May 31, 2002.

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,095	1.43%
Short-term investments (91 days-1 year)	2,746	2.45%
Long-term investments (1-2 years)	406	3.11%

Total cash, cash equivalents and investments	$6,247	1.99%

The table above includes the United States dollar equivalent of cash and cash equivalents denominated in foreign currencies as shown below. See Foreign Currency Risk for a discussion of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Amortized Principal Amount at May 31, 2002
Japanese Yen	$649
Euro	346
UK Pound	133
Chinese Renminbi	95
Canadian Dollar	83
Other currencies	463

Total foreign cash and cash equivalents	$1,769

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on the first day of each quarter. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes were reduced to 5.27% and 3.99%, respectively. The fair value of the interest rate swaps was $1.8 million at May 31, 2002.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures February 2004	$150	6.72%	(3.35%)	1.90%	5.27%
Matures February 2007	$150	6.91%	(4.82%)	1.90%	3.99%

Foreign Currency Risk.    We transact business in various foreign currencies. The Board of Directors has approved a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with unrealized gains and losses included in Other income (expense). Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in Other income, net in the accompanying consolidated statements of operations were ($27) million, ($10) million and $9 million in fiscal 2002, 2001 and 2000, respectively. The fair value of the foreign currency exchange contacts was not material to our consolidated financial statements.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2002. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar, except for Australia, UK and the Euro countries where the currency is expressed in dollar per currency unit. The forward contracts mature in ninety days or less as of May 31, 2002. As of May 31, 2002, the notional contract amount and the weighted average exchange rates were as follows:

Table of Forward Contracts:

(Dollars in millions)	Exchange Foreign Currency for United States Dollars (Notional Amount)	Exchange United States Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$4	$17	0.56
Brazilian Real	10	—	2.59
Canadian Dollar	17	—	1.54
Chilean Peso	3	—	655.80
Chinese Renminbi	43	—	8.28
Colombian Peso	1	—	2,330.00
Euro	19	—	0.93
Indian Rupee	—	14	49.22
Israeli Shekel	26	—	4.95
Japanese Yen	—	3	124.12
Korean Won	8	1	1,238.50
Mexican Peso	3	—	9.65
Peruvian New Sol	3	—	3.48
Philippine Peso	13	—	50.26
Polish Zloty	1	14	4.06
Saudi Arabian Riyal	15	—	3.75
Singapore Dollar	1	13	1.79
Slovakian Koruna	—	2	47.01
South African Rand	17	—	9.89
Swedish Krona	3	—	9.84
Swiss Franc	3	11	1.57
Thai Baht	1	—	42.53
Taiwan Dollar	—	3	34.12
UK Pound	—	37	1.46

Total	$191	$115

Equity Hedges.    We hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended, we measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (“the effective portion”) is reported in the stockholders’ equity section to offset the translation results on the net investments. Net gains (losses) on equity hedges reported in stockholders’ equity were $6.9 million, $5.7 million and ($2.0) million in fiscal 2002, 2001 and 2000, respectively. The remaining change in fair value of the forward contract (“the ineffective portion”) is recognized in Other income, net. The net gain on equity hedges reported in Other income, net was $6.4 million in fiscal 2002. Prior to the adoption of SFAS 133, as amended, we recorded all gains (losses) related to equity hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The Japanese Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The Euro equity hedge minimizes currency risk from net assets held in Euros in Euro functional subsidiaries. The fair value of our equity hedges was not material to our consolidated financial statements. The equity hedges are for the exchange of United States Dollars into Japanese Yen and Euros.

Table of Equity Hedges
(Dollars in millions)	Notional Amount	Notional Weighted Average Exchange Rate
Functional Currency:
Japanese Yen	$587	123.75
Euro	300	0.93

Total	$887

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 14, 2002. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

	Year ended May 31, 2002
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
	(shares in millions)
Equity compensation plans approved by stockholders	452	$11.31	988
Equity compensation plans not approved by stockholders*	—	$—	—

Total	452		988

*
Includes outstanding options for 110,490 shares at a weighted average exercise price of $1.79 per share. These options were assumed in connection with two acquisitions in fiscal 1997 and 1998. No additional awards can be granted under the plans that originally issued these options.

Other information required by this Item is incorporated herein by reference from the information provided under the heading “Stock Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the heading “Transactions and Legal Actions Involving Management” of our Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

The following financial statements are filed as a part of this report:

(a)    2.    Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
II Valuation and Qualifying Accounts	73

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)    3.    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number		Exhibit Title

3.01	(1)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000.

3.02	(2)	Oracle Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990.

3.04	(2)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000.

4.01	(3)	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997.

4.02	*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000.

4.03	(4)	Amended and Restated Preferred Shares Rights Agreement, dated March 31, 1998.

4.04	(5)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999.

4.05	(6)	Specimen Certificate of Registrant’s Common Stock.

10.01	*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002.

10.02	(6)*	1993 Directors’ Stock Option Plan, as amended through August 8, 2001.

10.04	(1)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999.

10.05	(2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000.

10.06	(2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000.

10.07	(7)*	The 2000 Long-Term Equity Incentive Plan, as approved on October 16, 2000.

21.01		Subsidiaries of the Registrant.

23.01		Consent of Ernst & Young LLP, Independent Auditors.

23.02		Statement Regarding Consent of Arthur Andersen LLP.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Form 10-Q filed on January 14, 2000.
(2)	Incorporated by reference to the Form 10-K filed on August 28, 2000.
(3)	Incorporated by reference to the Form 10-Q filed on April 10, 1997.
(4)	Incorporated by reference to the Form 8-A/A filed on March 31, 1998.
(5)	Incorporated by reference to the Form 8-A/A filed on March 22, 1999.
(6)	Incorporated by reference to the Form 10-K filed on August 10, 2001.
(7)	Incorporated by reference to the Form 10-Q filed on January 16, 2001.

(b)    Reports on Form 8-K

On April 10, 2002, we filed a current report of Form 8-K reporting under Item 4, Changes in Registrant’s Certifying Accountants, that we had dismissed our independent auditors, Arthur Andersen LLP, and engaged the services of Ernst & Young LLP as our new independent auditors for our fiscal year ending May 31, 2002. Our Finance and Audit Committee of the Board of Directors authorized the dismissal of Arthur Andersen and the engagement of Ernst & Young.

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Oracle Corporation

We have audited the accompanying consolidated balance sheet of Oracle Corporation as of May 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation as of May 31, 2002, and its results of operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Walnut Creek, California
June 18, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Oracle Corporation’s filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of May 31, 2000, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended May 31, 1999 and the information in the schedule for 1999 referred to in this report have not been included in the accompanying financial statements or schedule.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oracle Corporation:

We have audited the accompanying consolidated balance sheets of Oracle Corporation, a Delaware corporation, and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California
June 18, 2001

ORACLE CORPORATION
CONSOLIDATED BALANCE SHEETS
As of May 31, 2002 and 2001
	May 31,
(in millions, except per share data)	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,095	$4,449
Short-term investments	2,746	1,438
Trade receivables, net of allowances of $413 in 2002 and $403 in 2001	2,036	2,432
Other receivables	293	282
Deferred tax assets	452	273
Prepaid expenses and other current assets	106	89

Total current assets	8,728	8,963
Long-term investments	406	—
Property, net	987	975
Deferred tax assets	233	376
Intangible and other assets	446	716

Total assets	$10,800	$11,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$—	$3
Accounts payable	228	270
Income taxes payable	1,091	767
Accrued compensation and related benefits	458	735
Customer advances and unearned revenues	1,276	1,214
Value added tax and sales tax payable	155	165
Other accrued liabilities	752	763

Total current liabilities	3,960	3,917
Long-term debt	298	301
Deferred tax liabilities	204	328
Other long-term liabilities	221	207
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized, 1.5 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized, 11,000 shares; outstanding: 5,431 shares in 2002 and 5,592 shares in 2001	5,029	4,821
Retained earnings	1,210	1,610
Accumulated other comprehensive loss	(122)	(154)

Total stockholders’ equity	6,117	6,277

Total liabilities and stockholders’ equity	$10,800	$11,030

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2002, 2001 and 2000
	Year Ended May 31,
(in millions, except per share data)	2002	2001	2000
Revenues:
Licenses and other	$3,513	$4,707	$4,447
Services	6,160	6,254	5,784

Total revenues	9,673	10,961	10,231

Operating expenses:
Sales and marketing	2,209	2,691	2,616
Cost of services	2,406	2,897	3,044
Research and development	1,076	1,139	1,010
General and administrative	411	457	481

Total operating expenses	6,102	7,184	7,151

Operating income	3,571	3,777	3,080

Net investment gains (losses) related to equity securities	(244)	(17)	6,937
Other income, net:
Interest income	166	289	142
Interest expense	(20)	(24)	(19)
Other	(65)	(54)	(17)

Total other income, net	81	211	106

Income before provision for income taxes	3,408	3,971	10,123
Provision for income taxes	1,184	1,410	3,826

Net income	$2,224	$2,561	$6,297

Earnings per share:
Basic	$0.40	$0.46	$1.11
Diluted	$0.39	$0.44	$1.05
Weighted average common shares outstanding:
Basic	5,518	5,597	5,679
Diluted	5,689	5,865	5,996

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2002, 2001 and 2000

		Common Stock and Additional Paid in Capital			Accumulated Other Comprehensive Income/(Loss)
(in millions)	Comprehensive Income	Number of Shares	Amount	Retained Earnings		Total
Balances, May 31, 1999	$—	5,725	$1,476	$2,267	$(48)	$3,695
Common stock issued under stock option plans	—	101	298	—	—	298
Common stock issued under stock purchase plan	—	26	186	—	—	186
Exercise of warrants	—	54	458	—	—	458
Repurchase of common stock	—	(291)	(101)	(5,206)	—	(5,307)
Dividend for fractional shares resulting from stock split	—	—	14	(14)	—	—
Equity adjustments related to subsidiary equity transactions	—	—	289	—	—	289
Tax benefits from stock plans	—	—	493	—	—	493
Foreign currency translation adjustments	(1)	—	—	—	(1)	(1)
Unrealized gain on equity securities, net of tax of $36	54	—	—	—	54	54
Net income	6,297	—	—	6,297	—	6,297

Comprehensive income	$6,350	—	—	—	—	—

Balances, May 31, 2000	$—	5,615	3,113	3,344	5	6,462
Common stock issued under stock option plans	—	109	348	—	—	348
Common stock issued under stock purchase plan	—	10	187	—	—	187
Repurchase of common stock	—	(142)	(74)	(4,267)	—	(4,341)
Dividend for fractional shares resulting from stock split	—	—	28	(28)	—	—
Equity adjustments related to subsidiary equity transactions	—	—	70	—	—	70
Tax benefits from stock plans	—	—	1,149	—	—	1,149
Foreign currency translation adjustments	(90)	—	—	—	(90)	(90)
Unrealized loss on equity securities, net of tax of $46	(69)	—	—	—	(69)	(69)
Net income	2,561	—	—	2,561	—	2,561

Comprehensive income	$2,402	—	—	—	—	—

Balances, May 31, 2001	$—	5,592	4,821	1,610	(154)	6,277
Common stock issued under stock option plans	—	29	123	—	—	123
Common stock issued under stock purchase plan	—	20	209	—	—	209
Repurchase of common stock	—	(210)	(168)	(2,624)	—	(2,792)
Tax benefits from stock plans	—	—	44	—	—	44
Foreign currency translation adjustments	9	—	—	—	9	9
Reversal of unrealized loss on equity securities, net of tax of $15	23	—	—	—	23	23
Net income	2,224	—	—	2,224	—	2,224

Comprehensive income	$2,256	—	—	—	—	—

Balances, May 31, 2002		5,431	$5,029	$1,210	$(122)	$6,117

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2002, 2001 and 2000

	Year Ended May 31,
(in millions)	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$2,224	$2,561	$6,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	275	314
Amortization of intangible assets	49	71	77
Provision for trade receivable allowances	195	256	135
Net investment losses/(gains) related to equity securities	244	17	(6,937)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	230	(199)	(421)
(Increase) in prepaid expenses and other assets	(202)	(68)	(28)
(Increase) decrease in deferred tax assets	144	(56)	87
Increase (decrease) in accounts payable and accrued liabilities	(356)	64	113
Increase (decrease) in deferred tax liabilities	349	(869)	3,056
Increase in customer advances and unearned revenues	38	105	122
Increase in other long-term liabilities	14	22	108

Net cash provided by operating activities	3,243	2,179	2,923

Cash Flows From Investing Activities:
Purchases of investments	(6,087)	(1,584)	(886)
Proceeds from maturities of investments	4,374	588	1,470
Capital expenditures	(278)	(313)	(263)
Proceeds from sales of marketable securities	10	137	7,047
Increase in other assets	(157)	(83)	(475)

Net cash provided by (used for) investing activities	(2,138)	(1,255)	6,893

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(2,792)	(4,341)	(5,307)
Proceeds from issuance of common stock	332	535	942
Proceeds from subsidiary stock offering	—	—	187
Payments under notes payable and long-term debt	(5)	—	(5)

Net cash used for financing activities	(2,465)	(3,806)	(4,183)

Effect of exchange rate changes on cash and cash equivalents	6	(98)	10

Net increase (decrease) in cash and cash equivalents	(1,354)	(2,980)	5,643
Cash and cash equivalents at beginning of year	4,449	7,429	1,786

Cash and cash equivalents at end of year	$3,095	$4,449	$7,429

Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,000	$2,400	$976
Cash paid for interest	$20	$24	$19
Property and equipment acquired under capital lease	$—	$1	$—

See notes to consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2002

1.    ORGANIZATION AND CRITICAL ACCOUNTING POLICIES

Organization

We develop, manufacture, market and distribute computer software that helps organizations manage and grow their businesses. Our software products can be categorized into two broad areas: database technology software and applications software. Database technology software is used for developing and deploying applications on the internet and on corporate intranets and includes database management software, application server software and development tools. Applications software automates the performance of business processes and provides business intelligence for marketing, sales, order management, procurement, supply chain, manufacturing, service, human resources, and projects. We also offer a range of consulting, education, support and outsourcing services.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include support, consulting, education and outsourcing revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“SOP 97-2”), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Revenues from these arrangements are generally accounted for separately from the license

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the contract without additional charges; (4) where the license payment is tied to the performance of consulting services or (5) where we have accepted responsibilities as a system integrator, delivering hardware or other third party products with our licenses and services.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Our license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example, in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement, we then apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” provisions, where such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that extend beyond 30 days from the contract date but that are due within twelve months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

While most of our arrangements include payment terms of less than one year, we have a standard practice of providing long-term financing outside of one year to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2002, 2001 and 2000, approximately 13%, 16% and 17% of our license transactions were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until final acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Allowances for Doubtful Accounts and Sales Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 15 for a description of our material legal proceedings.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. See Note 15 for a description of our Petition with the United States Tax Court.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Other Accounting Policies

Concentration of Credit Risk:    Financial instruments that are potentially subject to concentrations of credit risk consist primarily of investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base.

Impairment of Long-Lived Assets:    We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss in fiscal 2002, 2001 or 2000.

Advertising:    All advertising costs are expensed as incurred. Advertising expenses were $133.2 million, $133.1 million and $97.7 million in fiscal 2002, 2001 and 2000, respectively.

Research and Development:    All research and development costs are expensed as incurred. Costs eligible for capitalization under SFAS No. 86 were not material to our consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

2.    NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination as of the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will instead be tested for impairment at least annually and written down only when impaired. We adopted this statement beginning June 1, 2002. The effect of adopting SFAS No. 142 will not have a material impact on our financial position, results of operations or cash flows. As of May 31, 2002, the unamortized balance of acquired intangible assets was approximately $50.8 million, which is recorded in Intangible and other assets in the accompanying consolidated balance sheets. This amount represents acquired technology and other identifiable intangibles, which will continue to be amortized upon adoption of SFAS No. 142.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We adopted this new statement on June 1, 2002, and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations, or cash flows.

Reimbursable Out-of-Pocket Expenses

On March 1, 2002, we adopted the consensus of Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and to reclassify prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to “Cost of Services.” Reimbursable out-of-pocket expenses reclassified as service revenues for fiscal 2001 and 2000 were $101.0 million and $101.2 million, respectively.

3.    CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT AND EQUITY SECURITIES

Our investment portfolio consists of cash, cash equivalents and investments in debt and equity securities. Cash and cash equivalents consist primarily of highly liquid investments in time deposits of major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments primarily consist of commercial paper, corporate notes and Unites States government agency notes with original maturities of greater than 91 days but less than one year.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

Cash and Cash Equivalents

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our cash and cash equivalents. The amortized principal amount approximates fair value at May 31, 2002 and 2001.

	May 31, 2002		May 31, 2001
(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,095	1.43%	$4,449	3.58%

The table above includes the United States dollar equivalent of cash and cash equivalents denominated in foreign currencies as shown below. See Note 4 for a discussion of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Amortized Principal Amount at May 31, 2002	Amortized Principal Amount at May 31, 2001
Japanese Yen	$649	$689
Euro	346	215
UK Pound	133	110
Chinese Renminbi	95	71
Canadian Dollar	83	52
Other currencies	463	405

Total foreign cash and cash equivalents	$1,769	$1,542

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Investments in Debt Securities

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intentions regarding these instruments, we classify all marketable debt securities and long-term debt investments as held-to-maturity and account for these investments at amortized cost. The table below presents the amortized principal amount, related weighted average interest rates, maturities and major security type for our investments in debt securities. The amortized principal amount approximates fair value at May 31, 2002 and 2001.

	May 31, 2002		May 31, 2001
(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate	Amortized Principal Amount	Weighted Average Interest Rate
Short-term investments (91 days-1 year)	$2,746	2.45%	$1,438	4.74%
Long-term investments (1-2 years)	406	3.11%	—	—

Total investments in debt securities	$3,152	2.53%	$1,438	4.74%

Debt securities issued by United States governmental entities	$739		$203
Corporate and other debt securities	2,413		1,235

Total investments in debt securities	$3,152		$1,438

Investments in Equity Securities

In accordance with SFAS No. 115 and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Marketable equity securities are included in Intangible and other assets in the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in Other income, net. We periodically evaluate our investments to determine if impairment charges are warranted.

The following table shows the net carrying value of our equity securities reflected in Intangible and other assets in the consolidated balance sheets as of May 31, 2002 and 2001 and unrealized gains (losses) reflected in stockholders’ equity net of tax for fiscal 2002 and 2001:

(Dollars in millions)	Fair Value Basis	Unrealized Gains (Losses) In Stockholders’ Equity
May 31, 2002
Liberate Technologies	$135	$27
Other equity securities	86	(4)

Total equity securities	$221	$23

May 31, 2001
Liberate Technologies	$282	$(27)
Other equity securities	133	(42)

Total equity securities	$415	$(69)

In fiscal 2002, we recognized a loss on equity securities in the amount of $243.5 million, which is included in Other income, net. Included in the loss on equity securities was a $173.5 million impairment charge relating to an

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

other than temporary decline in the fair value of our investment in Liberate Technologies. We previously recognized unrealized gains and losses on our investment in Liberate as a component of equity.

4.    DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS No. 133, as amended, as of June 1, 2001. We had no material transition adjustment upon adoption of SFAS 133. Our derivatives are comprised of equity hedges, foreign currency exchange contracts and interest rate swaps.

Equity Hedges

We hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. In accordance with SFAS 133, as amended, we measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates as this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in the stockholders’ equity section to offset the translation results on the net investments. Net gains (losses) on equity hedges reported in stockholders’ equity were $6.9 million, $5.7 million and ($2.0) million in fiscal 2002, 2001 and 2000, respectively. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in Other income, net in the accompanying consolidated statements of operations. The net gain on equity hedges reported in Other income, net was $6.4 million in fiscal 2002. Prior to the adoption of SFAS 133, as amended, we recorded all gains (losses) related to the equity hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

The table below summarizes the equity hedge contracts we entered into as of May 31, 2002 and 2001. The Japanese Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan (See Note 8). The Euro equity hedge minimizes currency risk from net assets held in Euros in Euro functional subsidiaries. The fair value of our equity hedges was not material to our consolidated financial statements. The equity hedges are for the exchange of United States Dollars into Japanese Yen and Euros.

	May 31, 2002		May 31, 2001
(Dollars in millions)	Notional Amount	Notional Weighted Average Exchange Rate	Notional Amount	Notional Weighted Average Exchange Rate
Functional Currency
Japanese Yen	$587	123.75	$14	118.20
Euro	300	0.93	17	1.45

Total	$887		$31

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Foreign Currency Exchange Contracts

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. Revenues and expenses are translated at the exchange rates in effect at the end of each month during the year. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets.

The Board of Directors has approved a program that primarily utilizes foreign currency forward exchange contracts (“forward contracts”) to offset the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany sub license fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. We have not designated the forward contracts as cash flow or fair value hedges under SFAS 133, as amended. All outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in Other income, net in the accompanying consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in Other income, net in the accompanying consolidated statements of operations were ($27) million, ($10) million and $9 million in fiscal 2002, 2001 and 2000, respectively. The fair value of the foreign currency exchange contacts was not material to our consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2002. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar, except for Australia, United Kingdom and the Euro countries where the currency is expressed in dollars per currency unit. The forward contracts mature in ninety days or less as of May 31, 2002. As of May 31, 2002, the notional contract amount and the weighted average exchange rates were as follows:

(Dollars in millions)	Exchange Foreign Currency for United States Dollars (Notional Amount)	Exchange United States Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$4	$17	0.56
Brazilian Real	10	—	2.59
Canadian Dollar	17	—	1.54
Chilean Peso	3	—	655.80
Chinese Renminbi	43	—	8.28
Colombian Peso	1	—	2330.00
Euro	19	—	0.93
Indian Rupee	—	14	49.22
Israeli Shekel	26	—	4.95
Japanese Yen	—	3	124.12
Korean Won	8	1	1238.50
Mexican Peso	3	—	9.65
Peruvian New Sol	3	—	3.48
Philippine Peso	13	—	50.26
Polish Zloty	1	14	4.06
Saudi Arabian Riyal	15	—	3.75
Singapore Dollar	1	13	1.79
Slovakian Koruna	—	2	47.01
South African Rand	17	—	9.89
Swedish Krona	3	—	9.84
Swiss Franc	3	11	1.57
Thai Baht	1	—	42.53
Taiwan Dollar	—	3	34.12
UK Pound	—	37	1.46

Total	$191	$115

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Interest Rate Swaps

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on the first day of each quarter. The interest rate swaps have been designated as fair value hedges and have no ineffective portion. The notional amount and the termination dates match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes were reduced to 5.27% and 3.99%, respectively. The fair value of the interest rate swaps was $1.8 million at May 31, 2002. At May 31, 2002, the notional contract amount and interest rates for the interest rate swaps were as follows:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures February 2004	$150	6.72%	(3.35)%	1.90%	5.27%
Matures February 2007	$150	6.91%	(4.82)%	1.90%	3.99%

5.    PROPERTY

Property is stated at cost. Capital leases are recorded at the present value of the future minimum lease payments at the date of purchase. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from two to forty years. Capital leases and leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property consisted of the following:

	As of May 31,
(Dollars in millions)	2002	2001
Computer equipment	$1,019	$1,111
Buildings and improvements	849	753
Furniture and fixtures	332	322
Land	126	107
Automobiles	11	11

Total	2,337	2,304
Accumulated depreciation and amortization	(1,350)	(1,329)

Property, net	$987	$975

6.    NOTES PAYABLE AND DEBT

At May 31, 2002 and 2001, we had unsecured short-term borrowings from banks which were payable on demand in the amounts of $0.5 million and $2.3 million, respectively. Current maturities of capital lease obligations were $0 and $0.5 million at May 31, 2002 and 2001, respectively.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. The senior notes require interest only payments until maturity. The senior notes are unsecured general obligations that rank on parity with all of our other unsecured and unsubordinated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

indebtedness that may be outstanding. As discussed in Note 4, in February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable.

Long-term debt consisted of the following:

	As of May 31,
(Dollars in millions)	2002	2001
Senior notes	298	300
Capital lease obligations	—	2

Total	298	302
Current maturities	—	(1)

Long-term debt	298	301

7.    COMMITMENTS

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. Under the contract, we have the right to issue registered or unregistered shares for settlement of the contract or for net share settlement. The potential dilutive effect of this forward contract is currently reflected in our earnings per share calculation. To eliminate such dilution from this contract, we, at our sole discretion, may decide to repurchase shares and then use those shares to settle the contract.

In September 2000, the EITF reached a consensus on issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” During the third quarter of fiscal 2001, the forward contract mentioned in the previous paragraph was modified to be in compliance with the requirements of EITF 00-19. The modifications allow the forward contract to be accounted for as an equity instrument instead of being classified as an asset or liability contract requiring it to be marked to fair value through earnings each period. The modifications include a provision to permit us to settle in unregistered shares and the removal of collateral requirements.

In December 1996, we entered into a seven-year master lease facility with a banking institution that provided for the construction or purchase of up to $150.0 million of property and improvements to be leased by us. In May 1998, the master lease arrangement was amended to increase the facility by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. Our obligations under the lease facility are collateralized by a forward contract described in the preceding paragraphs to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. We may substitute other collateral such as United States treasury securities at anytime during the lease term. We also have an option to purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that we do not exercise our purchase option, we have agreed to guarantee that the properties will have a specified residual value of 85% of their original cost, resulting in a residual guarantee of $142.5 million at May 31, 2002. Because the net present value of the minimum lease payments, including the 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases are classified as operating leases. As of May 31, 2002, approximately $167.7 million of the master lease facility had been utilized. We currently intend to exercise our option to purchase the leased properties upon maturity of the leases, which would be in December 2003, for approximately the same amount. None of our officers or employees have any financial interest in the lease facility.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Additional facilities and certain furniture and equipment are leased under operating leases. As of May 31, 2002, future minimum annual operating lease payments are as follows:

(Dollars in millions)	Year Ended May 31,
2003	$94
2004	76
2005	55
2006	37
2007	28
Thereafter	120

Total	$410

Rent expense was $256.6 million, $240.7 million and $259.9 million for fiscal years 2002, 2001 and 2000, respectively, net of sublease income of approximately $12.2 million, $11.4 million and $1.9 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

8.    SUBSIDIARY STOCK TRANSACTIONS

We comply with the requirements of SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. We have elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Oracle Japan

In April 2000, Oracle Japan moved from the over-the-counter market in Japan to the Tokyo Stock Exchange. As part of this move, Oracle Japan issued and sold 0.3 million shares of its common stock at approximately $772 per share in a public offering. Separately, we sold 8.7 million shares in Oracle Japan, resulting in a gain of $6.5 billion and related taxes of $2.5 billion. As a result of the issuance of new shares and our sale of existing shares, our ownership interest in Oracle Japan was reduced from 84.6% to 74.2%. We recorded a credit to stockholders’ equity in the amount of $898.7 million net of deferred taxes of $498.8 million, reflecting the increase in our share of the net assets of Oracle Japan related to the stock offering.

Liberate Technologies

In July 1999, Liberate issued and sold 6.7 million shares of common stock at approximately $16 per share in an initial public offering. In connection with this offering, Liberate received cash proceeds of $98.0 million, net of issuance costs of $9.2 million. Our ownership interest in Liberate was reduced from 59.2% to 48.2% following the offering. As a result of the offering, we recorded a credit to stockholders’ equity in the amount of $31.5 million, net of deferred taxes of $19.7 million, reflecting the increase in our share of the net assets of Liberate related to the stock offering. In addition, effective July 1, 1999, we began to account for our ownership interest in Liberate using the equity method of accounting.

In February 2000, Liberate issued and sold 2.9 million shares of common stock at approximately $108 per share in a secondary public offering. As a result of the offering, we recorded a credit to stockholders’ equity in the

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

amount of $73.6 million, net of deferred taxes of $46.1 million, reflecting the increase in our share of the net assets of Liberate related to the stock offering. Separately, we sold 4.3 million shares of Liberate, resulting in a gain in the amount of $431.8 million and related taxes of $166.3 million.

Additionally, during fiscal 2000, Liberate and another subsidiary entered into a number of other equity transactions that resulted in an increase in our share in their net assets. As a result of these transactions, we recorded an additional credit to stockholders’ equity, net of deferred taxes, in the amount of $94.8 million.

In January 2001, we created an irrevocable trust (the “Liberate Trust”) to hold all of our shares (the “Liberate Shares”) of Liberate. The trustees of the Liberate Trust must vote the Liberate Shares in the same proportion as all the other stockholders of Liberate (determined as of the last business day prior to a Liberate Stockholders’ Meeting or the earliest time thereafter that the voting results are provided to the Trustee). We control the timing of the sales of the Liberate Shares, subject to a standstill agreement with Liberate and the trustee of the Liberate Trust, and receive the proceeds of any such sales. The Liberate Trust terminates only after all shares have been sold. The standstill agreement prohibits us from acquiring any common shares or voting shares of Liberate or other securities or rights convertible or exchangeable for such shares and limits our ability to sell the Liberate Shares to: (1) sales in compliance with the volume and manner of sale limitations of Rule 144 under the Securities Act; (2) sales pursuant to a firm commitment, underwritten distribution to the public; (3) sales to a person who will own 10% or less of the total voting power of Liberate after such sale; or (4) sales pursuant to a tender or exchange offer to the Liberate stockholders that is not opposed by Liberate’s Board of Directors. The standstill agreement terminates two years after the termination of the Liberate Trust or sooner if Liberate is dissolved, liquidated or wound up, substantially all Liberate’s assets are sold or another entity acquires Liberate by merger or consolidation. Accordingly, effective February 1, 2001, we began to account for our ownership interest in Liberate as available for sale securities under SFAS No. 115. As of May 31, 2002, our ownership interest in Liberate was approximately 31%. See Note 3 regarding the impairment charge recorded in fiscal 2002 related to our investment in Liberate.

9.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options, shares issuable under the employee stock purchase plan and the forward contract to sell 36.0 million shares of our common stock (see Note 7) using the treasury stock method. Approximately 158.2 million and 66.9 million outstanding stock options were excluded from the calculation of diluted earnings per share for fiscal 2002 and 2001, respectively, because they were anti-dilutive. However, these options could be dilutive in the future.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2002	2001	2000
Net income	$2,224	$2,561	$6,297

Weighted average common shares outstanding	5,518	5,597	5,679
Dilutive effect of employee stock plans and forward contract	171	268	317

Diluted weighted average common shares outstanding	5,689	5,865	5,996

Basic earnings per share	$0.40	$0.46	$1.11
Diluted earnings per share	$0.39	$0.44	$1.05

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

10.    STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to an approved employee stock purchase program. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option plans. We comply with the disclosure provisions of SFAS No. 123, which require pro forma information regarding net income and earnings per share. This information is required to be determined as if we had accounted for our employee stock purchase plan and employee stock options granted subsequent to May 31, 1996 under the fair value method of accounting as defined by SFAS 123.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended May 31,
Employee and Director Stock Options	2002	2001	2000
Expected life from vest date (in years)	1.26–2.51	0.21–0.78	0.45–6.31
Risk-free interest rates	3.45–4.48%	4.09–6.56%	5.28–6.72%
Volatility	57%	76%	67%
Dividend yield	—	—	—
Weighted average fair value	$7.45	$18.86	$7.84

	Year Ended May 31,
Employee Stock Purchase Plan	2002	2001	2000
Expected life from the vest date (in years)	0.5	0.5	0.5
Risk-free interest rates	3.45–3.93%	4.47–6.29%	5.28–6.72%
Volatility	57%	76%	67%
Dividend yield	—	—	—
Weighted average fair value	$4.33	$14.43	$3.10

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years and the estimated fair value of the stock purchases is amortized over the six-month purchase period. Had we accounted for stock options and the stock purchase plan shares under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended May 31,
(in millions, except per share data)	2002	2001	2000
Net income
As reported	$2,224	$2,561	$6,297
Pro forma	$1,764	$1,979	$5,873
Earnings per share
As reported basic	$0.40	$0.46	$1.11
As reported diluted	$0.39	$0.44	$1.05
Pro forma basic	$0.32	$0.35	$1.03
Pro forma diluted	$0.31	$0.34	$0.98

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Stock Option Plans

In fiscal 1992, we adopted the 1991 Long-Term Equity Incentive Plan (the “1991 Plan”), which provided for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights (in connection with options) and long-term performance awards to our eligible employees, officers and directors. As noted below, the 1991 Plan was replaced with the 2000 Long-Term Equity Incentive Plan (the “2000 Plan”). Under the terms of the 1991 Plan, options to purchase 1,412.5 million shares of common stock were reserved for issuance, generally were granted at not less than fair market value, became exercisable as established by the Board of Directors (generally ratably over four years), and generally expired ten years from the date of grant. As of May 31, 2002, options to purchase 389.6 million shares of common stock were outstanding, of which 254.9 million shares were vested. No options for shares were available for future grant under this plan at May 31, 2002. We did not issue any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 2001, we adopted the 2000 Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, independent consultants and directors. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. On October 16, 2000, the 1991 Plan was retired for future awards and 567.1 million shares were transferred to the 2000 Plan, which replaced the 1991 Plan with respect to future awards. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2002, options to purchase 60.2 million shares of common stock were outstanding, of which 0.6 million were vested. Approximately 523.0 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Board of Directors adopted the 1993 Directors’ Stock Option Plan (the “1993 Directors’ Plan”), which provides for the issuance of non-qualified stock options to outside directors. Under the terms of this plan, options to purchase 20.3 million shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. Under the terms of the 1993 Directors’ Plan, all grants of options to purchase shares of our common stock are automatic and nondiscretionary. Each individual who becomes an outside director shall automatically be granted options to purchase 80,000 shares. The 1993 Directors’ Plan also provides for subsequent stock option grants. On May 31 of each year, each outside director will be granted options to purchase 40,000 shares of our common stock, provided that on such date the outside director has served on our Board of Directors for at least six months. In lieu of the annual grant of an option to purchase 40,000 shares of common stock: (1) each outside director who has served as the Chairman of both the Executive and the Finance and Audit Committee of our Board of Directors will be granted options to purchase 120,000 shares of common stock on May 31 of each year; (2) an outside director, who is the Chairman of the Committee on Compensation and Management Development of our Board of Directors and who has served on such committee for at least one year, will be granted options to purchase 100,000 shares of common stock on May 31 of each year and (3) each outside director who has served as the Vice Chairman of the Finance and Audit Committee of our Board of Directors will be granted options to purchase 60,000 shares of common stock on May 31 of each year, provided that the outside director has served in such capacity for at least six months. As of May 31, 2002, options to purchase 4.1 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which 2.7 million were vested. Options for 10.7 million shares were available for future grant under this plan at May 31, 2002.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 1999	480	$3.45
Granted	257	$15.37
Exercised	(101)	$2.99
Canceled	(44)	$5.61

Balance, May 31, 2000	592	$8.55

Granted	13	$36.41
Exercised	(109)	$3.18
Canceled	(54)	$9.66

Balance, May 31, 2001	442	$10.56

Granted	65	$15.80
Exercised	(29)	$4.20
Canceled	(24)	$18.21

Balance, May 31, 2002	454	$11.31

As of May 31, 2002, we reserved 987.5 million shares of common stock for the exercise of options. The range of exercise prices for options outstanding at May 31, 2002 was $0.12 to $45.60. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 2002:

Range of Exercise Price	Options Outstanding as of May 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of May 31, 2002	Weighted Average Exercise Price of Exercisable Options
(Shares in millions)
$ 0.12—$ 3.68	48	3.08	$ 2.32	45	$ 2.26
$ 3.69—$ 3.94	54	4.52	$ 3.78	53	$ 3.78
$ 3.98—$ 4.19	54	6.08	$ 4.10	37	$ 4.10
$ 4.24—$ 6.22	33	5.24	$ 4.91	30	$ 4.83
$ 6.33—$ 6.88	129	6.97	$ 6.87	60	$ 6.87
$ 7.29—$11.70	12	7.37	$10.22	6	$ 9.99
$12.00—$15.86	57	8.94	$15.72	1	$14.57
$15.90—$40.75	14	8.37	$26.61	4	$29.13
$40.81—$40.81	47	7.78	$40.81	21	$40.81
$40.97—$45.60	6	7.72	$41.51	1	$41.53

$ 0.12—$45.60	454	6.43	$11.31	258	$ 8.12

Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Purchase Plan”). To date, 405.0 million shares of common stock have been reserved for issuance under the Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 2002, 259.3 million shares had been issued and 145.7 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2002, 2001 and 2000, we issued 19.6 million, 9.8 million and 26.1 million shares, respectively, under the Purchase Plan.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

11.    STOCKHOLDERS’ EQUITY

Stock Repurchases

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock option and purchase plans. In April 2001, the Board of Directors authorized an additional $3.0 billion for repurchases. Pursuant to the stock repurchase program, a total of 1,286 million shares for approximately $14.9 billion have been repurchased as of May 31, 2002. In fiscal 2002, 2001 and 2000, we purchased 210.1 million, 141.6 million and 290.7 million shares of our common stock, respectively. The amounts paid were approximately $2.8 billion, $4.3 billion and $5.3 billion, in fiscal 2002, 2001 and 2000, respectively. At May 31, 2002, $495 million was available to repurchase stock pursuant to this program.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and subsequently amended on March 22, 1999. Pursuant to the Shareholder Rights Plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of December 31, 1990. The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire us. As a result of stock splits, each share of common stock now has associated with it one-sixth of a Right.

The Rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the “Distribution Date.”) The Rights are initially exercisable for one-six thousand seven hundred fiftieth of a share of our Series A Junior Participating Preferred Stock at a price of $125 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 15% of our common stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right.

We are entitled to redeem the Rights, for $0.00148 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one and one-half shares of common stock, for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	As of May 31,
(Dollars in millions)	2002	2001	2000
Foreign currency translation adjustment	$(133)	$(135)	$(39)
Unrealized gain/(loss) on derivatives	11	4	(2)
Unrealized gain/(loss) on investments	—	(23)	46

Accumulated other comprehensive (income)/loss	$(122)	$(154)	$5

12.    INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
Domestic	$2,131	$2,661	$9,269
Foreign	1,277	1,310	854

Total	$3,408	$3,971	$10,123

The provision for income taxes consists of the following:

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
Current provision:
Federal	$831	$954	$3,003
State	97	119	544
Foreign	416	496	313

Total current	1,344	1,569	3,860

Deferred provision (benefit):
Federal	(132)	(139)	(5)
State	(33)	(11)	(23)
Foreign	5	(9)	(6)

Total deferred	(160)	(159)	(34)

Total	$1,184	$1,410	$3,826

Effective income tax rate	34.7%	35.5%	37.8%

The effective tax rate in all periods is the result of the mix of profits earned by us and our subsidiaries in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
Tax provision at statutory rate	$1,193	$1,390	$3,543
Foreign earnings at other than United States rates	(133)	(77)	(59)
State tax expense, net of federal benefit	88	104	339
Other, net	36	(7)	3

Provision for income taxes	$1,184	$1,410	$3,826

The components of the deferred tax assets and liabilities, as reflected on the consolidated balance sheets consist of the following:

	Year Ended May 31,
(Dollars in millions)	2002	2001
Deferred tax liabilities:
Unrealized gain on stock	$(194)	$(318)
Other	(56)	(29)

Total deferred tax liabilities	(250)	(347)

Deferred tax assets:
Accruals and allowances	235	214
Differences in timing of revenue recognition	96	158
Depreciation and amortization	71	112
Foreign tax credits	94	75
Employee compensation and benefits	70	66
Other	168	51

Total deferred tax assets	734	676
Valuation allowance	(3)	(8)

Net deferred taxes	$481	$321

Recorded as:
Deferred tax assets	452	273
Non-current deferred tax assets	233	376
Non-current deferred tax liabilities	(204)	(328)

Net deferred taxes	$481	$321

Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2002, the cumulative earnings upon which United States income taxes have not been provided for are approximately $2.3 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings is $522.7 million.

At May 31, 2002, we had net operating loss carryforwards, resulting in a $12.0 million tax benefit that originated from acquired domestic subsidiaries. We expect to fully utilize these loss carryforwards. We also have loss carryforwards of $52.0 million in certain foreign subsidiaries, resulting in tax benefits of approximately $15.0 million. These foreign carryforwards expire at various dates: $1.5 million in 2004, $4.7 million in 2005, $10.1 million in 2006, $7.6 million in 2007, $1.9 million in 2010, $1.5 million in 2012 and the remaining balance of $24.7 million has no expiration. The deferred tax asset for the foreign loss carryforwards has been offset by a valuation allowance of approximately $3.1 million.

The Internal Revenue Service has examined our federal tax returns for all years through 1995. The IRS has assessed taxes for years 1988 through 1995 that we are contesting in Tax Court. The IRS is currently examining our United States income tax returns for 1996 through 1999. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated results of operations or consolidated financial position. Refer to Note 15 for a description of this tax matter.

13.    SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have five major line of business operating segments: license, license updates, support, education and consulting. Effective June 1, 2001, we expanded our operating segments to include license updates, which represent our estimate of the portion of support revenues that relate to license updates. This estimate is based on our current pricing model, which prices license updates at 15% of the net license price and product support at 7% of the net license price.

The license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software and development tools. Applications software includes marketing, sales, order management, procurement, supply chain, manufacturing, service, human resources and projects software applications for the enterprise. The license updates line of business provides customers with license updates granting rights to software product upgrades, maintenance releases and patches during the support period. The support line of business provides customers with support services that include internet access, telephone access and onsite access to technical support personnel. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products. The consulting line of business assists customers in the implementation of applications based on our products.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

The accounting policies of the line of business operating segments are the same as those described in the summary of critical accounting policies in Note 1. We do not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments (1):

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
License:
Revenues (2)	$3,463	$4,635	$4,378
Sales and distribution expenses	1,635	2,026	2,000
Depreciation expense	17	25	35

Margin (3)	$1,811	$2,584	$2,343
License updates:
Revenues (2)	2,396	2,205	1,641
Sales and distribution expenses	19	27	26

Margin (3)	$2,377	$2,178	$1,615
License and license updates:
Revenues (2)	$5,859	$6,840	$6,019
Sales and distribution expenses	1,654	2,053	2,026
Depreciation expense	17	25	35

Margin (3)	$4,188	$4,762	$3,958
Support:
Revenues (2)	$1,463	$1,380	$1,343
Cost of services	569	607	705
Depreciation expense	14	18	24

Margin (3)	$880	$755	$614
Education:
Revenues (2)	$384	$485	$533
Cost of services	218	279	304
Depreciation expense	3	5	10

Margin (3)	$163	$201	$219
Consulting:
Revenues (2)	$1,967	$2,256	$2,336
Cost of services	1,439	1,752	1,771
Depreciation expense	18	27	35

Margin (3)	$510	$477	$530
Totals:
Revenues (2)	$9,673	$10,961	$10,231
Expenses	3,880	4,691	4,806
Depreciation expense	52	75	104

Margin (3)	$5,741	$6,195	$5,321

(1)
For business and management evaluation purposes, the underlying structure of our operating segments changes periodically. Segment data related to prior periods were reclassified, as required by SFAS No. 131, to conform with the current organizational structure.

(2)
Operating segment revenues differ from the external reporting classifications due to certain license products that are classified as services revenues for management reporting purposes. Additionally, the license updates revenues are classified as services revenues for external reporting purposes.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

(3)
The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

Reconciliation of operating segment margin to income before provision for income taxes

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
Total margin for reportable segments	$5,741	$6,193	$5,321
Product development and information technology expenses	(1,436)	(1,530)	(1,414)
Marketing and partner program expenses	(377)	(441)	(390)
Corporate and general and administrative expenses	(267)	(360)	(349)
Net investment gains (losses) related to equity securities	(244)	(17)	6,937
Other income (loss), net	(9)	126	18

Income before provision for income taxes	$3,408	$3,971	$10,123

License revenue by product

	Year Ended May 31,
(Dollars in millions)	2002	2001	2000
Database technology	$2,739	$3,562	$3,392
Applications	703	1,022	923
Other revenues(1)	71	123	132

Total license and other revenues	$3,513	$4,707	$4,447

(1)	Other revenues include documentation and miscellaneous other revenues.

Geographic information

	Year Ended May 31,
	2002		2001		2000
(Dollars in millions)	Revenues	Long Lived Assets	Revenues	Long Lived Assets	Revenues	Long Lived Assets
USA	$4,676	$1,291	$5,630	$1,265	$5,359	$1,395
United Kingdom	792	157	866	165	780	201
Japan	683	48	766	52	604	53
Germany	388	11	440	11	473	6
France	309	12	325	5	305	8
Canada	242	16	278	31	243	9
Other foreign countries	2,583	537	2,656	538	2,467	521

Total	$9,673	$2,072	$10,961	$2,067	$10,231	$2,193

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

14.    RELATED PARTIES

We have entered into transactions with approximately fifteen companies in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $2.1 million, $10.0 million and $11.3 million, during fiscal 2002, 2001 and 2000, respectively. In fiscal 2001, we sold some of our Interactive Television Division assets to one of these companies in exchange for $2.2 million in cash and an equivalent value in preferred shares of the company. In addition, we purchased goods and services from approximately four of these companies for $1.0 million, $5.5 million and $1.8 million in fiscal 2002, 2001 and 2000, respectively. The goods and services purchased from these companies related to computers, consulting and aircraft rental. In fiscal year 2002, we received $0.5 million in royalty payments from a company in which our Chief Executive Officer holds a controlling interest and which is permitted to sell its hosted business management applications solutions under the brand name Oracle Small Business Suite. We assisted this company’s efforts to penetrate the small business market by incurring $0.5 million in marketing expense in fiscal 2002 promoting the Oracle Small Business Suite.

The Independent Committee of our Board of Directors has reviewed and approved all individual transactions greater than $60,000.

15.    LEGAL PROCEEDINGS

Shareholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that some of the individual defendants sold Oracle stock while in possession of material non-public information. On March 22, 2002, the Court granted our motion to dismiss the consolidated action without prejudice and the plaintiffs filed an amended complaint on April 10, 2002. A hearing on our motion to dismiss the amended consolidated complaint is scheduled for July 9, 2002. No class has been certified. We believe that we have meritorious defenses against this action and will continue to vigorously defend it.

Shareholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001. Similar shareholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed on January 28, 2002. On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California. The derivative suits were brought by some of our stockholders, allegedly on our behalf, against some or all of our current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to us by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products while certain officers and directors sold Oracle stock and by allowing us to be sued in the shareholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. The Board of Directors established a Special Litigation Committee to investigate the allegations in the Delaware derivative suit and the committee was subsequently asked to investigate the allegations in the California state and federal derivative

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2002

suits. On February 8, 2002, we answered the Delaware complaint and the plaintiffs then moved to dismiss the suit. We have entered into a stipulated stay of the federal derivative suit while the Special Litigation Committee conducts its investigation.

We filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain foreign sales corporation commission expense deductions taken by us in our 1988 through 1991 tax years and assessed additional taxes for those years of approximately $20 million plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in our case. If allowed to stand and if followed by the Tax Court, the Microsoft ruling may be dispositive of that issue in our case and our financial statements could be adversely affected by approximately $180 million, which includes estimated interest of approximately $85 million as of May 31, 2002. This amount includes the assessment for the tax years at issue in Tax Court plus an estimate for subsequent tax filings. Our case was reassigned to the judge presiding in the Microsoft action and the Tax Court issued an order staying our case until a final adjudication of the same legal issue in the Microsoft action. Microsoft filed a notice of appeal of the Tax Court’s decision in the United States Court of Appeals for the Ninth Circuit on September 21, 2001 and filed its opening brief on appeal on December 20, 2001. We filed an amicus brief in the Microsoft appeal on December 26, 2001. We intend to vigorously defend our position.

We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

SCHEDULE II

ORACLE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations	Write-offs	Translation Adjustments	Ending Balance
Trade Receivable Allowances
Year Ended:
May 31, 2000	$217	$135	$(72)	$(8)	$272

May 31, 2001	$272	$256	$(117)	$(8)	$403

May 31, 2002	$403	$195	$(187)	$2	$413

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2002.

ORACLE CORPORATION

By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 29, 2002

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	July 29, 2002

/s/ JENNIFER L. MINTON Jennifer L. Minton	Senior Vice President, Finance and Operations (Principal Accounting Officer)	July 29, 2002

/s/ JEFFREY BERG Jeffrey Berg	Director	July 29, 2002

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	July 29, 2002

/s/ SAFRA A. CATZ Safra A. Catz	Director	July 29, 2002

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	July 29, 2002

/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director	July 29, 2002

/s/ DONALD L. LUCAS Donald L. Lucas	Director	July 29, 2002

/s/ JACK F. KEMP Jack F. Kemp	Director	July 29, 2002

ORACLE CORPORATION
INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles
4.02	Oracle Corporation 1993 Deferred Compensation Plan, as amended, and restated as of November 15, 2000.

10.01	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002.

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Auditors

23.02	Statement regarding consent of Arthur Andersen LLP