Form 10-Q
period 2002-08-31
ORACLE CORP /DE/
filed 2002-09-19
CIK 777676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number: 0-14376

Oracle Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2871189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

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

The number of shares of registrant’s common stock outstanding as of September 15, 2002 was: 5,355,934,525.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2002 and May 31, 2002

(in millions, except per share data)	August 31, 2002	May 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,875	$3,095
Short-term investments	2,544	2,746
Trade receivables, net of allowances of $400 as of August 31, 2002 and $413 as of May 31, 2002	1,362	2,036
Other receivables	187	293
Deferred tax assets	448	452
Prepaid expenses and other current assets	128	106

Total current assets	8,544	8,728
Long-term investments	237	406
Property, net	973	987
Deferred tax assets	243	233
Intangible and other assets	415	446

Total assets	$10,412	$10,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$227
Income taxes payable	1,086	1,091
Accrued compensation and related benefits	346	458
Customer advances and unearned revenues	1,514	1,276
Value added tax and sales tax payable	55	155
Other accrued liabilities	759	753

Total current liabilities	3,982	3,960
Long-term debt	311	298
Deferred tax liabilities	175	204
Other long-term liabilities	209	221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized, 1.0 million shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 million shares; outstanding: 5,356 million shares at August 31, 2002 and 5,431 million shares at May 31, 2002	4,982	5,029
Retained earnings	853	1,210
Accumulated other comprehensive loss	(100)	(122)

Total stockholders’ equity	5,735	6,117

Total liabilities and stockholders’ equity	$10,412	$10,800

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2002 and 2001
(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2002	2001
Revenues:
Licenses and other	$563	$731
Services	1,465	1,534

Total revenues	2,028	2,265

Operating expenses:
Sales and marketing	471	535
Cost of services	589	633
Research and development	286	253
General and administrative	102	98

Total operating expenses	1,448	1,519

Operating income	580	746

Net investment losses related to equity securities	(81)	(3)
Other income, net	23	43

Income before provision for income taxes	522	786
Provision for income taxes	179	275

Net income	$343	$511

Earnings per share:
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Weighted average common shares outstanding:
Basic	5,399	5,580

Diluted	5,515	5,780

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2002 and 2001
(Unaudited)

	Three Months Ended August 31,
(in millions)	2002	2001
Cash Flows From Operating Activities:
Net income	$343	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	63
Amortization of intangible assets	22	18
Provision for trade receivable allowances	14	30
Net investment losses related to equity securities	81	3
Changes in assets and liabilities:
Decrease in trade receivables	674	649
(Increase) decrease in prepaid expenses and other assets	96	(121)
Increase in deferred tax assets	(8)	(20)
Decrease in accounts payable and accrued liabilities	(129)	(218)
Increase (decrease) in deferred tax liabilities	(145)	212
Increase in customer advances and unearned revenues	220	149
Decrease in other long-term liabilities	(12)	(11)

Net cash provided by operating activities	1,218	1,265

Cash Flows From Investing Activities:
Purchases of investments	(662)	(1,733)
Proceeds from maturities of investments	1,034	750
Capital expenditures	(43)	(112)
Proceeds from sales of marketable securities	36	9
Increase in other assets	(94)	(19)

Net cash provided by (used for) investing activities	271	(1,105)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(768)	(754)
Proceeds from issuance of common stock	30	40

Net cash used for financing activities	(738)	(714)
Effect of exchange rate changes on cash and cash equivalents	29	21

Net increase (decrease) in cash and cash equivalents	780	(533)
Cash and cash equivalents at beginning of period	3,095	4,449

Cash and cash equivalents at end of period	$3,875	$3,916

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2002
(Unaudited)

1.    BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2003.

2.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method and a forward contract to sell 36.0 million shares of our common stock. Approximately 130.1 million outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended August 31, 2002 and 68.8 million outstanding stock options were excluded from the calculation for the three months ended August 31, 2001, because they were anti-dilutive. These options could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,
(in millions, except per share data)	2002	2001
Net income	$343	$511

Weighted average common shares outstanding	5,399	5,580
Dilutive effect of employee stock plans and forward contract	116	200

Diluted weighted average common shares outstanding	5,515	5,780

Basic earnings per share	$0.06	$0.09
Diluted earnings per share	$0.06	$0.09

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

3.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended August 31,
(in millions)	2002	2001
Net income	$343	$511
Net unrealized gains on equity securities	—	116
Foreign currency translation gains	22	22

Total comprehensive income	$365	$649

The net unrealized gains on equity securities for the three months ended August 31, 2001 primarily reflect the mark to market gain for our investment in Liberate Technologies. Prior to the fourth quarter of 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. In the first quarter of fiscal 2003, due to further declines in the market value of Liberate Technologies, we recognized an additional $72.1 million impairment charge. Our remaining investment in Liberate Technologies as of August 31, 2002 was $63.1 million.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

5.    PRIOR YEAR RECLASSIFICATION

On March 1, 2002, we adopted the consensus of EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred. EITF 01-14 requires that reimbursements received for out-of-pocket expenses be reflected as revenues and the reclassification of prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as a reduction to cost of services. Reimbursable out-of-pocket expenses reclassified as service revenues for the three months ended August 31, 2001 were $23.0 million.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

6.    STOCK REPURCHASE PROGRAM

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock option and purchase plans. In both April 2001 and July 2002, our Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,368.1 million shares for approximately $15.7 billion have been repurchased as of August 31, 2002. During the first quarter of fiscal 2003, we repurchased 81.9 million shares of our common stock for $768.3 million and during the first quarter of fiscal 2002 we repurchased 42.1 million shares of our common stock for $753.8 million. At August 31, 2002, $2.7 billion was available to repurchase stock pursuant to the stock repurchase program.

7.    SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have five major line of business operating segments: license, license updates, product support, education and consulting.

The license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Applications software includes marketing, financial, sales, order management, procurement, supply chain, manufacturing, service, human resources and projects software applications for the enterprise. The license updates line of business provides customers with rights to software product upgrades and maintenance releases during the support period. License updates represent our estimate of the portion of support revenues that relate to license updates based on our current pricing model, which prices license updates at 15% of the net license fee. The product support line of business provides customers with support services that include internet access, telephone access and onsite access to technical support personnel. Product support revenues are estimated based on our current pricing model, which prices support at 7% of the net license fee. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products. The consulting line of business assists customers in the implementation of our applications and technology products.

We do not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended August 31,
(in millions)	2002	2001
License:
Revenues(2)	$553	$721
Sales and distribution expenses	356	400
Depreciation expense	4	5

Margin(3)	$193	$316
License updates:
Revenues(2)	$620	$569
Sales and distribution expenses	6	6

Margin(3)	$614	$563
License and license updates:
Revenues(2)	$1,173	$1,290
Distribution expenses	362	406
Depreciation expense	4	5

Margin(3)	$807	$879

Product Support:
Revenues(2)	$349	$352
Cost of services	141	139
Depreciation expense	3	4

Margin(3)	$205	$209
Education:
Revenues(2)	$76	$103
Cost of services	50	55
Depreciation expense	1	1

Margin(3)	$25	$47
Consulting:
Revenues(2)	$430	$520
Cost of services	358	383
Depreciation expense	4	5

Margin(3)	$68	$132
Totals:
Revenues(2)	$2,028	$2,265
Expenses	911	983
Depreciation expense	12	15

Margin(3)	$1,105	$1,267

(1)
For business and management evaluation purposes, the underlying structure of our operating segments changes periodically. Segment data related to the prior period was reclassified, as required by SFAS 131, to conform with the current organizational structure.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

(2)
Operating segment revenues differ from the external reporting classifications due to certain license products that are classified as services revenues for management reporting purposes. Additionally, license updates revenues are classified as services revenues for external reporting purposes.

(3)
The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

Profit reconciliation

	Three Months Ended August 31,
(in millions)	2002	2001
Total margin for reportable segments	$1,105	$1,267
Product development and information technology expenses	(368)	(344)
Marketing and partner program expenses	(77)	(86)
Corporate and general and administrative expenses	(56)	(74)
Net investment losses related to equity securities	(81)	(3)
Other income (loss), net	(1)	26

Income before provision for income taxes	$522	$786

8.    INCOME TAXES

The effective income tax rate was 34.3% for the quarter ended August 31, 2002 and 35% for the quarter ended August 31, 2001. The effective tax rate of 34.3% for the quarter ended August 31, 2002 is a blend of the effective tax rate of 35.0% on operating and other income reduced by the 40% effective rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate in all periods is a weighted average of the estimated effective tax rates of our global subsidiaries and is affected by the relative tax rates and profits earned in the various tax jurisdictions.

In the ordinary course of a global business there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have initiated filings for bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2002 to May 31, 2006.

In addition, we are involved in income tax litigation. As discussed in Note 9, we have filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

9.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that some of the individual defendants sold Oracle stock while in possession of material non-public information. On March 22, 2002, the Court granted our motion to dismiss the consolidated action without prejudice and the plaintiffs filed an amended complaint on April 10, 2002. On September 6, 2002, the Court granted our motion to dismiss the amended consolidated complaint, again without prejudice. We believe that we have meritorious defenses against this action and, should plaintiffs file a second amended consolidated complaint within 30 days, as permitted by the Court’s order, we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001. Similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002. On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California. The derivative suits were brought by some of our stockholders, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to us by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products while certain officers and directors sold Oracle stock based on material, non-public information, and by allowing us to be sued in the stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. The Board of Directors established a Special Litigation Committee (the “SLC”) to investigate the allegations in the Delaware derivative suit, and the SLC was subsequently asked to investigate the allegations in the California state and federal derivative suits. On February 8, 2002, we answered the Delaware complaint and the plaintiffs then moved to dismiss the suit. That motion to dismiss was denied and the Delaware Court stayed the action and ordered the SLC to report on the status of its investigation, which it did on September 6, 2002. In the San Mateo derivative action, the court denied our and the individual defendants’ respective motions to stay the action pending the SLC’s investigation, and required that the SLC intervene in the action should it desire to move to stay it. The SLC filed its complaint in intervention on July 12, 2002 and was granted leave to intervene on August 2, 2002. The plaintiffs’ demurrer to the SLC’s complaint in intervention was denied on September 4, 2002. The SLC also renewed its motion to stay on August 2, 2002, and a hearing on that matter was scheduled to proceed on September 4-6, 2002. That hearing was further postponed until September 27, 2002. While the stay motion is pending, the Court ordered certain document discovery to proceed. In the federal derivative suit, we have entered into a stipulated stay of the action while the SLC conducts its investigation.

We filed petitions with the United States Tax Court on July 29, 1998, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us in our 1988 through 1991 tax years and assessed additional taxes for those years of

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2002
(Unaudited)

approximately $20 million plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in our case. If allowed to stand and if followed by the Tax Court, the Microsoft ruling may be dispositive of that issue in our case and our financial statements could be adversely affected by approximately $182 million, which includes estimated interest of approximately $87 million as of August 31, 2002. This amount includes the assessment for the tax years at issue in Tax Court plus an estimate for subsequent tax filings. Our case was reassigned to the judge presiding in the Microsoft action and the Tax Court issued an order staying our case until a final adjudication of the same legal issue in the Microsoft action. Microsoft filed a notice of appeal of the Tax Court’s decision in the United States Court of Appeals for the Ninth Circuit on September 21, 2001 and filed its opening brief on appeal on December 20, 2001. We filed an amicus brief in the Microsoft appeal on December 26, 2001. On August 5, 2002, the Tax Court granted due right to file the amicus brief. Microsoft had an oral hearing in the United States Court of Appeals in Pasadena, California on September 11, 2002 on the matter. We intend to vigorously defend our position.

We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2002 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2003, which runs from June 1, 2002 to May 31, 2003.

Results of Operations

Domestic and International Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001(2)
Revenues:
Domestic	$1,002	-10%	-10%	$1,114
International	1,026	-11%	-14%	1,151

Total revenues	$2,028	-10%	-12%	$2,265

Operating Expenses:
Domestic	$813	-7%	-7%	$876
International	635	-1%	-6%	643

Total expenses	$1,448	-5%	-7%	$1,519

Total operating income	$580	-22%	-24%	$746

Total operating margin %	29%			33%

Percent of Revenues:
Domestic	49%			49%
International	51%			51%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

The international and domestic margins are not comparable, partially due to development expenses that are primarily incurred in the United States. In addition, the international expenses do not reflect intercompany sublicense fees and other intercompany charges.

Total revenues decreased in the first quarter of fiscal 2003 primarily due to lower license, consulting and education revenues. Domestic revenues decreased due to the continued weak economic conditions in the United States. International revenues also decreased due to weak economic conditions overseas, particularly in Europe, Japan and the Asia Pacific region. International revenues were favorably affected as a result of the weak United States dollar relative to other major international currencies, particularly the Euro. Excluding the effect of currency rate fluctuations, total revenues declined 12% and international revenues declined 14%.

Total operating expenses decreased due to lower sales commissions as a result of lower license revenues, lower headcount and related expenditures, tighter controls over discretionary spending and productivity improvements. International operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies, particularly the Euro. Excluding the effect of currency rate fluctuations, total operating expenses decreased 7%, and international operating expenses decreased 6%.

Total operating margins as a percent of revenues decreased to 29% in the first quarter of fiscal 2003 from 33% in the first quarter of fiscal 2002 primarily due to lower sales volume in the license and consulting lines of business. Total operating margins were favorably affected in the first quarter of fiscal 2002 as a result of a reduction of compensation expenses due to certain bonus payments being lower than what was previously accrued in the fourth quarter of fiscal 2001.

Excluding the effect of currency rate fluctuations, total operating income declined 24% while international operating income declined 25%. International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against international currencies.

The domestic and international economies continue to be weak. As a result, we expect to continue to reduce headcount in order to limit further margin deterioration.

License and Other:    License revenues represent fees earned for granting customers licenses to use our software products. Other revenues include documentation revenues and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
License and Other Revenues:
Domestic	$234	-21%	-21%	$295
International	329	-25%	-27%	436

Total license and other revenues	$563	-23%	-24%	$731

Sales and Marketing Expenses:
Domestic	$195	-23%	-23%	$253
International	276	-2%	-6%	282

Total sales and marketing expenses	$471	-12%	-14%	$535

Total License Margin:
Domestic	$39	-7%	-7%	$42
International	53	-66%	-67%	154

Total margin	$92	-53%	-54%	$196

License Margin %:
Domestic	17%			14%
International	16%			35%
Total margin	16%			27%

Percent of Total License and Other Revenues:
Domestic	42%			40%
International	58%			60%

License Revenues by Product:
Database technology	$438	-22%	-24%	$565
Applications	111	-24%	-25%	146

Total license revenues	549	-23%	-24%	711
Other revenues	14	-30%	-30%	20

Total license and other revenues	$563	-23%	-24%	$731

Product Revenues as a Percent of License Revenues:
Database technology	80%			79%
Applications	20%			21%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Total license revenues decreased 23% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Excluding the effect of foreign currency fluctuations, license revenues declined 24% compared to the first quarter of fiscal 2002. The decrease in license revenues was primarily due to weak economic conditions, both domestically and internationally, that caused customers to delay or lower their technology capital spending. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases to accommodate future customer growth. The revenue from large transactions, defined as license transactions over $0.5 million, decreased by 14% in the first quarter of fiscal 2003 from the first quarter of fiscal 2002, contributing to the decline in license revenues. Due to the overall decline in license revenues, the percentage of large transactions increased from 31% of total license revenues in the first quarter of fiscal 2002 to 35% of total license revenues in the first quarter of fiscal 2003.

Excluding the effect of foreign currency rate fluctuations, database technology revenues decreased 24% and applications revenues decreased 25% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. The decline in the overall applications market has also contributed to the decline in the database technology revenues since various application vendors’ products, as well as our own applications products, utilize our database technology.

Total sales and marketing expenses declined due to lower sales commissions as a result of lower license revenues, lower sales headcount levels and related expenditures, as well as tighter controls over discretionary spending. The domestic license margin as a percentage of revenues increased to 17% for the first quarter of fiscal 2003 from 14% in the first quarter of fiscal 2002, as sales and marketing expenses decreased at a higher rate compared to license revenues. Excluding the effect of foreign currency rate fluctuations, international sales and marketing expenses declined only 6% despite the 27% decline in license revenues. As a result, the international license margin as a percent of revenues decreased significantly from 35% in the first quarter of fiscal 2002 to 16% in the first quarter of fiscal 2003.

License and License Updates Revenues:

License updates represent our estimate of the portion of externally reported support revenues that relate to license updates. License updates grant customers rights to software product upgrades and maintenance releases issued during the support period. License updates revenues are based on our current pricing model, which prices license updates at 15% of the net license fee and product support at 7% of the net license fee. We believe that for business and management evaluation purposes, license updates revenues should be viewed separately from support revenues because they represent a subscription to future license product versions, and their inclusion with product support revenues materially alters license and support revenues and margins. License margins, including license updates revenues, were 60% in the first quarter of fiscal 2003 and 58% in the first quarter of fiscal 2002. The following table summarizes total license and license updates revenues.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
Licenses and License Updates Revenues:
License and other	$563	-23%	-24%	$731
License updates	620	9%	7%	569

Total license and license updates	$1,183	-9%	-11%	$1,300

Percent of License and License Updates Revenues:
License and other	48%			56%
License updates	52%			44%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Services:

Services include support, consulting and education revenues and related expenses.

Support:    Support revenues include product support services, license updates and outsourcing services. The cost of providing support services consists largely of personnel related expenses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001(2)
Revenues:
Domestic	$485	1%	1%	$478
International	484	9%	5%	443

Total support revenues	$969	5%	3%	$921

Cost of Services:
Domestic	$84	-3%	-3%	$87
International	76	-1%	-8%	77

Total cost of services	$160	-2%	-5%	$164

Margin:
Domestic	$401	3%	3%	$391
International	408	11%	7%	366

Total margin	$809	7%	5%	$757

Margin %:
Domestic	83%			82%
International	84%			83%
Total margin %	83%			82%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

The increase in support revenues reflects an increase in the overall customer installed base. Support revenue growth rates are affected by the overall license revenue growth rates, as well as annual support contract renewal rates. Support revenues grew more slowly in the first quarter of fiscal 2003 as a result of the decrease in license revenues and the weak license revenue growth rate experienced in fiscal 2002. Although support revenues increased, support expenses decreased primarily due to lower personnel and related expenditures and controls over spending. The support margin increased to 83% in the first quarter of fiscal 2003 from 82% in the first quarter of fiscal 2002, primarily due to increased revenues.

Product Support and License Updates Revenues:

As discussed previously, we separately report license updates from product support revenues for management reporting purposes. The following table presents the breakdown of support revenues as reported externally. Excluding license updates revenues, the product support margins were 54% in the first quarter of fiscal 2003 and 53% in the first quarter of fiscal 2002.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
Product Support and License Updates Revenues:
Product support	$349	-1%	-3%	$352
License updates	620	9%	7%	569

Total product support and license updates revenues	$969	5%	3%	$921

Percent of Product Support and License Updates Revenues:
Product support	36%			38%
License updates	64%			62%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Consulting:    Consulting revenues are earned by providing services to customers in the implementation of our database technology and application products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001(2)
Revenues:
Domestic	$261	-15%	-15%	$308
International	171	-21%	-24%	217

Total consulting revenues	$432	-18%	-19%	$525

Cost of Services:
Domestic	$195	-13%	-13%	$223
International	180	-4%	-9%	187

Total cost of services	$375	-9%	-11%	$410

Margin:
Domestic	$66	-22%	-22%	$85
International	(9)	-130%	-128%	30

Total margin	$57	-50%	-49%	$115

Margin %:
Domestic	25%			28%
International	-5%			14%
Total margin %	13%			22%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Consulting revenues decreased due to weak economic conditions, both domestically and internationally, which have caused companies to delay or limit technology capital spending and product implementations. Excluding the effect of foreign currency rate fluctuations, international consulting revenues declined 24%. The decline in international consulting revenues was primarily attributable to declines in Europe.

The 13% decline in domestic consulting expenses is due to a reduction in personnel and related expenditures, as well as tighter controls over discretionary spending. The domestic consulting margin as a percentage of revenues declined to 25% in the first quarter of fiscal 2003 from 28% in the first quarter of fiscal 2002 as consulting revenues declined at a higher rate than consulting expenses.

Excluding foreign currency rate fluctuations, international consulting expenses decreased 9%, primarily due to a decrease in consulting personnel in Europe. The international consulting margins as a percent of revenue declined from 14% in the first quarter of fiscal 2002 to (5)% in the first quarter of fiscal 2003 as consulting revenues declined at a higher rate than consulting expenses, particularly in Europe. Due to labor regulations in most countries throughout Europe, we are not able to reduce headcount as quickly as in the United States in response to deteriorating market conditions.

Education:    Education revenues are earned by providing instructor led, media-based and internet-based training in the use of our software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001(2)
Revenues:
Domestic	$22	-33%	-33%	$33
International	42	-24%	-27%	55

Total education revenues	$64	-27%	-30%	$88

Cost of Services:
Domestic	$18	-10%	-10%	$20
International	36	-8%	-10%	39

Total cost of services	$54	-8%	-11%	$59

Margin:
Domestic	$4	-69%	-69%	$13
International	6	-63%	-68%	16

Total margin	$10	-66%	-69%	$29

Margin %:
Domestic	18%			39%
International	14%			29%
Total margin %	16%			33%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Education revenue growth rates are affected by the overall license revenue growth rates. Education revenues declined in the first quarter of fiscal 2003 as a result of the decrease in license revenues and the weak license revenue growth rate experienced in fiscal 2002. In addition, the weak economic conditions, both domestically and internationally, have resulted in a decline in customer discretionary spending.

The 10% decline in domestic education expenses is due to a reduction in personnel and related expenditures, lower external contractor costs, as well as tighter controls over discretionary spending. The domestic education margin as a percentage of revenues declined to 18% in the first quarter of fiscal 2003 from 39% in the first quarter of fiscal 2002 as education revenues declined at a higher rate than education expenses.

Excluding foreign currency rate fluctuations, international education expenses decreased 10% primarily due to a decrease in personnel and related expenditures, lower external contractor costs, and controls over discretionary spending. The international education margins as a percent of revenue declined from 29% in the first quarter of fiscal 2002 to 14% in the first quarter of fiscal 2003, as education revenues declined at a higher rate than education expenses, particularly in Europe.

Research and Development Expenses:

Research and development expenses primarily consist of personnel related expenditures. We anticipate that research and development expenditures will continue to constitute a significant percentage of total revenues, because in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
Research and development	$286	13%	12%	$253

Percent of Total Revenues:
Research and development	14%			11%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Excluding foreign currency rate fluctuations, research and development expenses increased 12% due to an increase in personnel and related expenditures, as well as the reversal of bonus accruals in the first quarter of fiscal 2002 as bonus payments were lower than previously accrued in the fourth quarter of fiscal 2001. The increase in personnel expenses was partially offset by the hiring of personnel in India, where personnel costs are significantly lower than in the United States.

General and Administrative Expenses:

General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
General and administrative	$102	4%	3%	$98

Percent of Total Revenues:
General and administrative	5%			4%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Excluding the effect of foreign currency rate fluctuations, general and administrative expenses increased 3% due to an increase in headcount and related expenditures, as well as the reversal of bonus accruals in the first quarter of fiscal 2002, as bonus payments were lower than previously accrued in the fourth quarter of fiscal 2001.

Net Investment Losses Related to Equity Securities:

Net investment losses primarily relate to provisions for losses related to our investments in Liberate Technologies and other companies and losses from sales of marketable securities.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant	2001
Liberate Technologies	$72	*	*	$—
Other equity securities	9	*	*	3

Net investment losses	$81	*	*	$3

*	not meaningful

The increase in net investment losses was primarily due to the impairment charge recorded for our investment in Liberate Technologies. Prior to the fourth quarter of 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. In the first quarter of 2003, due to further declines in the market value of Liberate Technologies, we recognized an additional $72.1 million impairment charge. Our remaining investment in Liberate Technologies as of August 31, 2002 was $63.1 million.

Other Income, Net:

Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2002	Actual	Constant(1)	2001
Interest income	$33	-41%	-41%	$56
Interest expense	(4)	*	*	(4)
Foreign currency gains/(losses)	1	*	*	(1)
Minority interest	(4)	*	*	(8)
Other	(3)	*	*	—

Total other income, net	$23	*	*	$43

(1)	Represents percent change excluding the effect of currency rate fluctuations.
*	not meaningful

The decrease in other income, net is primarily due to lower interest income attributable to lower interest rates available in the capital markets. In the first quarter of fiscal 2003, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.94% from 3.46% in the first quarter of fiscal 2002.

Provision for Income Taxes:

The effective income tax rate was 34.3% for the quarter ended August 31, 2002 and 35% for the quarter ended August 31, 2001. The effective tax rate of 34.3% for the quarter ended August 31, 2002 is a blend of the effective rate of 35.0% on operating and other income reduced by the 40% effective rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate in all periods is a weighted average of the estimated effective tax rates of our global subsidiaries and is affected by the relative tax rates and profits earned in the various tax jurisdictions. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax-related litigation.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2002	Change	May 31, 2002
Working capital	$4,562	-4%	$4,768
Cash, cash equivalents and short-term investments	$6,419	10%	$5,841

	Three Months Ended August 31,
(Dollars in millions)	2002	Change	2001
Cash provided by operating activities	$1,218	-4%	$1,265
Cash provided by (used for) investing activities	$271	125%	$(1,105)
Cash used for financing activities	$(738)	3%	$(714)

Working capital:    Working capital is current assets less current liabilities.

Working capital decreased primarily due to a decline in trade receivables and an increase in customer advances and unearned revenue experienced due to the seasonality of our business.

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by August 31, 2003. Cash and cash equivalents include $2.5 billion of earnings of foreign subsidiaries that we consider permanently reinvested outside of the United States. The $2.5 billion of earnings would be subject to United States income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $567.6 million.

Cash flows provided by operating activities:

Cash flows from operating activities decreased compared to the prior year corresponding period primarily due to the decrease in net income, offset by changes in various working capital components.

Cash flows provided by investing activities:

The increase in cash flows from investing activities primarily relates to a decrease in the purchase of cash investments, and an increase in the proceeds from maturities of investments. We expect to continue to invest in capital and other assets to support our growth.

Cash flows used for financing activities:

We incurred negative cash flows from financing activities in the first quarters of fiscal 2003 and 2002, primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock, and to invest in working capital and other assets to support our growth.

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock option and purchase plans. In both April 2001 and

July 2002, the Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,368.1 million shares for approximately $15.7 billion have been repurchased as of August 31, 2002. During the first quarter of fiscal 2003, we repurchased 81.9 million shares of our common stock for $768.3 million and during the first quarter of fiscal 2002 we repurchased 42.1 million shares of our common stock for $753.8 million. At August 31, 2002, $2.7 billion was available to repurchase stock pursuant to the stock repurchase program.

In December 1996, we entered into a seven-year master lease facility with a banking institution that provided for the construction or purchase of up to $150.0 million of property and improvements to be leased by us. In May 1998, the master lease arrangement was amended to increase the facility by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. Our obligations under the lease facility are collateralized by a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. We may substitute other collateral such as United States treasury securities at any time during the lease term. We also have an option to purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that we do not exercise our purchase option, we have agreed to guarantee that the properties will have a specified residual value of 85% of their original cost, resulting in a residual guarantee of $142.5 million at August 31, 2002. Because the net present value of the minimum lease payments, including the 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases are classified as operating leases. As of August 31, 2002, approximately $167.7 million of the master lease facility had been utilized. We currently intend to exercise our option to purchase the leased properties upon maturity of the leases, which would be in December 2003, for approximately the same amount. None of our officers or employees has any financial interest in the lease facility.

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract has a stated maturity of February 13, 2003. Under the contract, we have the right to issue registered shares or to issue unregistered shares for settlement of the contract or for net share settlement. The potential dilutive effect of this forward contract is currently reflected in our earnings per share calculation. To eliminate such dilution from this contract, we, at our sole discretion, may decide to repurchase shares and then use those shares to settle the contract. The forward contract is accounted for as an equity instrument instead of being classified as an asset or liability contract, which would require it to be marked to fair value through earnings each period.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in the year 2004 and $150.0 million in 6.91% senior notes due in the year 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates at August 31, 2002 were reduced to 5.12 % for the 2004 senior notes and 3.84% for the 2007 senior notes.

Through Oracle Financing Division, we offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We financed 14% of our license revenue transactions through Oracle Financing Division in the first fiscal quarter of 2003 and 12% in the first fiscal quarter of 2002.

We have no significant commitments for capital expenditures at August 31, 2002. We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and investment needs through at least August 31, 2003.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing shareholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 4%, and has averaged 1.3% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. While 4% is the maximum potential dilution from options granted in fiscal years 2000, 2001 and 2002, this maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2002, 26% of our outstanding stock options had exercise prices in excess of the current market price. In accordance with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year. For the past few years, our stock repurchase program has offset the dilutive effect of our stock option program. At August 31, 2002, the maximum potential dilution before any stock repurchases from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9%.

The Compensation Committee of the Board of Directors reviews and approves the annual stock option grant, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Compensation Committee or the Plan Committee approve any individual stock option grants below 25,000 shares to non-executive officers. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Committee on Compensation and Management Development of the Board of Directors on Executive Compensation” appearing in the our proxy statement dated September 6, 2002 for further information concerning the policies and procedures of our Compensation Committee regarding the use of stock options.

Options granted from fiscal year 2000 through fiscal 2002 are summarized as follows:

(shares in millions)
Balance May 31, 1999	480
Options granted	335
Options exercised	(239)
Cancellations	(122)

Balance May 31, 2002	454

Average annual options granted net of cancellations	71

Weighted average shares outstanding	5,598
Shares outstanding at May 31, 2002	5,431

Options outstanding as a percent of shares outstanding at May 31, 2002	8.4%
Average annual options granted net of cancellations as a percent of average shares outstanding	1.3%

Generally, we grant stock options to our existing employees on an annual basis. During the first quarter of fiscal 2003, we made our annual grant of options to purchase approximately 61.2 million shares of our stock, which resulted in a net grant of options for 57.0 million shares after deducting 4.2 million shares for options forfeited. The net options granted in the first quarter of fiscal 2003 after forfeitures represented 1.1% of our total outstanding shares of approximately 5,431 million as of May 31, 2002. For additional information about our employee stock option plan activity for the fiscal years 2000 through 2002, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

New Accounting Pronouncements

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays and decreases of customer purchases. If demand for our software and related services continues to be weak, our revenue growth rates will be adversely affected. In addition, the aftermath of the terrorist attacks upon the United States continue to contribute to economic, political and other uncertainties that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business will continue to be adversely affected.

Although our business depends materially on the condition of domestic and foreign economies, and on the performance of key sectors that generate a disproportionate percentage of our revenues and earnings, our management has no comparative advantage in forecasting macroeconomic trends and developments relating to these general business conditions. Our management is, however, required to make these forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy or of a sector, our performance can suffer because of a failure to properly match corporate strategy with economic conditions.

Our success depends upon our ability to develop new products and enhance our existing products.    Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle9i Database, Oracle9iAS and Oracle E-Business Suite and we must also continue to introduce new products and services such as the Oracle Collaboration Suite and Outsourcing. If we are unable to develop new products or adapt our current products to run on new or increasingly popular operating systems, or if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

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

Our license revenues in any quarter depend on orders booked and shipped in that particular quarter. Our operating expenses are based on our estimates of revenues and a high percentage of our expenses are fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

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

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. In particular, a softening in demand for software and services in any particular region, as was the case in Europe and Asia in the first quarter of fiscal 2003, can adversely affect our future operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar adversely affected revenues and operating results in fiscal 2002, but positively affected revenues and operating results in the first quarter of fiscal 2003. The United States dollar has continued to weaken relative to other currencies. If the value of the United States dollar strengthens throughout the remainder of fiscal 2003 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among ourselves, our subsidiaries and our selling distributors. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses. In addition, while we have limited exposure to the current unsettled political and economic conditions in Argentina, there can be no assurances about the magnitude and timing of any future impact of these conditions on us or that these conditions will not spread to other regions in Latin America and beyond.

Disruptions of our indirect sales channel could affect our future operating results.    In addition to marketing our products and services through our own direct sales and service forces, we market our products and services through indirect channels. Our indirect channel network is comprised primarily of consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators/implementers. We believe that our relationships with these channel participants enhance our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationship with channel participants were to deteriorate, if any of our competitors enter into strategic relationships or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining or expanding our relationships with these channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

To be successful we must effectively compete in a range of markets within the highly competitive software industry.    The software industry is intensely competitive. Several large vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. Some of these competitors have significantly greater financial and technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

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

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. The risks we commonly encounter include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty in incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against Oracle would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

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

We may be required to defer recognizing revenues or be required to change our business practices if there are changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition.    We use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles. However, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. These negotiations can extend the sales cycle and, in certain situations, the revised terms can require us to defer recognition of revenue on the license. The American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9, which provides guidance on revenue recognition in applying generally accepted accounting principles for software revenue recognition transactions. In addition, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides further revenue recognition guidance. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or require us to change our business practices.

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

An investigation into a contract between the state of California and us may have an adverse impact on our business.    The state of California conducted an investigation regarding the circumstances under which it entered into a contract with us in fiscal year 2002, which allowed state and local agencies to combine their buying power to purchase software under a single enterprise contract at a substantial discount. The investigation followed the publication of a report by the state auditor that concluded that state officials failed to follow state contracting procedures and entered into a contract that obligated California to purchase more software than the state needed. An issue was also raised over an unrelated campaign donation to the Governor of California, which was delivered a few days after the contract was signed. The state legislature concluded hearings on these issues earlier this summer without making any findings. Although we believe that the contract would have delivered excellent value to the state and local governments in California and we are confident we did nothing improper in connection with the sales process, in the interest of accommodating the state, we offered to rescind the contract. We reversed the revenue related to this contract in the fourth quarter of fiscal 2002. The formal agreement to rescind the contract was executed July 23, 2002. Even though we have rescinded the contract at issue, and have other contracts with the state that remain in effect, our government business, in California and elsewhere, may be affected as a result of this controversy. Other government agencies may be hesitant to enter into an enterprise contract or other types of contracts with us for some period of time, and the negative publicity regarding this controversial contract may harm our reputation and adversely impact our business.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.    We believe our continued growth and success depend to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

We might not be successful in expanding our technology into new business areas.    Over the past several years, we have expanded our technology into a number of new business areas, including internet/electronic commerce, outsourcing services, wireless initiatives, internet computing, unified communication management, on-line exchanges and electronic sourcing for a range of business procurement needs. These areas are relatively new to our product development, sales and marketing personnel. We may not be effective in competing in these new areas and these areas may not generate significant revenues. Even if there is significant growth in some of these new areas, the impact on our growth is uncertain because we may not be able to provide a product offering that satisfies new customer demands in these areas. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise on the internet and in other emerging areas.

We might experience significant undetected errors or “bugs” in our products.    Despite testing prior to release of the products, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. End-users, who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

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

We periodically have restructured our sales force, which can be disruptive.    We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. Changes in the structure of the sales force have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

We hold equity investments that have continued to experience significant declines in market value.    We hold an equity investment in Liberate Technologies, a publicly traded company, as well as investments in our venture fund portfolio that primarily consist of privately held companies in the start-up or development stages. Periodically, we evaluate the net realizability of these investments and record investment losses if we view that the decline in the value is deemed to be other than temporary. In the first quarter of fiscal 2003, we recorded net impairment charges of $80.6 million, including $72.1 million related to Liberate. See “Net Investment Losses Related to Equity Securities” under Item 2 above. We may record additional impairment charges if we deem an investment to be impaired in future periods.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first quarter of fiscal 2003, our research and development expenses were $286.1 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2003 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Third parties may claim we infringe their intellectual property rights.    We sometimes receive notices from others claiming we are infringing their patent or other intellectual property rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows and the functionality of products overlaps. Companies are more frequently seeking to patent software and business methods because of developments in the law that may extend the ability to obtain such patents. As a result, we expect to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

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

We may have exposure to additional income tax liabilities.    As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Oracle is regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have initiated filings for bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2002 to May 31, 2006.

In addition, we are involved in income tax litigation. As discussed in Note 9 to the Condensed Consolidated Financial Statements, we have filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of our tax audits and litigation will not be different than that which is reflected in our historical income tax provisions and accruals. Should we be assessed with additional taxes, there could be a material effect on our income tax provision and net income in the period or periods for which such determination is made.

Potential European Union tariffs or United States Congressional Action in connection with the extraterritorial income case could adversely affect our net income.    On August 30, 2002, the World Trade Organization, or WTO, authorized $4 billion in sanctions against the United States for operating the extraterritorial income regime. This regime is a provision in the United States Tax Code providing tax incentives on products manufactured in the United States and exported for sale. The WTO has ruled the regime to be an illegal export subsidy and has now authorized the European Union to impose tariffs on certain United States-made products imported into the European Union.

European Union officials have indicated that they are willing to exercise restraint in raising tariffs as long as the United States shows substantial progress and a commitment to act within the next year. Nevertheless, we cannot be certain that the United States Congress will demonstrate the necessary progress and commitment. Likewise, we cannot be certain what impact the potential European Union tariffs could have on the economy in general or on the software industry specifically. Additionally, we cannot be certain that any legislation replacing the extraterritorial income regime will continue to provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the current extraterritorial income regime.

The conviction of Arthur Andersen LLP may limit potential recoveries from them related to their prior service as our independent auditors.    Prior to April 8, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. On April 8, 2002, we dismissed Arthur Andersen and retained Ernst & Young LLP as our independent auditors. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of its audit report, will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act and, therefore, their right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in economic and market conditions either generally or specifically to particular industries;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Table of Investment Securities:

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our investment portfolio at August 31, 2002. The amortized principal amount approximates fair value at August 31, 2002.

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,875	1.59%
Short-term investments (91 days-1 year)	2,544	2.37%
Long-term investments (1-2 years)	237	2.96%

Total cash, cash equivalents and investments	$6,656	1.94%

The table above includes the United States dollar equivalent of cash and cash equivalents denominated in foreign currencies as shown below. See Foreign Currency Risk for a discussion of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Amortized Principal Amount at August 31, 2002
Japanese Yen	$644
Euro	573
UK Pound	145
Chinese Renminbi	99
Canadian Dollar	55
Other currencies	435

Total foreign cash and cash equivalents	$1,951

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on the first day of each quarter. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At August 31, 2002, the effective interest rates on the senior notes were reduced to 5.12% for the 2004 senior notes and 3.84% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps was $10.6 million at August 31, 2002 and is included in intangible and other assets in the accompanying condensed consolidated financial statements.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures February 2004	$150	6.72%	(3.35)%	1.75%	5.12%
Matures February 2007	$150	6.91%	(4.82)%	1.75%	3.84%

Foreign Currency Risk.    We transact business in various foreign currencies. The Board of Directors has approved a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were $3.7 million during the quarter ended August 31, 2002 and $0.7 million during the quarter ended August 31, 2001. The fair value of the foreign currency exchange contacts was not material to our consolidated financial statements as of August 31, 2002.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of August 31, 2002. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per Euro. The forward contracts mature in one hundred eighty days or less as of August 31, 2002. As of August 31, 2002, the notional contract amount and the weighted average exchange rates were as follows:

Table of Forward Contracts:

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$—	$17	0.55
Brazilian Real	16	—	3.38
Canadian Dollar	—	7	1.56
Chilean Peso	3	—	714.00
Chinese Renminbi	60	—	8.29
Colombian Peso	1	—	2,699.00
Danish Krona	—	2	7.59
Euro	23	—	0.98
Indian Rupee	—	10	48.37
Israeli Shekel	20	—	4.69
Japanese Yen	63	—	118.16
Korean Won	5	—	1,209.70
Mexican Peso	4	—	9.94
New Zealand Dollar	—	1	0.47
Peruvian New Sol	2	—	3.63
Philippine Peso	8	—	52.58
Polish Zloty	4	9	4.19
Saudi Arabian Riyal	10	—	3.75
Singapore Dollar	6	13	1.75
Slovakian Koruna	1	1	44.58
South African Rand	18	—	10.65
Swiss Franc	—	8	1.50
Thai Baht	1	—	42.29
Taiwan Dollar	—	8	34.13

Total	$245	$76

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swiss Franc	$1	$—	1.47
UK Pound	—	10	0.64
Swedish Krona	1	—	9.13

Total	$2	$10

Equity Hedges.    We hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in the stockholders’ equity section to offset the translation results on the net investments. Net gains (losses) on equity hedges reported in stockholders’ equity were $(38.5) million in the first quarter of fiscal 2003 and zero in the first quarter of fiscal 2002. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net. The net gain on equity hedges reported in other income, net was $2.1 million in the first quarter of fiscal 2003 and zero in the first quarter of fiscal 2002.

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

Table of Equity Hedges

(Dollars in millions)	Notional Amount	Notional Weighted Average Exchange Rate
Functional Currency:
Japanese Yen	$610	119.11
Euro	49	0.98

Total	$659

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b) Reports	on Form 8-K

On July 30, 2002, we filed a current report on Form 8-K, reporting under Item 5 that on July 29, 2002 we submitted to the SEC the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC’s June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: September 19, 2002	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley
Executive Vice President and Chief Financial Officer

Dated: September 19, 2002	By:	/s/ JENNIFER L. MINTON
Jennifer L. Minton
Senior Vice President, Finance and Operations and Chief Accounting Officer

CERTIFICATIONS

I, Lawrence J. Ellison, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Oracle Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 19, 2002	By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer

I, Jeffrey O. Henley, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Oracle Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 19, 2002	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley
Executive Vice President and Chief Financial Officer