Form 10-Q
period 2002-11-30
ORACLE CORP /DE/
filed 2002-12-20
CIK 777676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒  NO ☐

The number of shares of registrant’s common stock outstanding as of December 15, 2002 was: 5,269,113,799

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2002 and May 31, 2002

(in millions, except per share data)	November 30, 2002	May 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,013	$3,095
Short-term investments	2,468	2,746
Trade receivables, net of allowances of $362 as of November 30, 2002 and $413 as of May 31, 2002	1,529	2,036
Other receivables	205	293
Deferred tax assets	448	452
Prepaid expenses and other current assets	125	106

Total current assets	7,788	8,728
Long-term investments	414	406
Property, net	949	987
Deferred tax assets	232	233
Intangible and other assets	369	446

Total assets	$9,752	$10,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216	$228
Income taxes payable	1,012	1,091
Value added tax and sales tax payable	97	155
Accrued compensation and related benefits	376	458
Other accrued liabilities	810	787
Deferred revenues	1,248	1,241

Total current liabilities	3,759	3,960
Long-term debt	313	298
Deferred tax liabilities	169	204
Other long-term liabilities	213	221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value per share and additional paid in capital— authorized: 11,000 shares; outstanding: 5,269 shares at November 30, 2002 and 5,431 shares at May 31, 2002	4,842	5,029
Retained earnings	540	1,210
Accumulated other comprehensive loss	(84)	(122)

Total stockholders’ equity	5,298	6,117

Total liabilities and stockholders’ equity	$9,752	$10,800

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2002 and 2001
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2002	2001	2002	2001
Revenues:
Licenses and other	$765	$819	$1,328	$1,551
License updates and product support	954	881	1,859	1,724
Services	590	680	1,149	1,371

Total revenues	2,309	2,380	4,336	4,646

Operating expenses:
Sales and marketing	512	571	984	1,107
License updates and product support	117	117	234	233
Cost of services	482	516	953	1,032
Research and development	295	257	581	511
General and administrative	109	99	211	197

Total operating expenses	1,515	1,560	2,963	3,080

Operating income	794	820	1,373	1,566

Net investment losses related to equity securities	(22)	(3)	(102)	(7)
Other income, net	28	28	51	72

Income before provision for income taxes	800	845	1,322	1,631
Provision for income taxes	265	296	444	571

Net income	$535	$549	$878	$1,060

Earnings per share:
Basic	$0.10	$0.10	$0.16	$0.19

Diluted	$0.10	$0.10	$0.16	$0.18

Weighted average common shares outstanding:
Basic	5,309	5,528	5,354	5,554

Diluted	5,420	5,696	5,468	5,738

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2002 and 2001
(Unaudited)

	Six Months Ended November 30,
(in millions)	2002	2001
Cash Flows From Operating Activities:
Net income	$878	$1,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122	124
Amortization of intangible assets	44	37
Net investment losses related to equity securities	102	7
Changes in assets and liabilities:
Decrease in trade receivables	528	616
Decrease in prepaid expenses and other assets	86	5
(Increase) decrease in tax related assets	10	(199)
Decrease in accounts payable and other current liabilities	(95)	(208)
Increase (decrease) in tax related liabilities	(185)	188
Increase (decrease) in deferred revenues	(13)	(127)
Increase (decrease) in other long-term liabilities	(8)	7

Net cash provided by operating activities	1,469	1,510

Cash Flows From Investing Activities:
Purchases of investments	(2,299)	(3,503)
Proceeds from sale of investments	2,574	1,879
Capital expenditures	(75)	(160)
Increase in other assets	(68)	(27)

Net cash provided by (used for) investing activities	132	(1,811)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,707)	(1,858)
Proceeds from issuance of common stock	147	190
Settlement of forward contract	(166)	—
Payments under notes payable	—	(2)

Net cash used for financing activities	(1,726)	(1,670)
Effect of exchange rate changes on cash and cash equivalents	43	(10)

Net decrease in cash and cash equivalents	(82)	(1,981)
Cash and cash equivalents at beginning of period	3,095	4,449

Cash and cash equivalents at end of period	$3,013	$2,468

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2002
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

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

2.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and a forward contract to sell 36.0 million shares of our common stock prior to its settlement on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2002	2001	2002	2001
Net income	$535	$549	$878	$1,060

Weighted average common shares outstanding	5,309	5,528	5,354	5,554
Dilutive effect of employee stock plans	101	146	101	162
Dilutive effect of forward contract	10	22	13	22

Dilutive weighted average common shares outstanding	5,420	5,696	5,468	5,738

Basic earnings per share	$0.10	$0.10	$0.16	$0.19
Diluted earnings per share	$0.10	$0.10	$0.16	$0.18
Shares subject to anti-dilutive options excluded from calculation(1)	128	129	129	125

(1)	These anti-dilutive options could be dilutive in the future.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

3.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2002	2001	2002	2001
Net income	$535	$549	$878	$1,060
Net unrealized gains/(losses) on equity securities	—	(98)	—	18
Foreign currency translation gains/(losses)	17	(38)	38	(16)

Total comprehensive income	$552	$413	$916	$1,062

The net unrealized gains (losses) on equity securities for the three and six months ended November 30, 2001 primarily reflect the mark to market gains (losses) on our investment in Liberate Technologies. Prior to the fourth quarter of 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. As described in Note 4, beginning in the fourth quarter of fiscal 2002, the declines in the fair value of our investment in Liberate Technologies were deemed to be other than temporary and were recognized as a component of net income.

4.    LOSS ON INVESTMENTS

In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. Due to further declines in the market value of Liberate Technologies, we recognized additional impairment charges of $72.1 million and $15.0 million in the first and second quarters of fiscal 2003. Our remaining investment in Liberate Technologies as of November 30, 2002 was $48.1 million.

Additionally, in the first and second quarters of fiscal 2003, we recognized $8.4 million and $6.8 million in impairment losses related to our investments in several privately held companies. In the first and second quarters of fiscal 2002, we recognized $3.3 million and $3.4 million in impairment losses related to our investments in such companies. We determined that these investments were permanently impaired based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for the technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees. Our remaining investment in privately held companies as of November 30, 2002 was $69.1 million.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement supercedes the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe SFAS 146 will have a material impact on our consolidated financial statements.

6.    DEFERRED REVENUES

The components of deferred revenues are as follows:

(in millions)	November 30, 2002	May 31, 2002
License updates and product support	$991	$951
Services	135	160
Licenses and other	122	130

Total deferred revenues	$1,248	$1,241

7.    STOCK REPURCHASE PROGRAM

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock option and purchase plans. In both April 2001 and July 2002, our Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,475.9 million shares have been repurchased as of November 30, 2002 for approximately $16.6 billion. During the first six months of fiscal 2003, we repurchased 189.7 million shares of our common stock for $1,707.2 million and during the first six months of fiscal 2002 we repurchased 124.6 million shares of our common stock for $1,857.9 million. At November 30, 2002, $1.8 billion was available to repurchase stock pursuant to the stock repurchase program.

8.    FORWARD CONTRACT

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provides for the construction or purchase of up to $182.0 million of property and improvements to be leased by us. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital. Subsequent to the settlement of the forward contract, the lease obligations have been collateralized by investments classified as long-term, which at November 30, 2002 amounted to $173.6 million.

9.    SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have six major line of business operating segments: license, license updates, product support, consulting, advanced product services and education.

The license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Applications software includes financial, sales, marketing, order management, procurement, supply chain, manufacturing, service, human resources and projects software applications for the enterprise. The license updates line of business provides customers with rights to unspecified software product upgrades and maintenance releases issued during the support period. License updates represent the portion of support revenues that relate to license updates, based on our current pricing model, which prices license updates at 15% of the net license fee. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel.

Product support revenues represent the portion of support revenues that relate to product support, based on our current pricing model, which prices support at 7% of the net license fee. The consulting line of business assists customers in the implementation of our technology and applications products. Advanced product services are earned by providing services to customers including remote database administration, performance monitoring and tuning, on-site technical support services and hosting services related to providing outsourcing services to customers in the management and maintenance of our database technology and application products. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products.

We do not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2002	2001	2002	2001
License:
Revenues(2)	$756	$806	$1,310	$1,527
Sales and distribution expenses	389	427	749	832

Margin(3)	$367	$379	$561	$695
License updates:
Revenues(2)	$653	$601	$1,273	$1,169
Sales and distribution expenses	6	5	12	11

Margin(3)	$647	$596	$1,261	$1,158
License and license updates:
Revenues(2)	$1,409	$1,407	$2,583	$2,696
Distribution expenses	395	432	761	843

Margin(3)	$1,014	$975	$1,822	$1,853
Product Support:
Revenues(2)	$301	$280	$586	$555
Cost of services	103	99	205	193

Margin(3)	$198	$181	$381	$362
Consulting:
Revenues(2)	$453	$507	$882	$1,028
Cost of services	358	389	720	777

Margin(3)	$95	$118	$162	$251
Advanced Product Services:
Revenues(2)	$64	$83	$128	$161
Cost of services	44	44	86	93

Margin(3)	$20	$39	$42	$68
Education:
Revenues(2)	$82	$103	$157	$206
Cost of services	52	55	102	110

Margin(3)	$30	$48	$55	$96
Totals:
Revenues(2)	$2,309	$2,380	$4,336	$4,646
Expenses	952	1,019	1,874	2,016

Margin(3)	$1,357	$1,361	$2,462	$2,630

(1)
For business and management evaluation purposes, the underlying structure of our operating segments changes periodically. Segment data related to the prior periods have been reclassified, as required by SFAS 131, to conform to the current management organizational structure.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
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

Profit reconciliation

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2002	2001	2002	2001
Total margin for reportable segments	$1,357	$1,361	$2,462	$2,630
Product development and information technology expenses	(371)	(343)	(740)	(686)
Marketing and partner program expenses	(86)	(98)	(161)	(184)
Corporate and general and administrative expenses	(84)	(83)	(144)	(157)
Net investment losses related to equity securities	(22)	(3)	(102)	(7)
Other income, net	6	11	7	35

Income before provision for income taxes	$800	$845	$1,322	$1,631

10.    INCOME TAXES

The effective income tax rate was 33.1% and 33.6% for the second quarter and first half of fiscal 2003 as compared to 35.0% for the corresponding prior year periods. The effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the 40.0% effective tax benefit on the impairment charges on our investment in Liberate Technologies. The effective income tax rate on year to date operating and other income for the first half of fiscal 2003 was reduced to 34.0% in the second quarter of fiscal 2003 from 35.0% in the first quarter of fiscal 2003. The decrease in the estimated effective income tax rate on operating and other income, which is a weighted average of the annual estimated effective tax rates on our global subsidiaries, is due to changes in estimated profits and relative tax rates in the various tax jurisdictions. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered permanently reinvested in foreign operations.

In the ordinary course of a global business there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have initiated filings for bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

In addition, we are involved in income tax litigation. As discussed in Note 11, we have filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

11.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint adding the Chief Financial Officer and an Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that some of the individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted our and the individual defendants motion to dismiss. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended consolidated complaint, plaintiffs added allegations that the defendants made misstatements about our financial performance beginning on December 14, 2000. On November 8, 2002, we filed a motion to dismiss the second amended consolidated complaint. A hearing on our motion to dismiss is currently scheduled for January 14, 2003. On November 11, 2002, plaintiffs filed an ex parte application requesting discovery into whether we destroyed documents relating to allegations in the second amended complaint and expanding on allegations in the second amended complaint. We strongly deny such accusations and have opposed the plaintiff’s application. The court has not yet ruled on the plaintiff’s ex parte application. On December 9, 2002, plaintiffs filed their opposition to the motion to dismiss the second amended complaint and also moved to amend this complaint to add some of the same allegations that were raised in their ex parte application. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001. Similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002. On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California. The derivative suits were brought by some alleged stockholders, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to us by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products while certain officers and directors sold Oracle stock based on material, non-public information, and by allowing us to be sued in the stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits and other relief. The Board of Directors established a Special Litigation Committee (the “SLC”) to investigate the allegations in the Delaware derivative suit, and the SLC was subsequently asked to investigate the allegations in the California state and federal derivative suits.

On November 22, 2002, the SLC concluded its nine-month investigation into the claims made in all three derivative actions and the recent allegations in the second amended complaint and in the ex parte motion filed in the federal class action. The SLC determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in Delaware Chancery Court to terminate the Delaware derivative action. The schedule for the hearing on the motion to terminate the Delaware action has not been finalized, but we

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2002
(Unaudited)

anticipate that hearing to proceed in May 2003. In the meantime, the Delaware plaintiffs will pursue limited discovery into the investigation of the SLC. The discovery stay in the San Mateo action was granted on October 1, 2002 and lifted on December 2, 2002. The federal derivative action remains stayed pursuant to stipulation of the parties.

On July 29, 1998 and on November 22, 2002, we filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in our case. Microsoft appealed this decision and on December 3, 2002, the United States Court of Appeals for the Ninth Circuit reversed and remanded the Tax Court decision. The IRS has 90 days to appeal this decision to the United States Supreme Court or 45 days to request a rehearing by the Tax Court. Our case has been stayed until a final adjudication of the same legal issue in the Microsoft action. If the IRS were to be successful in an appeal to the Supreme Court or a rehearing, the Microsoft ruling may be dispositive of that issue in our case and our consolidated financial statements could be adversely affected by approximately $183 million, which includes estimated interest of approximately $88 million as of November 30, 2002. This amount includes the assessment for the tax years at issue in Tax Court plus an estimate for subsequent tax filings. We intend to vigorously defend our position.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2002 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2003, which runs from June 1, 2002 to May 31, 2003.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowances for Doubtful Accounts and Returns

•	Legal Contingencies

•	Accounting for Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Finance and Audit Committee. See Notes to Consolidated Financial Statements in our Form 10-K for fiscal 2002, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

We derive revenues from three primary sources: (1) software license revenues, (2) license updates and product support, and (3) services revenues, which include consulting, advanced product services and education revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

The vast majority of our software license arrangements include license updates and product support, which are recognized ratably over the term of the support arrangement, typically one year. License updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support services include internet access to technical content, as well as internet and telephone access to technical support personnel. Only customers who purchase license updates can purchase product support. Substantially all of our customers purchase both license updates and product support.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from the license revenues because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until final acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described above. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the contract without additional charges; (4) where the license payment is tied to the performance of consulting services; or (5) where we have accepted responsibilities as a system integrator, delivering hardware or other third party products with our licenses and services.

Advanced product services are earned by providing services to customers including remote database administration, performance monitoring and tuning, on-site technical support services and hosting services related to providing outsourcing services to customers in the management and maintenance of our database technology and application products. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that extend beyond 30 days from the contract date but that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements include payment terms of less than one year, we have a standard practice of providing long-term financing outside of one year to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In the six months ended November 30, 2002 and 2001, approximately 10% and 14% of our license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Allowances for Doubtful Accounts and Returns

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

We also record a provision for estimated returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 11 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. See Note 11 of Notes to Condensed Consolidated Financial Statements for a description of our Petition with the United States Tax Court.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance will not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend.

Results of Operations

Domestic and International Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001(2)	2002	Percent Change		2001(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$1,020	-9%	-9%	$1,127	$2,022	-10%	-10%	$2,242
International	1,289	3%	0%	1,253	2,314	-4%	-7%	2,404

Total revenues	$2,309	-3%	-5%	$2,380	$4,336	-7%	-8%	$4,646

Operating expenses:
Domestic	$863	-3%	-3%	$889	$1,676	-5%	-5%	$1,767
International	652	-3%	-6%	671	1,287	-2%	-6%	1,313

Total expenses	$1,515	-3%	-4%	$1,560	$2,963	-4%	-5%	$3,080

Total operating income(3)	$794	-3%	-5%	$820	$1,373	-12%	-14%	$1,566

Total operating margin(3)	34%			34%	32%			34%
Percent of Revenues:
Domestic	44%			47%	47%			48%
International	56%			53%	53%			52%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.
(3)
The international and domestic margins are not comparable, partially due to development expenses that are primarily incurred in the United States. In addition, the international expenses do not reflect intercompany sublicense fees and other intercompany charges.

Total revenues decreased in the second quarter of fiscal 2003 primarily due to the 9% decline in domestic revenues as a result of the continued weak economic conditions in the United States. As a result of the weakening of the United States dollar against other major international currencies, primarily the Euro and British pound, international revenues grew 3% in the second quarter of fiscal 2003. However, excluding currency rate fluctuations, international revenues were essentially flat with the second quarter of fiscal 2002, while total revenues declined by 5%. Total revenues decreased in the first half of fiscal 2003 as a result of a 10% and 4% decline in domestic and international revenues, respectively, due to the continued weak economic conditions in the United States, Japan and the Asia Pacific Region. Excluding the effect of currency rate fluctuations, international revenues declined by 7%, while total revenues declined by 8% in the first half of fiscal 2003.

Total operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. In the second quarter and first half of fiscal 2003, 25% and 15% of the decrease in total operating expenses was attributed to lower revenue levels, respectively, resulting in lower variable related expenses, while the remainder of the decrease was attributed to controls over headcount and discretionary spending coupled with productivity improvements.

Total operating margins as a percent of revenues remained flat at 34% in the second quarters of both fiscal 2003 and 2002. The lower sales volume in the license and consulting lines of business in the second quarter of fiscal 2003 as compared to the prior year corresponding period was offset by a reduction of variable expenses, as well as headcount related expenditures. Operating margins decreased to 32% for the first half of fiscal 2003 from 34% in the prior year corresponding period. The decrease in operating margins as a percent of revenues in the first half resulted primarily from lower revenue levels.

Excluding the effect of currency rate fluctuations, total operating income declined 5% and 14% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against international currencies.

We expect the total revenue growth rate in the third quarter of fiscal 2003 to range between 0% and 4%, while the license revenue growth rate is expected to range between –5% and 5%. In addition, we anticipate reported earnings per share to range between $.09 and $.10, depending on actual revenue growth rates. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. We undertake no specific obligation to provide any updates regarding these estimates.

License and Other:    License revenues represent fees earned for granting customers licenses to use our software products. Other revenues include documentation revenues and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
License and Other Revenues:
Domestic	$264	-17%	-17%	$318	$498	-19%	-19%	$613
International	501	0%	-3%	501	830	-12%	-14%	938

Total license and other revenues	$765	-7%	-8%	$819	$1,328	-14%	-16%	$1,551

Sales and Marketing Expenses:
Domestic	$224	-17%	-17%	$271	$420	-20%	-20%	$525
International	288	-4%	-6%	300	564	-3%	-6%	582

Total sales and marketing expenses	$512	-10%	-11%	$571	$984	-11%	-13%	$1,107

Total License Margin:
Domestic	$40	-15%	-15%	$47	$78	-11%	-11%	$88
International	213	6%	3%	201	266	-25%	-27%	356

Total margin	$253	2%	-1%	$248	$344	-23%	-24%	$444

License Margin %:
Domestic	15%			15%	16%			14%
International	43%			40%	32%			38%
Total margin	33%			30%	26%			29%

Percent of Total License and Other Revenues:
Domestic	35%			39%	38%			40%
International	65%			61%	62%			60%

License Revenues by Product:
Database technology	$644	1%	-1%	$640	$1,081	-10%	-12%	$1,205
Applications	108	-34%	-35%	163	219	-29%	-31%	309

Total license revenues	752	-6%	-8%	803	1,300	-14%	-16%	1,514
Other revenues	13	-19%	-24%	16	28	-24%	-25%	37

Total license and other revenues	$765	-7%	-8%	$819	$1,328	-14%	-16%	$1,551

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Total license revenues decreased 7% and 14% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of foreign currency fluctuations, total license revenues decreased 8% and 16% in the second quarter and first half of fiscal 2003, respectively, while international revenues decreased 3% and 14%, respectively. The decrease in license revenues in the second quarter of fiscal 2003 was primarily due to weak demand in the United States. The decline in international license revenues resulted from a decline in license revenues in Japan, partially offset by license revenue growth in Europe and Latin America. The decrease in license revenues in the first half of fiscal 2003 was primarily due to weak economic conditions, both domestically and internationally, that caused customers to delay or lower their technology capital spending. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases to accommodate future customer growth. The revenue from large transactions, defined as license transactions over $0.5 million, decreased 23% and 20% in the second quarter and first half of fiscal 2003, respectively, contributing to the decline in license revenues. Large transactions as a percentage of total license revenues decreased to 32% and 33% in the second quarter and first half of fiscal 2003, respectively, from 38% and 34% in the prior year corresponding periods.

Database technology revenues increased 1% in the second quarter of fiscal 2003, but decreased 10% in the first half of fiscal 2003 as compared to the prior year corresponding periods. Applications revenues decreased 34% and 29% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. The decline in the overall applications market has also contributed to the decline in the database technology revenues in the first half of fiscal 2003 since various application vendors’ products, as well as our own applications products, utilize our database technology.

Total sales and marketing expenses decreased by 10% and 11% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of currency rate fluctuations, total sales and marketing expenses decreased by 11% and 13% in the second quarter and first half of fiscal 2003 as compared to prior year corresponding periods. In the second quarter and first half of fiscal 2003, 20% of the decrease in total sales and marketing expenses was attributed to lower revenue levels, resulting in lower sales commissions and referral fees, while the remainder of the decrease was attributed to tighter controls over headcount and discretionary spending.

Despite the decline in license revenues, the total license margin as a percent of revenues increased to 33% in the second quarter of fiscal 2003 from 30% in the prior year corresponding period due to higher international margins that resulted from strong license revenues in Europe. For the first half of fiscal 2003, the total license margin as a percent of revenues decreased to 26% from 29% in the prior year corresponding period as a result of lower license revenues.

License and License Updates Revenues:

License updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. License updates revenues are based on our current pricing model, which prices license updates at 15% of the net license fee. We report license updates revenues together with product support revenues for external reporting purposes. However, we believe that for business and management evaluation purposes, license updates should be viewed separately from product support because they represent a subscription to future unspecified license product versions, and their inclusion with product support revenues materially alters license and support revenues and margins. License margins as a percent of revenues, including license updates revenues, were 63% and 62% in the second quarter and first half of fiscal 2003, as compared to 59% in the prior year corresponding periods. The following table summarizes total license and license updates revenues.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
License and License Updates Revenues:
License and other	$765	-7%	-7%	$819	$1,328	-14%	-14%	$1,551
License updates	653	9%	7%	601	1,273	9%	7%	1,169

Total license and license updates	$1,418	0%	-2%	$1,420	$2,601	-4%	-6%	$2,720

Percent of License and License Updates Revenues:
License and other	54%			58%	51%			57%
License updates	46%			42%	49%			43%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

License Updates and Product Support:    License updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. The cost of providing support services consists largely of personnel related expenses.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$464	3%	3%	$451	$913	3%	3%	$887
International	490	14%	10%	430	946	13%	9%	837

Total license updates and product support revenues	$954	8%	7%	$881	$1,859	8%	6%	$1,724

Cost of License Updates and Product Support:
Domestic	$59	9%	9%	$54	$122	3%	4%	$118
International	58	-8%	-11%	63	112	-3%	-8%	115

Total cost of license updates and product support	$117	0%	-2%	$117	$234	0%	-2%	$233

Margin:
Domestic	$405	2%	2%	$397	$791	3%	3%	$769
International	432	18%	14%	367	834	16%	11%	722

Total margin	$837	10%	8%	$764	$1,625	9%	7%	$1,491

Margin %:
Domestic	87%			88%	87%			87%
International	88%			85%	88%			86%
Total margin %	88%			87%	87%			86%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

License updates and product support revenues increased 8% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of foreign currency fluctuations, total license updates and product support revenues increased 7% and 6% in the second quarter and first half of fiscal 2003, respectively. The increase in license updates and product support revenues reflects an increase in the overall customer installed base. License updates and product support revenue growth rates are affected by the overall license revenue growth rates, as well as annual contract renewal rates.

Cost of services remained flat in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of currency rate fluctuations, the cost of services decreased 2% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding period. Although license updates and product support revenues increased, the cost of services remained essentially flat in both the second quarter and first half of fiscal 2003 due to lower personnel and related expenditures.

The license updates and product support margin as a percent of revenues increased to 88% and 87% in the second quarter and first half of fiscal 2003 as compared to 87% and 86% in the prior year corresponding periods primarily due to increased revenues.

As discussed previously, we separately report license updates from product support revenues for management reporting purposes. The following table presents the breakdown of support revenues as reported externally. Excluding license updates revenues, the product support margins were 63% and 62% in the second quarter and first half of fiscal 2003 as compared to 60% in the prior year corresponding periods.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
License Updates and Product Support Revenues:
License updates	$653	9%	7%	$601	$1,273	9%	7%	$1,169
Product Support	301	8%	5%	280	586	6%	4%	555

Total license updates and product support revenues	$954	8%	3%	$881	$1,859	8%	3%	$1,724

Percent of Product Support and License Updates Revenues:
License updates	68%			68%	68%			68%
Product Support	32%			32%	32%			32%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Services:

Services consist of consulting, advanced product services, and education related activities.

Consulting:    Consulting revenues are earned by providing services to customers in the implementation of our database technology and application products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001(2)	2002	Percent Change		2001(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$237	-18%	-18%	$289	$498	-17%	-17%	$597
International	218	-2%	-6%	222	389	-11%	-15%	439

Total consulting revenues	$455	-11%	-13%	$511	$887	-14%	-16%	$1,036

Cost of Services:
Domestic	$187	-17%	-17%	$224	$382	-15%	-15%	$447
International	193	3%	-1%	188	373	0%	-5%	374

Total cost of services	$380	-8%	-9%	$412	$755	-8%	-10%	$821

Margin:
Domestic	$50	-23%	-23%	$65	$116	-23%	-23%	$150
International	25	-26%	-31%	34	16	-75%	-75%	65

Total margin	$75	-24%	-26%	$99	$132	-39%	-38%	$215

Margin %:
Domestic	21%			22%	23%			25%
International	11%			15%	4%			15%
Total margin %	16%			19%	15%			21%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Total consulting revenues decreased 11% and 14% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of foreign currency fluctuations, total consulting revenue decreased 13% and 16% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Consulting revenues decreased due to weak economic conditions, both domestically and internationally, which have caused companies to delay or limit technology capital spending and product implementations. Excluding currency rate fluctuations, international revenues declined 6% and 15% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods due to lower consulting revenues in Europe.

Total consulting expenses decreased by 8% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of currency rate fluctuations, total consulting expenses decreased by 9% and 10% in the second quarter and first half of fiscal 2003 as compared to prior year corresponding periods. In the second quarter and first half of fiscal 2003, the decrease in cost of services was attributed to lower headcount and related expenditures.

The domestic consulting margins as a percent of revenues decreased to 21% and 23% in the second quarter and first half of fiscal 2003, as compared to 22% and 25% in the prior year corresponding periods, as consulting revenues declined at a higher rate than consulting expenses.

The international consulting margins as a percent of revenues decreased to 11% and 4% in the second quarter and first half of fiscal 2003, as compared to 15% in the prior year corresponding periods, as consulting revenues declined a higher rate than consulting expenses, particularly in Europe. Due to labor regulations in most countries throughout Europe, we are not able to reduce headcount as quickly as in the United States in response to deteriorating market conditions.

Advanced Product Services:    Advanced product services are earned by providing services to customers including remote database administration, performance monitoring and tuning, on-site technical support services and hosting services earned by providing outsourcing services to customers in the management and maintenance of our database technology and application products. The cost of providing advanced product services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001(2)	2002	Percent Change		2001(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$33	-21%	-21%	$42	$69	-19%	-19%	$85
International	31	-24%	-28%	41	58	-24%	-27%	76

Total advanced product services revenues	$64	-23%	-25%	$83	$127	-21%	-22%	$161

Cost of Services:
Domestic	$25	32%	32%	$19	$46	10%	10%	$42
International	22	-15%	-19%	26	44	-14%	-18%	51

Total cost of services	$47	4%	-1%	$45	$90	-3%	-6%	$93

Margin:
Domestic	$8	-65%	-65%	$23	$23	-47%	-47%	$43
International	9	-40%	-42%	15	14	-44%	-44%	25

Total margin	$17	-55%	-54%	$38	$37	-46%	-45%	$68

Margin %:
Domestic	24%			55%	33%			51%
International	29%			37%	24%			33%
Total margin %	27%			46%	29%			42%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Advanced product services revenues decreased 23% and 21% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding currency rate fluctuations, advanced product services revenues decreased 25% and 22% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Advanced product services revenues decreased due to weak economic conditions, both domestically and internationally, which have caused companies to delay or limit discretionary technology capital spending.

Total cost of services increased by 4% in the second quarter of fiscal 2003, but decreased 3% in the first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of currency rate fluctuations, total advanced product service expenses decreased by 1% and 6% in the second quarter and first half of fiscal 2003 as compared to prior year corresponding periods due to lower headcount and related expenditures.

The advanced product services margins as a percent of revenues decreased to 27% and 29% in the second quarter and first half of fiscal 2003, as compared to 46% and 42% in the prior year corresponding periods, as revenues declined at a higher rate than expenses.

Education:    Education revenues are earned by providing instructor led, media-based and internet-based training in the use of our software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001(2)	2002	Percent Change		2001(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$22	-19%	-19%	$27	$44	-27%	-27%	$60
International	49	-17%	-19%	59	91	-20%	-23%	114

Total education revenues	$71	-17%	-19%	$86	$135	-22%	-24%	$174

Cost of Services:
Domestic	$20	-13%	-13%	$23	$37	-14%	-14%	$43
International	35	-3%	-7%	36	71	-5%	-9%	75

Total cost of services	$55	-7%	-10%	$59	$108	-8%	-10%	$118

Margin:
Domestic	$2	-50%	-50%	$4	$7	-59%	-59%	$17
International	14	-39%	-39%	23	20	-49%	-50%	39

Total margin	$16	-41%	-38%	$27	$27	-52%	-54%	$56

Margin %:
Domestic	9%			15%	16%			28%
International	29%			39%	22%			34%
Total margin %	23%			31%	20%			32%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Total education revenues decreased 17% and 22% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of foreign currency fluctuations, total education revenues decreased 19% and 24% in the second quarter and first half of fiscal 2003. Education revenue growth rates are affected by the overall license revenue growth rates. The decline in education revenues for the second quarter and first half of fiscal 2003 resulted from the decrease in license revenues and the weak license revenue growth rate experienced in fiscal 2002 and in the first half of fiscal 2003. In addition, the weak economic conditions, both domestically and internationally, have resulted in a decline in customer discretionary spending.

Total education expenses decreased by 7% and 8% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of currency rate fluctuations, total education expenses decreased by 10% in the second quarter and first half of fiscal 2003 as compared to prior year corresponding periods. In the second quarter and first half of fiscal 2003, 25% and 17% of the decrease in total education expenses was attributed to lower revenue levels, resulting in lower bonuses and third party royalty fees, while the remainder of the decrease was attributed to controls over headcount and discretionary spending.

Due to the decline in education revenues, the total education margin as a percent of revenues decreased to 23% and 20% in the second quarter and first half of fiscal 2003 as compared to 31% and 32% in the prior year corresponding periods.

Research and Development Expenses:

Research and development expenses primarily consist of personnel related expenditures. We anticipate that research and development expenditures will continue to constitute a significant percentage of total revenues, because in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Research and development	$295	15%	14%	$257	$581	14%	13%	$511

Percent of Total Revenues:
Research and development	13%			11%	13%			11%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Research and development expenses increased 15% and 14% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding foreign currency rate fluctuations, research and development expenses increased 14% and 13% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. In the second quarter and first half of fiscal 2002, compensation expenses were reduced due to certain bonus payments being lower than what was previously accrued in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The reversal of these bonus accruals accounted for 60% and 46% of the increase in research and development expenses in the second quarter and first half of fiscal 2003, while the remainder of the increase was attributed to higher personnel and related expenditures.

General and Administrative Expenses:

General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
General and administrative	$109	10%	9%	$99	$211	7%	5%	$197

Percent of Total Revenues:
General and administrative	5%			4%	5%			4%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

General and administrative expenses increased 10% and 7% in the second quarter and first half of fiscal 2003 as compared to the prior year corresponding periods. Excluding the effect of foreign currency rate fluctuations, general and administrative expenses increased 9% and 5% in the second quarter and first half of fiscal 2003, as compared to the prior year corresponding periods. In the second quarter and first half of fiscal 2002, compensation expenses were reduced due to certain bonus payments being lower than what was previously accrued in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The reversal of these bonus accruals accounted for 68% and 64% of the increase in general and administrative expenses in the second quarter and first half of fiscal 2003, while the remainder of the increase is attributed to increases in personnel and related expenditures.

Net Investment Losses Related to Equity Securities:

Net investment losses primarily relate to provisions for losses related to our investments in Liberate Technologies and other equity securities.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant			Actual	Constant
Liberate Technologies	$15	*	*	$—	$87	*	*	$—
Other equity securities	7	*	*	3	15	*	*	7

Net investment losses	$22	*	*	$3	$102	*	*	$7

*	not meaningful

The increase in net investment losses in the second quarter and first half of fiscal 2003 was primarily due to the impairment charge recorded for our investment in Liberate Technologies. Prior to the fourth quarter of 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. Due to further declines in the market value of Liberate Technologies, we recognized additional impairment charges of $15.0 million and $87.1 million in the second quarter and first half of fiscal 2003. Our remaining investment in Liberate Technologies as of November 30, 2002 was $48.1 million.

Other Income, Net:

Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,
	2002	Percent Change		2001	2002	Percent Change		2001
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Interest income	$35	-22%	-24%	$45	$68	-33%	-34%	$101
Interest expense	(4)	*	*	(3)	(8)	*	*	(8)
Foreign currency gains/(losses)	3	*	*	—	1	*	*	—
Minority interest	(9)	*	*	(13)	(12)	*	*	(21)
Other	3	*	*	(1)	2	*	*	—

Total other income, net	$28	0%	-6%	$28	$51	-29%	-30%	$72

(1)	Represents percent change excluding the effect of currency rate fluctuations.
*	not meaningful

The decrease in other income, net is primarily due to lower interest income attributable to lower interest rates available in the capital markets. The weighted average interest rate earned on cash, cash equivalents and investments decreased to 2.1% in the first half of fiscal 2003 as compared to 3.3% in the prior year corresponding period. The weighted average interest rate earned on cash, cash equivalents and investments decreased to 2.2% in the second quarter of fiscal 2003 as compared to 3.0% in the second quarter of fiscal 2002.

Provision for Income Taxes:

The effective income tax rate was 33.1% and 33.6% for the second quarter and first half of fiscal 2003 as compared to 35.0% for the corresponding prior year periods. The effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the 40.0% effective tax benefit on the impairment charges on our investment in Liberate Technologies. The effective income tax rate on year to date operating and other income for the first half of fiscal 2003 was reduced to 34.0% in the second quarter of fiscal 2003 from 35.0% in the first quarter of fiscal 2003. The decrease in the estimated effective income tax rate on operating and other income, which is a weighted average of the annual estimated effective tax rates on our global subsidiaries, is due to changes in estimated profits and relative tax rates in the various tax jurisdictions. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax-related litigation.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2002	Change	May 31, 2002
Working capital	$4,029	-15%	$4,768
Cash, cash equivalents and short-term investments	$5,481	-6%	$5,841

	Six Months Ended November 30,
(Dollars in millions)	2002	Change	2001
Cash provided by operating activities	$1,469	-3%	$1,510
Cash provided by (used for) investing activities	$132	107%	$(1,811)
Cash used for financing activities	$(1,726)	3%	$(1,670)

Working capital:    Working capital is current assets less current liabilities.

Working capital decreased primarily due to a decline in trade receivables and an increase in deferred revenues due to higher support revenues in the fourth quarter of fiscal 2002 as compared to the second quarter of fiscal 2003.

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by November 30, 2003.

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

Cash flows used for financing activities:

We incurred negative cash flows from financing activities in the six months ended November 30, 2002 and 2001, primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock, and to invest in working capital and other assets to support our growth. Additionally, as explained below, in the second quarter of fiscal 2003 we settled our forward contract for $166.3 million in cash.

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of common stock to reduce the dilutive effect of our stock option and purchase plans. In both April 2001 and July 2002, our Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,475.9 million shares for approximately $16.6 billion have been repurchased as of November 30, 2002. During the first six months of fiscal 2003, we repurchased 189.7 million shares of our common stock for $1,707.2 million and during the first six months of fiscal 2002 we repurchased 124.6 million shares of our common stock for $1,857.9 million. At November 30, 2002, $1.8 billion was available to repurchase stock pursuant to the stock repurchase program.

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease described in the paragraph below. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital.

In December 1996, we entered into a seven-year master lease facility with a banking institution that provided for the construction or purchase of up to $150.0 million of property and improvements to be leased by us. In May 1998, the master lease arrangement was amended to increase the facility by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. Prior to November 2002, our obligations were collateralized by the forward contract described in the preceding paragraph. Subsequent to the settlement of the forward contract, the lease obligations have been collateralized by investments classified as long-term, which at November 30, 2002 were $173.6 million. We have an option to purchase the leased properties during the term of the lease at approximately the amount expended by the lessor to construct or purchase such properties. In the event that we do not exercise our purchase option, we have agreed to guarantee that the properties will have a specified residual value of 85% of their original cost, resulting in a residual guarantee of $142.5 million at November 30, 2002. Because the net present value of the minimum lease payments, including the 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases are classified as operating leases. As of November 30, 2002, approximately $167.7 million of the master lease facility had been utilized. We currently intend to exercise our option to purchase the leased properties upon maturity of the leases, which would be in December 2003, for approximately the same amount. None of our officers or employees has any financial interest in the lease facility.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in the year 2004 and $150.0 million in 6.91% senior notes due in the year 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates at November 30, 2002 were reduced to 4.77% for the 2004 senior notes and 3.49% for the 2007 senior notes.

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We financed 10% of our license revenue transactions in the first six months of fiscal 2003 and 14% in the first six months of fiscal 2002.

We have no significant commitments for capital expenditures at November 30, 2002. We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and investment needs through at least November 30, 2003.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 4%, and has averaged 1.3% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. While 4% is the maximum potential dilution from options granted in fiscal years 2000, 2001 and 2002, this maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2002, 26% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year. For the past few years, our stock repurchase program has offset the dilutive effect of our stock option program. At November 30, 2002, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.4%.

The Compensation Committee of the Board of Directors reviews and approves the organization wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee may approve any individual stock option grants below 25,000 shares to non-executive officers. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Committee on Compensation and Management Development of the Board of Directors on Executive Compensation” appearing in the our proxy statement dated September 6, 2002 for further information concerning the policies and procedures of our Compensation Committee regarding the use of stock options.

Options granted from fiscal year 2000 through fiscal 2002 are summarized as follows:

(shares in millions)
Options outstanding at May 31, 1999	480
Options granted	335
Options exercised	(239)
Cancellations	(122)

Options outstanding at May 31, 2002	454

Average annual options granted net of cancellations	71

Weighted average shares outstanding for the three years ended May 31, 2002	5,598
Shares outstanding at May 31, 2002	5,431

Options outstanding as a percent of shares outstanding at May 31, 2002	8.4%
Average annual options granted net of cancellations as a percentage of average shares outstanding for the three years ended May 31, 2002	1.3%

Generally, we grant stock options to our existing employees on an annual basis. During the six months ended November 30, 2002, we made our annual grant of options and other grants to purchase approximately 62.5 million shares of our stock, which resulted in a net grant of options for 54.8 million shares after deducting 7.7 million shares for cancelled options. The net options granted in the six months ended November 30, 2002 after forfeitures represented 1.0% of our total outstanding shares of approximately 5,269 million as of November 30, 2002. For additional information about our employee stock option plan activity for the fiscal years 2000 through 2002, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

New Accounting Pronouncements

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements cannot be restated for the effect of the provisions of SFAS 146 and liabilities previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe SFAS 146 will have a material impact on our consolidated financial statements.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays and decreases of customer purchases. If demand for our software and related services continues to be weak, our revenue growth rates will be adversely affected. In addition, the war on terrorism continues to contribute to economic, political and other uncertainties that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business will continue to be adversely affected.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	any seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	any changes in general economic conditions;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales and customer support, and we plan to expand our international operations. Our international operations are subject to a variety of risks, including:

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

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. In particular, a softening in demand for software and services in any particular region, as was the case in Europe and Asia in the first six months of fiscal 2003, can adversely affect our future operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar adversely affected revenues and operating results in fiscal 2002, but positively affected revenues and operating results in the first six months of fiscal 2003. The United States dollar has continued to weaken relative to other currencies. If the value of the United States dollar strengthens throughout the remainder of fiscal 2003 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among ourselves, our subsidiaries and our selling distributors. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

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

We periodically have restructured our sales force, which can be disruptive.    We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to our sales force organization and expect to make additional changes to our sales force structure. Changes in the structure of the sales force have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

We hold equity investments that have continued to experience significant declines in market value.    We hold an equity investment in Liberate Technologies, a publicly traded company, as well as investments in our venture fund portfolio that primarily consist of privately held companies in the start-up or development stages. Periodically, we evaluate the net realizability of these investments and record investment losses if we view that the decline in the value is deemed to be other than temporary. In the first six months of fiscal 2003, we recorded net impairment charges of $102 million, including $87.1 million related to Liberate. See “Net Investment Losses Related to Equity Securities” under Item 2 above. We may record additional impairment charges if we deem an investment to be impaired in future periods.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first six months of fiscal 2003, our research and development expenses were $581.4 million, or 13.4% of our total revenues. Our plans for the remainder of fiscal 2003 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

We have initiated filings for bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

In addition, we are involved in income tax litigation. As discussed in Note 11 to the Condensed Consolidated Financial Statements, we have filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us.

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

United States Congressional action in connection with the extraterritorial income case could adversely affect our net income.    The World Trade Organization has ruled the extraterritorial income regime (ETI) operated by the United States to be an illegal export subsidy and has authorized the European Union to impose tariffs on certain United States-made products imported into the European Union. ETI is a provision in the United States Tax Code providing tax incentives on products produced in the United States and exported for sale. European Union officials have indicated they will exercise restraint in raising tariffs as long as the United States shows substantial progress and a commitment to act within the next year. The United States Congress thus has incentive to repeal and replace the ETI regime, but we cannot be certain that any legislation replacing ETI will provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the ETI regime.

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

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors.

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

Table of Investment Securities:

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our investment portfolio at November 30, 2002. The amortized principal amount approximates fair value at November 30, 2002.

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,013	2.08%
Short-term investments (91 days-1 year)	2,468	2.34%
Long-term investments (1-2 years)	414	1.86%

Total cash, cash equivalents and investments	$5,895	2.17%

The table above includes the United States dollar equivalent of cash and cash equivalents denominated in foreign currencies as shown below. See Foreign Currency Risk for a discussion of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Balance at November 30, 2002
Japanese Yen	$662
Euro	637
UK Pound	122
Chinese Renminbi	103
Canadian Dollar	26
Other currencies	453

Total foreign cash and cash equivalents	$2,003

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in 2004 and $150.0 million in 6.91% senior notes due in 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on the first day of each quarter. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At November 30, 2002, the effective interest rates on the senior notes were reduced to 4.77% for the 2004 senior notes and 3.49% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps was $12.5 million at November 30, 2002 and is included in intangible and other assets in the accompanying condensed consolidated financial statements.

Table of Interest Rate Swaps

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures in February 2004	$150.00	6.72%	(3.35)%	1.40%	4.77%
Matures in February 2007	$150.00	6.91%	(4.82)%	1.40%	3.49%

Foreign Currency Risk.    We transact business in various foreign currencies. The Board of Directors has approved a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction (gains)/losses included in other income, net in the accompanying condensed consolidated statements of operations were $(0.2) million during the three months ended November 30, 2002 and $3.5 million during the six months ended November 30, 2002. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were $1.4 million during the three months ended November 30, 2001 and $2.1 million during the six months ended November 30, 2001. The fair value of the foreign currency exchange contacts was not material to our consolidated financial statements as of November 30, 2002.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of November 30, 2002. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per Euro. The forward contracts mature in 180 days or less as of November 30, 2002. As of November 30, 2002, the notional contract amount and the weighted average exchange rates were as follows:

Table of Forward Contracts:
(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$6	$40	0.56
Brazilian Real	16	—	3.38
British Pound	—	28	1.55
Canadian Dollar	14	6	1.58
Chilean Peso	5	—	709.00
Chinese Renminbi	60	—	8.29
Colombian Peso	2	—	2,749.00
Danish Krona	—	5	7.51
Euro	—	70	0.99
Indian Rupee	—	16	48.30
Israeli Shekel	26	—	4.70
Japanese Yen	25	—	121.45
Korean Won	15	—	1,217.00
Mexican Peso	3	—	10.58
New Zealand Dollar	1	6	0.49
Peruvian New Sol	2	—	3.60
Philippine Peso	16	—	54.75
Polish Zloty	7	17	4.00
Saudi Arabian Riyal	23	—	3.75
Singapore Dollar	8	26	1.76
Slovakian Koruna	—	2	42.18
South African Rand	41	—	9.40
Swiss Franc	—	18	1.48
Thai Baht	1	—	43.53
Taiwan Dollar	1	20	34.61

Total	$272	$254

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swiss Franc	€12	€—	1.47
UK Pound	16	—	0.64
Swedish Krona	—	18	0.99

Total	€28	€18

Equity Hedges.    We hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in the stockholders’ equity section to offset the translation results on the net investments. Net gains (losses) on equity hedges reported in stockholders’ equity were $12.1 million and $(26.4) million in the three and six months ended November 30, 2002 and $0 and $8.3 million in the three and six months ended November 30, 2001. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net. The net gain on equity hedges reported in other income, net was $2.7 million for the three months ended November 30, 2002 and $4.8 million for the six months ended November 30, 2002. The net gain on equity hedges reported in other income, net was zero for the three months ended November 30, 2001 and $1.7 million for the six months ended November 30, 2001.

The Japanese Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was not material to our consolidated financial statements. The Yen equity hedge has a notional amount of $597 million and a weighted average exchange rate of 121 United States dollars for Yen. We previously had a Euro equity hedge that we settled on September 30, 2002 for a net loss of $69,000.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

The material set forth in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds

In the second quarter of fiscal 2003, we sold an aggregate of 4,383 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the “Ireland APSS”) at an aggregate purchase price of approximately $36,000. There were no underwriting discounts or commissions. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Ltd who are not “U.S. Persons” as that term is defined in Regulation S.

Item 4.    Submission of Matters to a Vote of Security Holders

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 14, 2002.

Proposal No. 1:  The stockholders elected each of the following persons as a director to hold office until the 2003 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For (in millions)	Votes Withheld (in millions)
Lawrence J. Ellison	4,650	60
Donald L. Lucas	4,620	90
Michael J. Boskin	4,621	89
Jeffrey O. Henley	4,651	58
Jack F. Kemp	4,649	60
Jeffrey Berg	4,651	59
Safra Catz	4,650	59
Hector Garcia-Molina	4,651	58
Joseph A. Grundfest	4,623	87

Proposal No. 2:  The stockholders approved the adoption of the Company’s Fiscal Year 2003 Executive Bonus Plan with 4,467.8 million affirmative votes, 203.3 million negative votes and 38.4 million votes abstaining.

Proposal No. 3:  The stockholders ratified the appointment of Ernst and Young LLP as the Company’s independent auditors for the fiscal year ended May 31, 2003 with 4,635.5 million affirmative votes, 50.1 million negative votes and 23.9 million votes abstaining.

Proposal No. 4:  The stockholders voted against a stockholder proposal to adopt “China Business Principles for Human Rights of Workers in China” with 3,005.3 million negative votes, 233.3 million affirmative votes, 204.1 million votes abstaining and 1,266.9 million broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 20, 2002	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer

Date: December 20, 2002	By:	/s/ JENNIFER L. MINTON
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

Date: December 20, 2002	By:	/s/ LAWRENCE J. ELLISON
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

Date: December 20, 2002	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer