Form 10-Q
period 2003-02-28
ORACLE CORP /DE/
filed 2003-03-21
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

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

The number of shares of registrant’s common stock outstanding as of March 15, 2003 was: 5,242,996,382

ORACLE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2003 and May 31, 2002

(in millions, except per share data)	February 28, 2003	May 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,088	$3,095
Short-term investments	1,952	2,746
Trade receivables, net of allowances of $368 as of February 28, 2003 and $413 as of May 31, 2002	1,421	2,036
Other receivables	218	293
Deferred tax assets	461	452
Prepaid expenses and other current assets	104	106

Total current assets	8,244	8,728
Long-term investments	224	406
Property, net	899	987
Deferred tax assets	224	233
Intangible and other assets	357	446

Total assets	$9,948	$10,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223	$228
Current portion of long-term debt	153	—
Income taxes payable	928	1,091
Value added tax and sales tax payable	101	155
Accrued compensation and related benefits	374	458
Other accrued liabilities	815	787
Deferred revenues	1,225	1,241

Total current liabilities	3,819	3,960
Long-term debt, net of current portion	162	298
Deferred tax liabilities	175	204
Other long-term liabilities	208	221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value per share and additional paid in capital—authorized: 11,000 shares; outstanding: 5,242 shares at February 28, 2003 and 5,431 shares at May 31, 2002	4,921	5,029
Retained earnings	657	1,210
Accumulated other comprehensive income (loss)	6	(122)

Total stockholders’ equity	5,584	6,117

Total liabilities and stockholders’ equity	$9,948	$10,800

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2003 and 2002

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2003	2002	2003	2002
Revenues:
Software licenses and other	$755	$790	$2,083	$2,340
Software license updates and product support	1,005	867	2,863	2,591
Services	547	597	1,697	1,968

Total revenues	2,307	2,254	6,643	6,899

Operating expenses:
Sales and marketing	521	515	1,505	1,621
Software license updates and product support	120	113	354	346
Cost of services	454	459	1,408	1,491
Research and development	301	283	882	794
General and administrative	115	105	325	302

Total operating expenses	1,511	1,475	4,474	4,554

Operating income	796	779	2,169	2,345

Net investment losses related to equity securities	(6)	(7)	(108)	(14)
Other income, net	39	10	90	82

Income before provision for income taxes	829	782	2,151	2,413
Provision for income taxes	258	274	702	845

Net income	$571	$508	$1,449	$1,568

Earnings per share:
Basic	$0.11	$0.09	$0.27	$0.28

Diluted	$0.11	$0.09	$0.27	$0.27

Weighted average common shares outstanding:
Basic	5,259	5,492	5,322	5,533

Diluted	5,383	5,669	5,439	5,715

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2003 and 2002

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2003	2002
Cash flows from operating activities:
Net income	$1,449	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193	194
Amortization of intangible assets	65	40
Net investment losses related to equity securities	108	14
Deferred income taxes	(19)	(27)
Changes in assets and liabilities:
Decrease in trade receivables	665	789
(Increase) decrease in prepaid expenses and other assets	104	(153)
Decrease in accounts payable and other current liabilities	(182)	(337)
Increase (decrease) in income taxes payable	(105)	254
Decrease in deferred revenues	(68)	(187)
Increase (decrease) in other long-term liabilities	(13)	3

Net cash provided by operating activities	2,197	2,158

Cash flows from investing activities:
Purchases of investments	(3,066)	(4,290)
Proceeds from sale of investments	4,064	3,258
Capital expenditures	(88)	(199)
Increase in other assets	(64)	(9)

Net cash provided by (used for) investing activities	846	(1,240)

Cash flows from financing activities:
Payments for repurchase of common stock	(2,196)	(2,051)
Proceeds from issuance of common stock	200	217
Settlement of forward contract	(166)	—
Payments under notes payable	—	(1)

Net cash used for financing activities	(2,162)	(1,835)

Effect of exchange rate changes on cash and cash equivalents	112	(73)

Net increase (decrease) in cash and cash equivalents	993	(990)
Cash and cash equivalents at beginning of period	3,095	4,449

Cash and cash equivalents at end of period	$4,088	$3,459

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2003

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. Statement 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, Statement 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted Statement 148 effective December 1, 2002 and have provided the disclosures required under Statement 148 in Note 3.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position or results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. We have applied the recognition provisions of Interpretation 45 prospectively to guarantees issued after December 15, 2002. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

3.    STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income for the three months and nine months ended February 28, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$571	$508	$1,449	$1,568
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83)	(122)	(261)	(381)

Pro forma net income	$488	$386	$1,188	$1,187

Earnings per share:
Basic—as reported	$0.11	$0.09	$0.27	$0.28
Basic—proforma	$0.09	$0.07	$0.22	$0.21

Diluted—as reported	$0.11	$0.09	$0.27	$0.27
Diluted—proforma	$0.09	$0.07	$0.22	$0.21

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended February 28,		Nine Months Ended February 28,
Employee and Director Stock Options	2003	2002	2003	2002
Expected life from vest date (in years)	1.22-3.52	1.26-2.51	1.22-3.52	1.26-2.51
Risk-free interest rate	2.7-3.4%	3.8%	2.7-4.0%	3.4-4.5%
Volatility	51%	57%	53%	57%
Dividend yield	—	—	—	—
Weighted average fair value	$4.31	$7.67	$3.82	$7.49

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
Employee Stock Purchase Plan	2003	2002	2003	2002
Expected life from vest date (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.2%	3.9%	1.2-1.7%	3.4-4.5%
Volatility	51%	57%	53%	57%
Dividend yield	—	—	—	—
Weighted average fair value	$2.32	$3.96	$2.98	$4.33

4.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and a forward contract to sell 36.0 million shares of our common stock prior to its settlement on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2003	2002	2003	2002
Net income	$571	$508	$1,449	$1,568

Weighted average common shares outstanding	5,259	5,492	5,322	5,533
Dilutive effect of employee stock plans	124	177	108	182
Dilutive effect of forward contract	—	—	9	—

Dilutive weighted average common shares outstanding	5,383	5,669	5,439	5,715

Basic earnings per share	$0.11	$0.09	$0.27	$0.28
Diluted earnings per share	$0.11	$0.09	$0.27	$0.27
Shares subject to anti-dilutive options excluded from calculation(1)	121	122	126	107

(1)	These anti-dilutive options could be dilutive in the future. See our Annual Report on Form 10-K for information regarding the range of exercise prices of our outstanding, unexercised options.

5.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income, net of tax, for the periods indicated:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2003	2002	2003	2002
Net income	$571	$508	$1,449	$1,568
Net unrealized gains (losses) on equity securities	9	(35)	11	(23)
Foreign currency translation gains (losses)	81	(31)	117	(42)

Total comprehensive income	$661	$442	$1,577	$1,503

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

The net unrealized losses on equity securities for the three and nine months ended February 28, 2002 primarily reflect the mark to market losses on our investment in Liberate Technologies. Prior to the fourth quarter of fiscal 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. As described in Note 6, beginning in the fourth quarter of fiscal 2002, the declines in the fair value of our investment in Liberate Technologies were deemed to be other than temporary and were recognized as a component of net income. During the three months ended February 28, 2003, the market value of our investment in Liberate Technologies increased by $13.4 million, which is reflected within stockholders’ equity as an unrealized gain on equity securities net of taxes.

6.    LOSS ON INVESTMENTS

In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. Due to further declines in the market value of Liberate Technologies, we recognized additional impairment charges of $72.2 million and $15.0 million in the first and second quarters of fiscal 2003. Our remaining investment in Liberate Technologies as of February 28, 2003 was $61.5 million, which includes an unrealized gain of $13.4 million recognized in the third quarter of fiscal 2003.

In the third quarter and first nine months of fiscal 2003, we recognized $5.7 million and $20.9 million of impairment losses related to our investments in several privately held companies, as compared to $7.4 million and $14.2 million in the prior year corresponding periods. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for the technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees. Our remaining investment in privately held companies as of February 28, 2003 was $66.7 million.

7.    DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

(in millions)	February 28, 2003	May 31, 2002
Software license updates and product support	$984	$951
Services	128	160
Software licenses and other	113	130

Total deferred revenues	$1,225	$1,241

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support services are typically billed on a per annum basis in advance and revenue is recognized ratably as the services are performed. The deferred software license updates and product support balance is typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are renewed in May of each year. Deferred service revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred software license revenues relate to transactions in which software license revenue has been deferred, which typically results from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

8.    STOCK REPURCHASE PROGRAM

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In both April 2001 and July 2002, our Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,517.4 million shares have been repurchased as of February 28, 2003 for approximately $17.1 billion. During the first nine months of fiscal 2003, we repurchased 231.2 million shares of our common stock for approximately $2.2 billion and during the first nine months of fiscal 2002 we repurchased 137.4 million shares of our common stock for approximately $2.1 billion. At February 28, 2003, approximately $1.3 billion was available to repurchase stock pursuant to the stock repurchase program.

9.    OPERATING LEASE FACILITY

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements to be leased by us. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to stockholders’ equity. Subsequent to the settlement of the forward contract, the operating lease obligations have been collateralized by investments classified as non-current assets, which at February 28, 2003 amounted to $173.9 million. We have an option to purchase the leased properties during the term of the lease, which ends December 2003, for approximately $167.7 million. We currently intend to exercise this option to purchase the leased properties in the fourth quarter of fiscal 2003.

10.    SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have five major line of business operating segments: software license, software license updates and product support, consulting, advanced product services and education.

The software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Applications software includes financials, sales, marketing, order management, procurement, supply chain, manufacturing, service, human resources and projects software applications for the enterprise. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of business assists customers in the implementation of our technology and applications products. Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical support services

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

and hosting services which include outsourcing the management and maintenance of our database technology and application products. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of our operating segments(1):

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2003	2002	2003	2002
Software licenses and other:
Revenues(2)	$746	$779	$2,058	$2,307
Sales and distribution expenses	404	385	1,168	1,231

Margin(3)	$342	$394	$890	$1,076
Software license updates and product support:
Revenues	$1,005	$867	$2,863	$2,591
Cost of Services	114	104	331	303

Margin(3)	$891	$763	$2,532	$2,288
Consulting:
Revenues(2)	$429	$456	$1,311	$1,483
Cost of services	343	340	1,063	1,117

Margin(3)	$86	$116	$248	$366
Advanced Product Services:
Revenues	$63	$75	$190	$236
Cost of services	43	47	128	142

Margin(3)	$20	$28	$62	$94
Education:
Revenues(2)	$64	$77	$221	$282
Cost of services	51	51	153	162

Margin(3)	$13	$26	$68	$120
Totals:
Revenues	$2,307	$2,254	$6,643	$6,899
Expenses	955	927	2,843	2,955

Margin(3)	$1,352	$1,327	$3,800	$3,944

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

Profit reconciliation

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2003	2002	2003	2002
Total margin for reportable segments	$1,352	$1,327	$3,800	$3,944
Product development and information technology expenses	(361)	(362)	(1,086)	(1,034)
Marketing and partner program expenses	(85)	(93)	(247)	(277)
Corporate and general and administrative expenses	(89)	(80)	(234)	(238)
Net investment losses related to equity securities	(6)	(7)	(108)	(14)
Other income (expense), net	18	(3)	26	32

Income before provision for income taxes	$829	$782	$2,151	$2,413

11.    INCOME TAXES

Our effective income tax rate was 31.1% and 32.6% for the three months and nine months ended February 28, 2003, respectively, as compared to 35.0% for the corresponding prior year periods. The fiscal 2003 effective tax rate is a blend of 34% on operating and other income reduced by a tax benefit at 40% on the impairment charges related to our investment in Liberate Technologies recorded in the first and second quarters of fiscal 2003, plus a benefit in the third quarter of fiscal 2003 resulting from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties. See Note 12 for a discussion of the petitions filed with the United States Tax Court. Our effective income tax rate on operating and other income for fiscal 2003 was reduced to 34% in the second quarter of fiscal 2003 from 35% in the first quarter of fiscal 2003. The decrease in the estimated effective income tax rate on operating and other income, which is a weighted average of the annual estimated effective tax rates on our global entities, was due to changes in estimated profits and relative tax rates in the various tax jurisdictions. Our effective tax rate on operating income differs from the United States Federal statutory income tax rate primarily due to state taxes and earnings considered permanently reinvested in foreign operations.

In the ordinary course of a global business there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, were only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have initiated filings for bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

12.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint adding our Chief Financial Officer and a former Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that some of the individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted our and the individual defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended consolidated complaint, the plaintiffs added allegations that the defendants made misstatements about our financial performance beginning on December 14, 2000. On November 8, 2002, we filed a motion to dismiss the second amended consolidated complaint. Shortly thereafter, on November 11, 2002, plaintiffs filed an ex parte application requesting discovery into whether we destroyed documents relating to allegations in the second amended complaint and expanding on allegations in the second amended complaint. We opposed the plaintiffs’ application with strong denials of any misconduct, and the court denied the application. On December 9, 2002, plaintiffs filed their opposition to the motion to dismiss the second amended complaint and also moved to amend this complaint to add some of the same allegations that were raised in their ex parte application. The court has not yet ruled on the pending motion to dismiss or the motion to amend the complaint. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

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

On November 22, 2002, the SLC concluded its nine-month investigation into the claims made in all three derivative actions and the recent allegations in the second amended complaint and in the ex parte motion filed in the federal class action. The SLC determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in Delaware Chancery Court to terminate the Delaware derivative action. The schedule for the hearing on the motion to terminate the Delaware action has not been finalized, but we anticipate that hearing to proceed in May 2003. In the meantime, the Delaware plaintiffs have pursued limited discovery into the investigation of the SLC. The discovery stay in the San Mateo action was granted on October 1, 2002 and lifted on December 2, 2002 and discovery is ongoing. The federal derivative action remains stayed pursuant to stipulation of the parties.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2003

(Unaudited)

On July 29, 1998 and on November 22, 2002, we filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In a separate action filed by Microsoft Corporation, the Tax Court ruled on September 15, 2000, in favor of the Commissioner of Internal Revenue on the same legal issue presented in our case. Microsoft appealed this decision and on December 3, 2002, the United States Court of Appeals for the Ninth Circuit reversed and remanded the Tax Court decision. The IRS has declined to appeal this decision to the United States Supreme Court or to request a rehearing by the Tax Court. Although our case had been stayed until a final adjudication of the same legal issue in the Microsoft action, on February 27, 2003, the IRS answered our November 22, 2002 petition challenging the notice of deficiency for the tax years 1992 through 1995 and conceded its case based on the dispositive ruling in the Microsoft action. Given the IRS’ position on the November 22, 2002 petition, we anticipate that it will concede its case on the earlier petition covering the tax years 1988 through 1991. If, however, the IRS does not concede the earlier case, we will vigorously defend our position in that matter and cite the Microsoft ruling as dispositive in the case.

We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

We derive revenues from three primary sources: (1) software licenses, (2) software license updates and product support, and (3) services, which include consulting, advanced product services and education revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software license, software license updates and product support and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our software license revenues are recognized in this manner.

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support services include internet access to technical content, as well as internet and telephone access to technical support personnel. Only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase both software license updates and product support.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from the software license revenues because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and service transactions, then software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described above. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charges; (4) where the software license payment is tied to the performance of consulting services; or (5) where we have accepted responsibilities as a system integrator.

Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical support services and hosting services, which include outsourcing the management and maintenance of our database technology and application products. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Our software license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with FASB Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” provisions, where such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In the nine months ended February 28, 2003 and 2002, approximately 10% and 13% of our software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement 48. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 12 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings.

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

Results of Operations

Total Domestic and International Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002(2)	2003	Percent Change		2002(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Revenues:
Domestic	$1,063	-5%	-5%	$1,119	$3,085	-8%	-8%	$3,360
International	1,244	10%	-2%	1,135	3,558	1%	-5%	3,539

Total revenues	$2,307	2%	-3%	$2,254	$6,643	-4%	-7%	$6,899

Operating expenses:
Domestic	$825	0%	0%	$826	$2,471	-4%	-4%	$2,572
International	686	6%	-6%	649	2,003	1%	-5%	1,982

Total expenses	$1,511	2%	-3%	$1,475	$4,474	-2%	-5%	$4,554

Total operating income(3)	$796	2%	-5%	$779	$2,169	-8%	-11%	$2,345

Total operating margin(3)	35%			35%	33%			34%

Percent of Revenues:
Domestic	46%			50%	46%			49%
International	54%			50%	54%			51%

(1)	Represents percent change excluding the effect of foreign currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.
(3)	The international and domestic margins are not comparable, partially due to development expenses that are primarily incurred in the United States.

Total revenues were favorably affected by currency rate fluctuations in the third quarter of fiscal 2003. The favorable currency rate fluctuations were due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen, partially offset by unfavorable currency rate fluctuations resulting from the strengthening of the United States dollar against various Latin American currencies, particularly the Brazilian Real. Excluding the effect of currency rate fluctuations, domestic revenues contributed 69% to the decline in total revenues in the third quarter of fiscal 2003, while international revenues contributed 31%. The decline in international revenues was primarily due to lower revenues in Europe, which was partially offset by higher revenues in other international territories. In the first nine months of fiscal 2003, domestic revenues contributed 58% to the decline in total revenues, while international revenues contributed 42%. The decline in international revenues was primarily due to lower revenues in all territories, except Latin America, which grew compared to the prior year corresponding period. The decline in total revenues is primarily due to continued weak economic conditions, both domestically and internationally, that have resulted in customers delaying or limiting their technology spending. The weak global economy has not shown visible signs of improvement, particularly given the uncertainties regarding war in Iraq, which we believe has caused customers to continue to exercise caution over spending.

Total operating expenses were unfavorably affected as a result of changes in the strength of the United States dollar relative to the other major international currencies noted above. Excluding currency rate fluctuations, operating expenses decreased in the third quarter and first nine months of fiscal 2003, primarily due to lower personnel related expenses as a result of a 4% reduction in headcount since the third quarter of fiscal 2002.

Software license updates and product support revenues, which have relatively higher margins as compared to our other business segments, increased as a percentage of total revenues to 44% from 38% and to 43% from 38% in the third quarter and first nine months of fiscal 2003, respectively. Thus, despite the decrease in software license and consulting revenues, the total operating margin as a percent of revenues remained flat at 35% in the third quarter of fiscal 2003. The total operating margin as a percent of total revenues in the first nine months of fiscal 2003 decreased to 33% from 34%, as a result of lower software license and consulting revenues, which was partially offset by the increase in software license updates and product support revenues as a percentage of total revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against international currencies.

We expect the total revenue growth rate in the fourth quarter of fiscal 2003 to range between -6% and 2%, while the software license revenue growth rate is expected to range between -15% and 5%. In addition, we anticipate reported earnings per share to range between $0.12 and $0.15, depending on actual revenue growth rates. Because of the heightened uncertainty relating to the war in Iraq, we are indicating a wider possible range of financial outcomes for the fourth quarter of fiscal 2003. As a result of continued weak economic conditions, we expect to make further limited headcount reductions in the fourth quarter of fiscal 2003 in order to limit margin deterioration. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. We undertake no specific obligation to provide any updates regarding these estimates.

Software License and Other:    Software license revenues represent fees earned from granting customers licenses to use our database technology and application software products. Other revenues include documentation revenues and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Software License and Other Revenues:
Domestic	$294	-13%	-13%	$339	$792	-17%	-17%	$951
International	461	2%	-8%	451	1,291	-7%	-12%	1,389

Total revenues	$755	-4%	-10%	$790	$2,083	-11%	-14%	$2,340

Sales and Marketing Expenses:
Domestic	$219	-2%	-2%	$223	$628	-14%	-14%	$734
International	302	3%	-6%	292	877	-1%	-6%	887

Total expenses	$521	1%	-4%	$515	$1,505	-7%	-10%	$1,621

Margin:
Domestic	$75	-35%	-35%	$116	$164	-24%	-24%	$217
International	159	0%	-12%	159	414	-18%	-23%	502

Total margin	$234	-15%	-22%	$275	$578	-20%	-23%	$719

Margin %:
Domestic	26%			34%	21%			23%
International	34%			35%	32%			36%
Total margin	31%			35%	28%			31%

Percent of Total Software License and Other Revenues:
Domestic	39%			43%	38%			41%
International	61%			57%	62%			59%

Software License Revenues by Product:
Database technology	$603	-4%	-11%	$629	$1,684	-8%	-12%	$1,835
Applications	140	-5%	-8%	148	359	-21%	-23%	457

Total software license revenues	743	-4%	-10%	777	2,043	-11%	-14%	2,292
Other revenues	12	-8%	-7%	13	40	-17%	-20%	48

Total software license and other revenues	$755	-4%	-10%	$790	$2,083	-11%	-14%	$2,340

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Excluding the effect of foreign currency rate fluctuations, domestic revenues contributed 53% to the decline in total software license revenues for the third quarter of fiscal 2003, while international revenues contributed 47% to the decline. The decrease in international revenues in the third quarter of fiscal 2003 was due to lower revenues in Europe, which were partially offset by higher revenues in Asia Pacific and Latin America. In the first nine months of fiscal 2003, domestic revenues contributed 48% to the decline in total software license revenues, while international revenues contributed 52%. The decline in international software license revenues in the first nine months of fiscal 2003 as compared to the prior year corresponding period was primarily due to lower revenues in Europe and Asia Pacific, most notably in Japan, which were partially offset by higher revenues in Latin America. The decrease in total software license revenues in the third quarter and first nine months of fiscal 2003, as compared to the prior year corresponding periods, was primarily due to customers delaying or limiting their technology capital spending as a result of weak domestic and international economic conditions, which were exacerbated by the potential war in Iraq. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases to accommodate future customer growth. Software license revenues earned from large transactions, defined as software license transactions over $0.5 million, decreased 8% and 16% in the third quarter and first nine months of fiscal 2003, respectively, contributing to the decline in software license revenues. Large transactions as a percentage of total software license revenues decreased to 33% in the third quarter and first nine months of fiscal 2003 from 35% and 34% in the prior year corresponding periods.

The decline in the overall applications market has also contributed to the decline in the database technology revenues since various application vendors’ products, as well as our own applications products, utilize our database technology. Excluding the effect of foreign currency rate fluctuations, the decrease in database technology revenues in the third quarter of fiscal 2003 as compared to the prior year corresponding period was due to a 13% decline in both the United States and Europe. The decrease in applications revenues in the third quarter of fiscal 2003 as compared to the prior year corresponding period was due to a 15% and 17% decline in the United States and Europe, respectively, partially offset by a 26% and 71% increase in Asia Pacific and Latin America. In the first nine months of fiscal 2003, database technology revenues decreased as compared to the prior year corresponding period due to a 9%, 7% and 23% decline in the United States, Europe and Asia Pacific, respectively, partially offset by a 7% increase in Latin America. Applications revenues also decreased in the first nine months of fiscal 2003 as compared to the prior year corresponding period, due to a 37% and 14% decline in the United States and Europe, which was partially offset by an 11% and 40% increase in Asia Pacific and Latin America.

Excluding currency rate fluctuations, total sales and marketing expenses decreased in the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods due to reduced personnel expenditures as a result of lower headcount levels, as well as lower marketing expenses.

The decline in the total software license margin as a percent of revenues in the third quarter and first nine months of fiscal 2003 is primarily attributed to lower software license revenues as compared to the prior year corresponding periods.

Software License Updates and Product Support:    Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. The cost of providing support services consists largely of personnel related expenses.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Software License Updates and Product Support Revenues:
Domestic	$500	9%	9%	$459	$1,412	5%	5%	$1,346
International	505	24%	11%	408	1,451	17%	9%	1,245

Total revenues	$1,005	16%	10%	$867	$2,863	10%	7%	$2,591

Software License Updates and Product Support Expenses:
Domestic	$56	8%	8%	$52	$177	4%	4%	$170
International	64	5%	-5%	61	177	1%	-6%	176

Total expenses	$120	6%	1%	$113	$354	2%	-1%	$346

Margin:
Domestic	$444	9%	9%	$407	$1,235	5%	5%	$1,176
International	441	27%	13%	347	1,274	19%	12%	1,069

Total margin	$885	17%	11%	$754	$2,509	12%	8%	$2,245

Margin %:
Domestic	89%			89%	87%			87%
International	87%			85%	88%			86%
Total margin %	88%			87%	88%			87%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Software license updates and product support revenue growth rates are affected by the overall software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in the third quarter and first nine months of fiscal 2003 reflects an increase in the overall customer installed base as compared to the prior year corresponding periods, as well as improved renewal rates and more timely renewals. Excluding currency rate fluctuations, domestic revenues contributed 47% and 35% to the increase in total software license updates and product support revenues for the third quarter and first nine months of fiscal 2003 as compared to the corresponding prior year periods, while international revenues contributed 53% and 65%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses remained essentially flat in both the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods, due to a reduction of personnel related expenditures as a result of lower headcount levels, offset by slight increases in other operating expenses.

The software license updates and product support margin as a percent of revenues increased in the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods, as a result of increased revenues.

Services:    Services consist of consulting, advanced product services, and education related activities.

Consulting:    Consulting revenues are earned by providing services to customers in the implementation of our database technology and application products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002(2)	2003	Percent Change		2002(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Consulting Revenues:
Domestic	$219	-18%	-18%	$268	$718	-17%	-17%	$865
International	211	11%	-2%	190	600	-5%	-11%	629

Total revenues	$430	-6%	-11%	$458	$1,318	-12%	-14%	$1,494

Consulting Expenses:
Domestic	$169	-9%	-9%	$185	$544	-14%	-14%	$630
International	187	9%	-3%	172	567	3%	-3%	548

Total expenses	$356	0%	-6%	$357	$1,111	-6%	-9%	$1,178

Margin:
Domestic	$50	-40%	-40%	$83	$174	-26%	-26%	$235
International	24	33%	7%	18	33	-59%	-64%	81

Total margin	$74	-27%	-32%	$101	$207	-34%	-36%	$316

Margin %:
Domestic	23%			31%	24%			27%
International	11%			9%	6%			13%
Total margin %	17%			22%	16%			21%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

The decline in total consulting revenues in the third quarter as compared to the prior year corresponding period was due to weak economic conditions, both domestically and internationally, which have caused companies to delay or limit technology capital spending and product implementations. Excluding currency rate fluctuations, 92% of the decline in total consulting revenues in the third quarter of fiscal 2003 as compared to the prior year corresponding period, was attributed to lower domestic revenues, while international revenues contributed 8% to the decline. For the first nine months of fiscal 2003, domestic revenues contributed 67% to the decline of total consulting revenues, while international revenues contributed 33% as compared to the prior year corresponding period. The decline in international revenues in both the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding period is attributable to lower revenues in Europe, partially offset by higher revenues in Asia Pacific, most notably in Japan.

Excluding the effect of currency rate fluctuations, total consulting expenses decreased in the third quarter and the first nine months of fiscal 2003 as compared to the prior year corresponding periods, primarily due to a reduction of personnel related expenditures as a result of lower headcount levels, as well as controls over discretionary spending.

The domestic consulting margins as a percent of revenues decreased in the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods, as consulting revenues declined at a higher rate than consulting expenses. The international consulting margins as a percent of revenues increased marginally in the third quarter of fiscal 2003 as compared to the prior year corresponding period, as international consulting revenues declined at a lower rate than expenses. In the first nine months of fiscal 2003, international consulting margins as a percent of revenues decreased as compared to the prior year corresponding period primarily due to a deterioration of margins in Europe. Due to labor regulations in most countries throughout Europe, we were unable to quickly reduce headcount in response to deteriorating market conditions. The margins in Europe were also negatively affected due to high employee severance costs recorded in the second quarter of fiscal 2003.

Advanced Product Services:    Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical support services and hosting services that include outsourcing the management and maintenance of our database technology and application products. The cost of providing advanced product services consists primarily of personnel related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002(2)	2003	Percent Change		2002(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Advanced Product Services Revenues:
Domestic	$35	9%	9%	$32	$104	-11%	-11%	$117
International	28	-35%	-43%	43	86	-28%	-32%	119

Total revenues	$63	-16%	-21%	$75	$190	-19%	-22%	$236

Advanced Product Services Expenses:
Domestic	$21	-9%	-9%	$23	$67	-4%	-4%	$70
International	24	0%	-10%	24	68	-3%	-10%	70

Total expenses	$45	-4%	-10%	$47	$135	-4%	-7%	$140

Margin:
Domestic	$14	56%	56%	$9	$37	-21%	-21%	$47
International	4	-79%	-84%	19	18	-63%	-65%	49

Total margin	$18	-36%	-39%	$28	$55	-43%	-43%	$96

Margin %:
Domestic	40%			28%	36%			40%
International	14%			44%	21%			41%
Total margin %	29%			37%	29%			41%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

Excluding currency rate fluctuations, advanced product services revenues decreased in both the third quarter and first nine months of fiscal 2003, as compared to the prior year corresponding periods due to continued weak domestic and international economic conditions and a de-emphasis of certain services. Additionally, primarily in Europe, responsibility for performing certain on-site support services on a time and materials basis was transferred to the consulting line of business, which contributed to the reduction in international advance product services revenues.

Excluding the effect of currency rate fluctuations, total advanced product services expenses decreased in the third quarter and the first nine months of fiscal 2003 as compared to the prior year corresponding periods, primarily due to a reduction of personnel related expenditures as a result of lower headcount levels, partially offset by severance costs.

Due to the decline in advanced product services revenues, the total advanced product services margin as a percent of revenues decreased in both the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods.

Education:    Education revenues are earned by providing instructor led, media-based and internet-based training in the use of our software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002(2)	2003	Percent Change		2002(2)
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Education Revenues:
Domestic	$15	-29%	-29%	$21	$59	-27%	-27%	$81
International	39	-9%	-19%	43	130	-17%	-22%	157

Total revenues	$54	-16%	-21%	$64	$189	-21%	-23%	$238

Education Expenses:
Domestic	$18	0%	0%	$18	$54	-8%	-8%	$59
International	35	-5%	-15%	37	108	-5%	-11%	114

Total expenses	$53	-4%	-10%	$55	$162	-6%	-10%	$173

Margin:
Domestic	$(3)	-200%	-200%	$3	$5	-77%	-77%	$22
International	4	-33%	-46%	6	22	-49%	-50%	43

Total margin	$1	-89%	-90%	$9	$27	-58%	-59%	$65

Margin %:
Domestic	-20%			14%	8%			27%
International	10%			14%	17%			27%
Total margin %	2%			14%	14%			27%

(1)	Represents percent change excluding the effect of currency rate fluctuations.
(2)	Reflects reclassification of reimbursable expenditures as revenue in accordance with EITF 01-14.

The decline in education revenues is attributed to lower software license revenue growth rates, as well as the weak economic conditions that have resulted in a decline in customer discretionary spending. In addition, as a result of headcount reductions of information technology personnel across multiple industry sectors, the demand for technical product training has declined. Excluding currency rate fluctuations, domestic revenues contributed 37% to the decline in total education revenues in the third quarter of fiscal 2003, while international revenues contributed 63% to the decline. In the first nine months of fiscal 2003, domestic revenues contributed 38% to the decline in total education revenues, while international revenues contributed 62%.

Excluding the effect of currency rate fluctuations, total education expenses decreased in the third quarter and the first nine months of fiscal 2003 as compared to the prior year corresponding periods, primarily due to a reduction of personnel expenditures as a result of lower headcount levels.

Due to the decline in education revenues, the total education margin as a percent of revenues decreased in both the third quarter and first nine months of fiscal 2003 as compared to the prior year corresponding periods.

Research and Development Expenses:    Research and development expenses primarily consist of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts, because in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2003	Percent Change		2002	2003	Percent Change		2002
		Actual	Constant(1)			Actual	Constant(1)
Research and development	$301	6%	4%	$283	$882	11%	10%	$794

Percent of Total Revenues:
Research and development	13%			13%	13%			12%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Excluding the effect of currency rate fluctuations, research and development expenses increased in the third quarter of fiscal 2003, as compared to the prior year corresponding period due to a 10% and 4% increase in personnel in the database technology and applications development organizations, respectively. The increase in personnel expenses was partially lessened by the hiring of personnel in India, where personnel costs are significantly lower than in the United States and where we can provide product support 24 hours per day, seven days a week. In the first nine months of fiscal 2002, compensation expenses were reduced due to certain bonus payments being lower than what was previously accrued in the fourth quarter of fiscal 2001. The reversal of these bonus accruals in the first quarter of fiscal 2002 accounted for 37% of the increase in research and development expenses in the first nine months of fiscal 2003, while the remainder of the increase was attributed to higher personnel and related expenditures.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002		Percent Change		2002
(Dollars in millions)		Actual	Constant(1)		2003	Actual	Constant(1)
General and administrative	$115	10%	0%	$105	$325	8%	3%	$302

Percent of Total Revenues:
General and administrative	5%			5%	5%			4%

(1)	Represents percent change excluding the effect of currency rate fluctuations.

Excluding currency rate fluctuations, general and administrative expenses remained flat in the third quarter of fiscal 2003 as compared to the prior year corresponding period, primarily due to lower discretionary compensation expenses that offset a slight increase in headcount levels. In the first nine months of fiscal 2002, compensation expenses were reduced due to certain bonus payments being lower than what was previously accrued in the fourth quarter of fiscal 2001. The reversal of these bonus accruals in the first quarter of fiscal 2002 accounted for 31% of the increase in general and administrative expenses in the first nine months of fiscal 2003, while the remainder of the increase is attributed to increases in personnel and related expenditures.

Net Investment Losses Related to Equity Securities:    Net investment losses primarily relate to provisions for losses related to our investments in Liberate Technologies and other equity securities.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Liberate Technologies	$—	*	*	$—	$(87)	*	*	$—
Other equity securities	(6)	-14%	*	(7)	(21)	50%	*	(14)

Net investment losses	$(6)	*	*	$(7)	$(108)	*	*	$(14)

*	not meaningful

The increase in net investment losses in the first nine months of fiscal 2003 was primarily due to the impairment charge recorded for our investment in Liberate Technologies. Prior to the fourth quarter of 2002, we recognized unrealized gains and losses on our investment in Liberate Technologies as a component of equity. In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. Due to further declines in the market value of Liberate Technologies, we recognized additional impairment charges of $87.2 million in the first six months of fiscal 2003. During the three months ended February 28, 2003, the market value of our investment in Liberate Technologies increased by $13.4 million, which is reflected within stockholders’ equity as an unrealized gain on equity securities net of taxes. Our remaining investment in Liberate Technologies as of February 28, 2003 was $61.5 million, which includes the unrealized gain of $13.4 million.

Other Income, Net:    Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant(1)			Actual	Constant(1)
Interest income	$32	-6%	-11%	$34	$100	-26%	-28%	$135
Interest expense	(4)	-20%	0%	(5)	(12)	0%	0%	(12)
Foreign currency gains/(losses)	11	*	*	(13)	12	*	*	(14)
Minority interest	(6)	20%	20%	(5)	(19)	-27%	-27%	(26)
Other	6	*	*	(1)	9	*	*	(1)

Total other income, net	$39	*	*	$10	$90	*	*	$82

(1)	Represents percent change excluding the effect of currency rate fluctuations.
*	not meaningful

Other income, net increased in the third quarter of fiscal 2003 as compared to the prior year corresponding period, primarily due to foreign currency exchange gains, which were partially offset by lower interest income. In the first nine months of fiscal 2002, the Argentine Peso was devalued resulting in foreign currency exchange losses. In the third quarter of fiscal 2003, interest income decreased as a result of lower interest rates available in the capital markets. For the first nine months of fiscal 2003, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.9% as compared to 2.2% in the corresponding prior year period.

Provision for Income Taxes:    Our effective income tax rate was 31.1% and 32.6% for the three months and nine months ended February 28, 2003, respectively, as compared to 35.0% for the corresponding prior year periods. The fiscal 2003 effective tax rate is a blend of 34% on operating and other income reduced by a tax benefit at 40% on the impairment charges related to our investment in Liberate Technologies recorded in the first and second quarters, plus a benefit in the third quarter of fiscal 2003 resulting from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties. Our effective income tax rate on year to date operating and other income for the first nine months of fiscal 2003 was reduced to 34% in the second quarter of fiscal 2003 from 35% in the first quarter of fiscal 2003. The decrease in the estimated effective income tax rate on operating and other income, which is a weighted average of the annual estimated effective tax rates on our global entities, was due to changes in estimated profits and relative tax rates in the various tax jurisdictions. Our effective tax rate on operating income differs from the United States Federal statutory income tax rate primarily due to state taxes and earnings considered permanently reinvested in foreign operations.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2003	Change	May 31, 2002
Working capital	$4,425	-7%	$4,768
Cash, cash equivalents and short-term investments	$6,040	3%	$5,841

	Nine Months Ended February 28,
(Dollars in millions)	2003	Change	2002
Cash provided by operating activities	$2,197	2%	$2,158
Cash provided by (used for) investing activities	$846	168%	$(1,240)
Cash used for financing activities	$(2,162)	-18%	$(1,835)

Working capital:    Working capital is calculated by deducting current liabilities from current assets. Working capital decreased primarily due to $150 million of our senior notes due February 2004 being reclassified to current liabilities, as well as a decline in trade receivables partially offset by an increase in cash, cash equivalents and short-term investments and a decrease in income taxes payable.

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by February 29, 2004.

Cash flows provided by operating activities:    Cash flows from operating activities increased slightly as compared to the prior year corresponding period primarily due to net increases in various working capital components offset by a decrease in net income. The changes in these working capital accounts were primarily attributable to lower revenues as compared to the prior year corresponding period.

Cash flows provided by investing activities:    The increase in cash flows from investing activities primarily relates to the timing of purchase and maturities of investments. We expect to continue to invest in capital and other assets to support our growth.

Cash flows used for financing activities:    Negative cash flows from financing activities in the nine months ended February 28, 2003 and 2002, resulted primarily from common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock, and to invest in working capital and other assets to support our growth. Additionally, as explained below, in the second quarter of fiscal 2003 we settled our forward contract for $166.3 million in cash.

Prior to fiscal 2000, our Board of Directors approved a program to repurchase up to 1,096 million shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In both April 2001 and July 2002, our Board of Directors authorized an additional $3.0 billion for repurchases, for a total of $6.0 billion. Pursuant to the stock repurchase program, a total of 1,517.4 million shares have been repurchased as of February 28, 2003 for approximately $17.1 billion. During the first nine months of fiscal 2003, we repurchased 231.2 million shares of our common stock for approximately $2.2 billion and during the first nine months of fiscal 2002 we repurchased 137.4 million shares of our common stock for approximately $2.1 billion. At February 28, 2003, approximately $1.3 billion was available to repurchase stock pursuant to the stock repurchase program.

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease described in the paragraph below. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to stockholders’ equity.

In December 1996, we entered into a seven-year master lease facility with a banking institution that provided for the construction or purchase of up to $150.0 million of property and improvements to be leased by us. In May 1998, the master lease arrangement was amended to increase the facility by $32.0 million to a total of $182.0 million. Rent is payable quarterly in arrears over a term of seven years. Prior to November 2002, our obligations were collateralized by the forward contract described in the preceding paragraph. Subsequent to the settlement of the forward contract, the lease obligations have been collateralized by investments classified as non-current assets, which at February 28, 2003 were $173.9 million. We have an option to purchase the leased properties during the term of the lease for $167.7 million, which approximates the amount expended by the lessor to construct or purchase such properties. In the event that we do not exercise our purchase option, we have agreed to guarantee that the properties will have a specified residual value of 85% of their original cost, resulting in a residual guarantee of $142.5 million at February 28, 2003. Because the net present value of the minimum lease payments, including the 85% residual guarantee, was less than 90% of the fair value of the lease property at the inception of the lease, these leases are classified as operating leases. We currently intend to exercise our option to purchase the leased properties in the fourth quarter of fiscal 2003 for approximately $167.7 million in cash. None of our officers or employees has any financial interest in the lease facility.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates at February 28, 2003 were reduced to 4.71% for the 2004 senior notes and 3.43% for the 2007 senior notes.

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In the nine months ended February 28, 2003 and 2002, approximately 10% and 13% of our software license revenues were financed through our financing division.

We have no significant commitments for capital expenditures at February 28, 2003. However, as discussed above, we intend to exercise our option to purchase the leased properties for approximately $167.7 million in the fourth quarter of fiscal 2003. We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and investment needs through at least February 29, 2004.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 4%, and has averaged 1.3% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. While 4% is the maximum potential dilution from options granted in fiscal years 2000, 2001 and 2002, this maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 28, 2003, 24.4% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At February 28, 2003, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.0%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee approves any individual stock option grants up to 25,000 shares to non-executive officers. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the “Report of Committee on Compensation and Management Development of the Board of Directors on Executive Compensation” appearing in the our proxy statement dated September 6, 2002 for further information concerning the policies and procedures of our Compensation Committee regarding the use of stock options.

Options granted from fiscal year 2000 through fiscal 2002 are summarized as follows:

(shares in millions)
Options outstanding at May 31, 1999	480
Options granted	335
Options exercised	(239)
Cancellations	(122)

Options outstanding at May 31, 2002	454

Average annual options granted net of cancellations	71

Shares outstanding at May 31, 2002	5,431
Weighted average shares outstanding for the three years ended May 31, 2002	5,598

Options outstanding as a percent of shares outstanding at May 31, 2002	8.4%
In the money options outstanding (based on our February 28, 2003 stock price) as a percent of shares outstanding at May 31, 2002	6.1%
Average annual options granted, net of cancellations and before stock repurchases, as a percentage of average shares outstanding for the three years ended May 31, 2002	1.3%
Average annual options granted, net of cancellations and after stock repurchases, as a percentage of average shares outstanding for the three years ended May 31, 2002	-2.6%

Generally, we grant stock options to our existing employees on an annual basis. During the nine months ended February 28, 2003, we made our annual grant of options and other grants to purchase approximately 63.2 million shares of our stock, which resulted in a net grant of options for 50.4 million shares after deducting 12.8 million shares for cancelled options. The net options granted in the nine months ended February 28, 2003 after forfeitures represented 1.0% of our total outstanding shares of approximately 5,242 million as of February 28, 2003. For additional information about our employee stock option plan activity for the fiscal years 2000 through 2002, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please refer to our Annual Report on Form 10-K for the fiscal year ended May 31, 2002 and to Note 3 of Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, Statement 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement 148, Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted Statement 148 effective December 1, 2002 and have provided the disclosures required under Statement 148 in Note 3.

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have material effect on our consolidated financial position or results of operations.

Accounting for and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires certain guarantees to be recorded at fair value upon issuance of a guarantee, which is different from current practice, where a liability is recorded when a loss is probable and reasonably estimable. In addition, Interpretation 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. In general, Interpretation 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. We have applied the recognition provisions of Interpretation 45 prospectively to guarantees issued after December 15, 2002. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays and decreases of customer purchases. If demand for our software and related services continues to be weak, our revenue growth rates will be adversely affected. In addition, the war on terrorism and the potential for war or other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business will continue to be adversely affected.

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

Our success depends upon our ability to develop new products and enhance our existing products.    Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle9i Database, Oracle9iAS and Oracle E-Business Suite and we must also continue to introduce new products and services such as the Oracle Collaboration Suite and Outsourcing. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, or if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

Our sales forecasts may not consistently correlate to revenues in a particular quarter.    We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides some guidance in business planning and budgeting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in conversion rates that can be very difficult to estimate. The slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled. All of these trends have reduced and could continue to reduce the rate of conversion of the pipeline into contracts and consequently into revenues. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly and thereby adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall software license pipeline conversion rate in a particular period of time. Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure promptly in response to a decrease in our pipeline conversion rate.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

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

Our software license revenues in any quarter depend on orders booked and shipped in that particular quarter. Our operating expenses are based on our estimates of revenues and a high percentage of our expenses are fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large software license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion of our development centers in China and India. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	the difficulty of managing an organization spread over various countries;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	import and export licensing requirements;

•	political unrest, terrorism and the potential for war or other hostilities, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results. In particular, a softening in demand for software and services in any particular region, as was the case in Europe and several countries in Asia Pacific in the first nine months of fiscal 2003, can adversely affect our future operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar adversely affected revenues and operating results in fiscal 2002, but positively affected revenues and operating results in the first nine months of fiscal 2003. The United States dollar has continued to weaken relative to other currencies, particularly the Euro. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among our subsidiaries, our selling distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

Disruptions of our indirect sales channel could affect our future operating results.    In addition to marketing our products and services through our own direct sales and service forces, we market our products and services through indirect channels. Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators, and independent software vendors. We believe that our relationships with these channel participants enhance our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationship with channel participants were to deteriorate, if any of our competitors enter into strategic relationships or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining or expanding our relationships with these channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.    There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example in fiscal year 2002, had we accounted for stock-based compensation plans under Statement 123 as amended by Statement 148, earnings per share would have been reduced by $0.08 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 3 to the Condensed Consolidated Financial Statements and our discussion in the Employee Stock Options section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

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

We may need to change our pricing models to compete successfully.    The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and can adversely affect operating results. We have periodically changed our pricing model for our database management software and applications software and any broadly based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our software license revenues could decrease. Our software license revenues could also decline if our customers shift to operating systems on which we experience relatively greater price competition and resulting lower average software license prices. Additionally, although the distribution of applications through application service providers may provide a new market for our products, these new distribution methods could also reduce the price paid for our products or adversely affect other sales of our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced software license revenues resulting from lower prices would adversely affect our results.

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

Our outsourcing services may not be successful.    We offer outsourced services for our products through our E-Business Suite Outsourcing, Collaboration Suite Outsourcing and Technology Outsourcing services. Outsourcing is a new service offering and represents an unproven business for us. Outsourcing revenues to date have not been significant. Our outsourcing business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our outsourcing business is subject to a variety of risks including:

•	we may not be able to operate this business at an acceptable profit level;

•	we may not be able to expand our client base beyond current levels;

•	the expense of fulfilling our service level commitments may be greater than we anticipate;

•	we may have an inappropriate level of resources dedicated to the outsourcing business in relation to the number of clients;

•	because we will be hosting critical customer operations we could be exposed to significant damage claims in the event of system failures;

•	because outsourcing results in our hosting of customer data and other confidential information we have increased exposure to risk of claims around data security and privacy and misappropriation of customer confidential information; and

•	the laws and regulations applicable to hosted service providers is unsettled and we could have regulatory exposure in certain areas such as data privacy, data security, export compliance and workforce reduction claims as a result of customers transferring their information technology functions to us.

If we are unable to successfully exploit this business our future operating results could be adversely affected.

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

We periodically have restructured our sales force, which can be disruptive.    We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to the organization of our sales force in North America to focus separately on our database management software or applications software products and to simplify our coverage model. In the past, changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first nine months of fiscal 2003, our research and development expenses were $882 million, or 13.3% of our total revenues. Our plans for the remainder of fiscal 2003 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Business disruptions could affect our future operating results.    Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

Our sales to government clients subject us to risks including early termination, audits and investigations that can adversely affect our business.    We derive a substantial portion of our revenues from contracts with the United States government and its agencies and from contracts with state and local governments and their agencies. Governments and their agencies may terminate most of these contracts at any time, without cause.

Also, our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. If we were assessed any penalties or sanctions, our business and operating results could be adversely affected.

We may have exposure to additional tax liabilities.    As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

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

In addition, we are involved in income tax litigation. As discussed in Note 12 to the Condensed Consolidated Financial Statements, we have filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of our tax audits and litigation will not be different from what is reflected in our historical income tax provisions and accruals. Should we be assessed with additional taxes, there could be a material effect on our income tax provision and net income in the period or periods for which such determination is made.

We have exposure to additional non-income tax liabilities. We are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes.

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

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for our competitors and us.

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

We mitigate default risk by investing in only high credit quality securities that we believe to be low risk. We also diversify our portfolio so as to constrain the risk of loss that would result from a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes primarily marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Table of Investment Securities:

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our investment portfolio at February 28, 2003. The amortized principal amount approximates fair value at February 28, 2003.

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$4,088	1.90%
Short-term investments (91 days-1 year)	1,952	2.09%
Long-term investments (1-2 years)	224	1.34%

Total cash, cash equivalents and investments	$6,264	1.94%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, which is denominated in foreign currencies as shown below. See Foreign Currency Risk, discussed below, for a discussion of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Balance at February 28, 2003
Japanese Yen	$635
Euro	1,058
UK Pound	115
Chinese Renminbi	106
Canadian Dollar	22
Other currencies	558

Total foreign cash and cash equivalents	$2,494

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At February 28, 2003, the effective interest rates on the senior notes were reduced to 4.71% for the 2004 senior notes and 3.43% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps was $15.1 million at February 28, 2003 and is included in other assets in the accompanying condensed consolidated financial statements.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures in February 2004	$150.00	6.72%	-3.35%	1.34%	4.71%
Matures in February 2007	$150.00	6.91%	-4.82%	1.34%	3.43%

Foreign Currency Risk.    We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in other income, net in the accompanying condensed consolidated statements of operations were $9.0 million during the three months ended February 28, 2003 and $5.5 million during the nine months ended February 28, 2003. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were $15.7 million during the three months ended February 28, 2002 and $17.8 million during the nine months ended February 28, 2002. The fair value of the foreign currency exchange contracts was not material to our consolidated financial statements as of February 28, 2003.

Table of Forward Contracts:

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of February 28, 2003. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per Euro. The forward contracts mature in 90 days or less as of February 28, 2003. As of February 28, 2003, the notional contract amount and the weighted average exchange rates were as follows:

(Dollars in millions)	Exchange Foreign Currency for U. S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$17	$56	0.60
Brazilian Real	20	4	3.65
Canadian Dollar	11	12	1.52
Chilean Peso	5	1	754.90
Chinese Renminbi	67	—	8.27
Colombian Peso	1	—	2,978.20
Danish Krona	—	5	6.90
Euro	105	—	1.08
British Pound	—	16	1.58
Indian Rupee	—	17	47.65
Israeli Shekel	25	—	4.88
Japanese Yen	34	—	117.10
Korean Won	10	—	1,195.00
Mexican Peso	3	—	10.57
New Zealand Dollar	—	8	0.56
Peruvian New Sol	2	—	3.50
Philippine Peso	12	—	55.40
Polish Zloty	7	17	3.91
Saudi Arabian Riyal	24	—	3.75
Singapore Dollar	13	35	1.73
Slovakian Koruna	1	1	39.07
South African Rand	44	—	8.17
Swiss Franc	—	21	1.35
Thai Baht	1	—	43.76
Taiwan Dollar	—	18	34.65

Total	$402	$211

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swiss Franc	€1	€—	7.43
UK Pound	40	—	1.46
Swedish Krona	10	—	0.68
United States Dollar	—	22	1.08

Total	€51	€22

Equity Hedges.    Periodically, we hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net.

At February 28, 2003, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was not material to our condensed consolidated financial statements. The Yen equity hedge has a notional amount of $620.9 million and a weighted average exchange rate of 116.9 United States dollars for Yen. We previously had a Euro equity hedge that we settled on September 30, 2002 for an immaterial amount.

Net gains (losses) on equity hedges reported in stockholders’ equity relating to the effective portion of the net investment hedge were $(24.1) million and $(50.5) million for the third quarter and first nine months of fiscal 2003 and $47.3 million and $55.6 million the third quarter and first nine months of fiscal 2002. The net gain on equity hedges reported in other income, net relating to the ineffective portion of the net investment hedges was $2.1 million and $6.9 million for the third quarter and first nine months of fiscal 2003 and $2.5 million and $4.2 million for the third quarter and first nine months of fiscal 2002.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

The material set forth in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date:	March 21, 2003	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer

Date:	March 21, 2003	By:	/s/ JENNIFER L. MINTON
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

Date:	March 21, 2003	By:	/s/ LAWRENCE J. ELLISON
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

Date:	March 21, 2003	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer