Form 10-K
period 2003-05-31
ORACLE CORP /DE/
filed 2003-06-24
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $47,506,422,702 based on the number of shares held by non-affiliates of the registrant as of May 31, 2003, and based on the reported last sale price of common stock on November 29, 2002, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 13, 2003:  5,233,772,823

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 13, 2003.

ORACLE CORPORATION

FISCAL YEAR 2003

FORM 10-K

ANNUAL REPORT

i

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2004 fiscal year, which runs from June 1, 2003 to May 31, 2004.

PART I

Item 1.     Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market and distribute computer software that helps our customers manage and grow their businesses and operations. Our offerings include new software licenses, software license updates and product support and services, which include consulting, advanced product services and education. We also offer an integrated suite of business applications software and other business software infrastructure, including application server, collaborative software and development tools.

We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets. In fiscal 2003, we focused on improving our market position and enhancing our portfolio of products and services in each of our segments as described below. In addition, we reorganized our North American commercial sales force to focus separately on our database technology and applications software products and to simplify our sales coverage model.

Our goal is to provide our customers with scalable, reliable and secure database technology software and integrated business applications software that give them transactional efficiency and quality information at a low cost of total ownership.

Oracle Corporation was incorporated in 1986 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share cash tender offer for all of the outstanding shares of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion for approximately 317 million shares. On June 18, 2003, we increased the cash tender offer to $19.50 per share or approximately $6.2 billion. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility.

In connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future. While the outcome of these matters cannot be predicted with certainty, we believe we have meritorious defenses to these actions, and we will vigorously defend them.

Products and Services

We have five operating segments based on our product and service offerings: new software licenses, software license updates and product support, consulting, advanced product services and education. See Note 15 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

New Software Licenses

Our new software license line of business (formerly referred to as the licenses line of business) includes the licensing of database technology software and applications software. Our software platform is based on an internet architecture comprised of interconnected database servers, application servers and client computers or devices running web browsers. This architecture permits end users to access business data and applications through standard web browsers, while allowing enterprises to manage business information and applications from centralized locations. Database servers manage the underlying business information, while application servers run the business applications. These servers are typically managed by professional information technology managers. In contrast, traditional client/server computing architectures require that each client computer run and manage its own applications and also be updated every time an application changes. We believe that the network-centric design of our software for internet computing improves network performance and data quality and helps our customers better control installation, maintenance and training costs associated with information technology infrastructure. Our integrated, component based architecture can be designed around the specific needs of any industry and is supported on several different operating systems, including Linux, UNIX and Windows.

New software license revenues include all fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors or a maximum number of named users. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 34%, 36% and 42% of total revenues in fiscal 2003, 2002 and 2001, respectively. Other revenues, which include documentation and miscellaneous revenues, represented 1% of total revenues in fiscal 2003, 2002 and 2001.

Database Technology

Our database technology software provides a platform for developing and deploying applications on the internet and on corporate intranets. Database technology software products include database management software, application server software, collaboration software and development tools that allow users to create, retrieve and modify the various types of data stored in a computer system. New software license revenues from database technology products represented 28%, 29% and 33% of total revenues and 81%, 80% and 78% of new software license revenues in fiscal 2003, 2002 and 2001, respectively.

Oracle Database

The Oracle relational database management system is a key component of our internet platform and enables the storage, manipulation and retrieval of relational, object-relational, multi-dimensional and other types of data.

Oracle9i is designed to run applications with a very high degree of scalability and reliability across multiple computers clustered together. The Oracle database with Real Application Clusters acts as a single database in a cluster of computers linked together and does not require the data to be separated on multiple computers. Customers can simply add computers to the cluster and the database software adapts to utilize the additional computing resources, thereby significantly improving application scalability and availability without requiring users to modify their applications. Customers can achieve significant cost savings by scaling up and eliminating fail-over servers and by using lower cost hardware as the basis of the cluster, instead of larger, more expensive computers.

In addition to Oracle9i Real Application Clusters, Oracle9i Database contains features that facilitate customers’ ability to build, deploy and manage internet applications at lower costs. The key features of Oracle9i include improved database availability, functionality, enhanced security capabilities and an integrated infrastructure for building business intelligence applications.

Oracle Application Server

Oracle9i Application Server or Oracle9iAS, a consolidated software platform based on industry standards, makes it easier for developers to build and deploy web services, web sites and portals and web-based applications. Oracle9iAS supports a range of development languages and tools, including the latest J2EE technologies and complies with industry standards. In addition, Oracle9iAS incorporates clustering and caching technology, which significantly increases application reliability, performance, security and scalability.

Oracle9iAS comes with an integrated set of business intelligence software including Oracle Discoverer, Oracle Reports and Oracle Clickstream. Oracle Discoverer is an intuitive web-based ad hoc query, reporting and analysis tool for end users. Oracle Reports offers an enterprise-reporting tool for the production of high quality reports. Oracle Clickstream provides a facility to analyze web site traffic.

Oracle9iAS also includes Portal, which allows personalized portal sites to be rapidly developed and deployed, all with single sign on and security. Portal sites are assembled using ‘portlets,’ which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the Oracle9iAS Wireless Option, portal sites can be made available to any wireless device.

Oracle9iAS includes an enhanced Enterprise Integration platform that provides a comprehensive E-Business integration solution delivered as an integral feature of Oracle9iAS. The E-Business integration solution provides an open, standards-based infrastructure for enterprise application integration, business-to-business collaboration and web services integration in a single product.

Oracle Collaboration Suite

Oracle Collaboration Suite is a single, integrated suite that manages email and voicemail messages, facsimiles, calendaring, file sharing, search and workflow. The Oracle Collaboration Suite centralizes administration and lowers operating costs by consolidating email and file servers. Additionally, users are provided with one folder for their email, files, voicemail and facsimile messages. The Oracle Collaboration Suite is built on the Oracle9i Database and Oracle9iAS, supports enterprise-scale implementations and offers high-availability features like rapid server failover, disaster recovery and automated backup. With Oracle Collaboration Suite, users access all their communications content via desktop applications, the internet, personal digital assistants or mobile phones, improving communication and collaboration.

Oracle Developer Suite

Oracle Developer Suite is an integrated suite of development tools designed to facilitate rapid development of internet database applications and web services. Built on internet standards such as Java, J2EE, XML and HTML, the Developer Suite contains application development and business intelligence tools.

The Developer Suite includes Oracle JDeveloper, a Java development environment for modeling, building, debugging and testing enterprise-class J2EE applications and web services. In addition, the suite contains Oracle Designer, a tool that allows developers to model business processes and automatically generate enterprise database applications, and Oracle Forms Developer, a development tool for building database applications that can be deployed unchanged in both internet and client/server based environments.

The Developer Suite also includes Oracle Warehouse Builder to consolidate fragmented data and metadata pulled from packaged applications, custom applications and legacy applications. Oracle Warehouse Builder enables developers to graphically design the multidimensional database schema and to automatically generate and load the data warehouse.

Applications

We offer a fully integrated suite of applications built upon a unified information architecture. Our applications software can be accessed with standard web browsers and can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources. New software license revenues from applications software represented 6%, 7% and 9% of total revenues and 19%, 20% and 22% of new software license revenues in fiscal 2003, 2002 and 2001, respectively.

The Oracle E-Business Suite, which is offered as an entire suite or on a component basis, provides integrated enterprise information that enables companies to manage their business cycles on a global basis and to solve end-to-end business problems.

The Oracle E-Business Suite utilizes Oracle’s full technology stack, including database, application server and developer tools. The E-Business Suite is an open architecture, which can be integrated to legacy applications that exist in a customer’s environment.

The Oracle E-Business Suite applications combine business functionality with innovative technologies, such as workflow and self-service applications, that enable users to lower the cost of their business operations by providing customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Self-service applications automate a variety of business functions such as customer service and support, procurement, expense reporting and reimbursement. The Oracle E-Business Suite can also help companies automate and improve business processes associated with financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources.

Available in approximately 30 languages, Oracle’s E-Business Suite applications also allow companies to operate in multiple currencies and to support both global and local business practices and legal requirements.

Software License Updates and Product Support

Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, which is typically one year. Product support services include internet access to technical content, as well as internet and telephone access to technical support personnel. Product support is provided by local offices, as well as by our four global support centers located around the world. Software license updates and product support are generally priced as a percentage of the net new software license fees. Software license updates can be purchased separately from product support; however, only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase both license updates and product support upon the initial licensing of our software. In addition, most of these customers renew the software license updates and product support rights annually. Software license updates and product support revenues represented 41%, 37% and 30% of total revenues in fiscal 2003, 2002 and 2001, respectively. We believe that software license updates and product support represent a recurring source of revenues and will continue to grow if our installed base of software licenses continues to expand.

Consulting

Through Oracle Consulting, we globally deploy professionals who specialize in rapid design, implementation, deployment, upgrade and migration services for our database technology and applications software. We focus on implementing software with a number of consulting accelerators such as preconfigured business flows, all of which increase the pace at which our customers achieve value from our applications. Our consulting services help customers consolidate their information technology operations, integrate disparate systems and increase the security of their data assets. Oracle Consulting leverages several remote delivery channels, including offshore centers. Consulting revenues represented 19%, 20% and 21% of total revenues in fiscal 2003, 2002 and 2001, respectively.

Advanced Product Services

Our advanced product services offering includes remote database administration, performance monitoring and tuning, on-site technical support services and outsourcing services. Our outsourcing services include multi-featured software management and maintenance services. We provide outsourced services for products such as the Oracle E-Business Suite, Oracle9i Database, Oracle9iAS and Oracle Collaboration Suite. With Oracle E-Business Suite Outsourcing, customers gain access to their applications through a standard web browser and network connection. Oracle’s Technology Outsourcing administers, manages and maintains the Oracle9i Database, Oracle9iAS and Oracle Collaboration Suite. Customers can choose to have their servers located at our own data centers, where we maintain both the software and hardware, or they can place and manage the servers they are using at their own locations or at qualified third party locations and allow us to remotely manage the software. With either approach, we provide outsourced services that enable customers to lower information technology costs and improve their business efficiency. Although a new service offering, our outsourcing business has more than 500 customers worldwide. Advanced product services revenues represented 2%, 3% and 2% of total revenues in fiscal 2003, 2002 and 2001, respectively.

Education

Through Oracle University, we provide training to customers and partners as part of our mission of accelerating the adoption of Oracle technology around the world. Operating out of approximately 400 Oracle training centers and 200 delivery partner locations, Oracle University trains over 400,000 students in 65 countries each year on Oracle technology. Our training is provided primarily through instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-Roms. Oracle University’s curriculum is entirely Oracle-based, covering all aspects of Oracle 9i Database, Oracle 9iAS, Collaboration Suite, Developer Suite and E-Business Applications Suite products. At any point in time, there are over 300 instructor- led courses, over 1,000 hours of rich online course content and over 500 CD-Rom based course titles available. This curriculum is continuously updated for the latest versions of our software products. Education revenues represented 3%, 3% and 4% of total revenues in fiscal 2003, 2002 and 2001, respectively.

Marketing and Sales

Key Market Segments

We sell our products and services in three key market segments: the enterprise business market, the government market and the general business market. We define the enterprise business market segment as those businesses with total annual revenues over a specific amount, which may vary by country. In the United States, we define the enterprise business market segment as those businesses with total annual revenues of more than $1 billion. In the enterprise business market and government market segments, we believe that the most important considerations for our customers are performance, functionality, availability, product reliability, ease of use, security, quality of technical support and total cost of ownership, including the initial price and deployment costs, as well as ongoing maintenance costs. We define the general business market segment as those entities smaller than the enterprise businesses. In addition to the considerations noted above, we believe that the principal competitive factors for the general business market segment are strength in distribution and marketing, brand name recognition, ability to integrate with enterprise systems and product integration. We believe that we compete effectively in each of these markets, although the competition is intense in each market.

Sales Distribution Channels

In the United States, we market our products and services primarily through our own direct sales and service organization. Sales and service employees are based in our headquarters and in field offices located in approximately 60 metropolitan areas.

Outside the United States, we market our products and services primarily through our subsidiary sales and service organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

We also market our products through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Program. Our partners resell our products or combine our database, development tools and business applications with computer hardware, software application packages or services for subsequent redistribution and/or implementation.

The Oracle Partner Program allows us to pursue new business opportunities through partners as well as with direct customers. Partners in the program include consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators/implementers. Partners can also participate in the Oracle Technology Network and the Oracle Applications Network. These programs are specifically designed for the internet developer and business applications suite user communities, respectively. We provide applications, technology, education and technical support that enable our partners to effectively integrate our products into their business offerings. The combination of the Oracle technology stack, the Oracle E-Business Suite and our partners’ expertise broadens our exposure in new markets.

International

We conduct business in more than 87 countries around the world. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to exploit new markets for maturing products. Our results of operations could be affected by economic and political uncertainty or changes in the laws or policies in the countries in which we operate and by macroeconomic changes, including currency rate fluctuations, recessions and inflation. A summary of our domestic and international revenues and long-lived assets is set forth in Note 15 of Notes to Consolidated Financial Statements.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected revenues. Our quarterly results reflect distinct seasonality in the sale of our products and services, as our revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. See “Quarterly Results of Operations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K for a more complete description of the seasonality of our revenues and expenses.

Customers

Our customer base consists of a significant number of organizations of all sizes, from small businesses to the largest multinational organizations, government agencies, educational institutions and resellers. Our internet architecture supports the complex needs of the largest global organizations. Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically dispersed, users and diverse, heterogeneous computing environments. Typical customers have web-based implementations that handle very high volumes of business transactions with unpredictable usage volumes. Our primary industry markets include defense and government, education, financial services, technology, transportation, life sciences, insurance, telecommunications, manufacturing and healthcare. No single customer accounted for 10% or more of revenues in fiscal 2003, 2002 or 2001.

Competition

The software industry is intensely competitive and rapidly evolving. We compete in various markets including the database management system, data warehouse, collaboration, application server, development tools, applications, consulting and outsourcing markets. Total cost of ownership, performance, functionality, ease of use, product reliability, security and quality of technical support are the key competitive factors that face us in each of the markets in which we compete.

Our principal software competitors in the database management system and collaboration markets are International Business Machines Corporation and Microsoft Corporation. In the data warehousing market, our online analytical processing products compete primarily with those of Business Objects S.A., Cognos Incorporated, Hyperion Solutions Corporation and NCR Corporation. In the application server market, our competitors include BEA Systems, Inc., IBM and Microsoft. In the development tools market, we compete primarily against Borland Software Corporation, IBM and Microsoft. In the highly fragmented applications market, we compete against Microsoft, PeopleSoft, Inc., SAP Aktiengesellschaft Systeme, Siebel Systems, Inc. and many other application providers, as well as outsourced and in-house solutions for customers. In the consulting and outsourcing markets, we periodically compete against or collaborate with Accenture Ltd., Electronic Data Systems Corporation, IBM Global Services and as well as other smaller service providers. We may also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet.

Research and Development

We develop the majority of our products internally. In certain circumstances, we also purchase or license intellectual property rights. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent itself is essential to us or to any of our principal business segments.

Research and development expenditures were 12%, 11% and 10% of total revenues in fiscal 2003, 2002 and 2001, respectively. As a percentage of new software license revenues, research and development expenditures were 36%, 31% and 24% in fiscal 2003, 2002 and 2001, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our competitive position in these markets.

Employees

As of May 31, 2003, we employed 40,650 full-time employees, including 25,268 in sales and services, 916 in marketing, 9,429 in research and development and 5,037 in general and administrative positions. Of these employees, 17,968 were located in the United States and 22,682 were employed internationally.

None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries our employees are represented by worker councils. We have not experienced any work stoppages and believe that our employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.oracle.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey O. Henley	Executive Vice President, Chief Financial Officer and Director
Safra A. Catz	Executive Vice President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Charles E. Phillips, Jr.	Executive Vice President
George J. Roberts	Executive Vice President
Michael S. Rocha	Executive Vice President, Global Support Services
Charles A. Rozwat	Executive Vice President, Server Technologies
Derek H. Williams	Executive Vice President, Asia Pacific Sales and Consulting
Ronald A. Wohl	Executive Vice President, Applications Development
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
Jennifer L. Minton	Senior Vice President, Finance and Operations

Mr. Ellison, 58, is one of our co-founders and has been Chief Executive Officer since June 1977. Mr. Ellison has been Chairman of the Board since June 1995, served as Chairman of the Board from April 1990 until September 1992 and served as President of Oracle from May 1977 to June 1996.

Mr. Henley, 58, has been Executive Vice President and Chief Financial Officer since March 1991 and has been a Director since June 1995. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. Mr. Henley is a director of Computer Motion, Inc., a medical robotics company.

Ms. Catz, 41, has served as a Director since October 2001. She has been an Executive Vice President since November 1999 and served as Senior Vice President between April 1999 and October 1999. Prior to joining us, Ms. Catz was employed by Donaldson, Lufkin & Jenrette, a global investment bank, where she was a Managing Director from February 1997 to March 1999.

Mr. Block, 42, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. Mr. Block served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining us in 1986, Mr. Block was a Senior Consultant at Booz, Allen and Hamilton.

Mr. Giacoletto, 53, has been Executive Vice President for Europe, Middle East and Africa since June 2000 and Senior Vice President, Business Solutions, since November 1998. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining us, he was President of AT&T Solutions for Europe, since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Phillips, 43, has been an Executive Vice President since May 2003. Prior to joining us, Mr. Phillips was at Morgan Stanley & Co., Incorporated, a global investment bank, where he was a Managing Director from November 1995 to May 2003 and a Principal from December 1994 to November 1995. Prior to that, Mr. Phillips was an information technology officer as a Captain with the United States Marine Corps.

Mr. Roberts, 47, has been an Executive Vice President since June 1999 and until September 2002, was Executive Vice President, North America Sales. Mr. Roberts served as Senior Vice President North America Sales from July 1998 to May 1999, and as Senior Vice President, Business Online from April 1998 to June 1998. He took a leave of absence from July 1997 to April 1998. Mr. Roberts joined us in March 1990 and from June 1990 to June of 1997 served as Group Vice President, Central Commercial Sales.

Mr. Rocha, 38, has been Executive Vice President, Global Support Services since December 2002 and served as Senior Vice President, Global Support Services & Platform Technologies from December 2001 to November 2002. Mr. Rocha joined us in 1989 and has held various positions in business planning, engineering and product management including Senior Vice President Platform Technologies from August 1998 to November 2001 and Vice President Porting Technologies from September 1997 to July 1998.

Mr. Rozwat, 55, has been Executive Vice President, Server Technologies since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from May 1995 to November 1996. Prior to joining us, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Williams, 58, has been Executive Vice President, Asia Pacific since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. Mr. Williams served as Vice President, Asia Pacific, from April 1991 to July 1993. Mr. Williams joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wohl, 42, has been Executive Vice President, Applications Development since November 1999 and served as Senior Vice President, Applications Development, from December 1992 to October 1999. From September 1989 until December 1992, Mr. Wohl was Vice President and Assistant General Manager of the Systems Product Division.

Mr. Cooperman, 52, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining us, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which has since become Bingham McCutchen LLP), from October 1977 and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose office.

Ms. Minton, 42, has been Senior Vice President, Finance and Operations since October 2001. She served as Senior Vice President and Corporate Controller from April 2000 to September 2001 and Vice President and Corporate Controller from November 1998 to March 2000. Ms. Minton joined us in May 1989 and has held various positions in the finance organization including Assistant Corporate Controller and was a Vice President since August 1995.

Item 2.     Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.5 million square feet in Redwood City, California. We also own or lease office facilities consisting of approximately 8.4 million square feet in various locations in the United States and abroad.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 12 of Notes to Consolidated Financial Statements for information regarding our lease obligations.

Item 3.     Legal Proceedings

The material set forth in Note 17 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on The Nasdaq National Market under the symbol “ORCL” and has been traded on Nasdaq since our initial public offering in 1986. According to the records of our transfer agent, we had 26,716 stockholders of record as of May 31, 2003. The majority of our shares are held in approximately two million customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the number of total stockholders is less than two million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Low Sale Price	High Sale Price
Fiscal 2003:
Fourth Quarter	$10.68	$13.26
Third Quarter	10.53	13.11
Second Quarter	7.64	12.15
First Quarter	7.32	11.19
Fiscal 2002:
Fourth Quarter	$7.92	$15.99
Third Quarter	13.70	17.26
Second Quarter	10.76	15.58
First Quarter	12.00	19.77

Our policy has been to reinvest earnings to fund future growth and to repurchase our common stock under a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future.

Item 6.    Selected Financial Data

The following table sets forth selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	Year ended May 31,
(Dollars in millions, except per share amounts)	2003	2002	2001	2000		1999
Total revenues	$9,475	$9,673	$10,961	$10,231		$8,939
Operating income	3,440	3,571	3,777	3,080		1,873
Net income	2,307	2,224	2,561	6,297	(1)	1,290
Earnings per share—basic	0.44	0.40	0.46	1.11		0.22
Earnings per share—diluted	0.43	0.39	0.44	1.05		0.22
Working capital	5,069	4,768	5,046	5,021		2,401
Total assets	11,064	10,800	11,030	13,077		7,260
Long-term debt, net of current portion	175	298	301	301		304
Stockholders’ equity	6,320	6,117	6,277	6,461		3,695

(1)	Net income for fiscal 2000 includes a $4.0 billion gain, net of tax, resulting from the sale of shares in Oracle Japan, a majority owned subsidiary.

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

Revenue Recognition

We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and product support, and (3) services, which include consulting, advanced product services and education revenues. New software license revenues represent all fees earned from granting customers licenses to use our database technology and applications software, and excludes revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of new software license, software license updates and product support and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services include internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Software license updates can be purchased separately from product support; however, only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase both software license updates and product support upon the initial licensing of our software. In addition, most of these customers renew the software license updates and product support rights annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described above. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge; or (4) where the software license payment is tied to the performance of consulting services.

Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical support services and outsourcing. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, where such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2003, 2002 and 2001 approximately 11%, 13% and 16% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Allowances for Doubtful Accounts and Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement 48. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 17 of Notes to Consolidated Financial Statements for a description of our material legal proceedings not in the ordinary course of business.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2003, the cumulative earnings upon which United States income taxes have not been provided are approximately $3.1 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings is $690.7 million.

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present that information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the exchange rates in effect during current period. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on the last day of both fiscal 2003 and 2002, our financial statements would reflect revenues of $1.2 million in fiscal 2003 (using 0.8512 as the exchange rate) and $0.9 million in fiscal 2002 (using 1.0707 as the exchange rate). The constant currency presentation would translate the fiscal 2003 results using the fiscal 2002 exchange rate and indicate, in this example, no change in fiscal 2003 revenues from those in fiscal 2002. We present this constant currency information in order to allow investors to assess how our underlying business performed excluding the effect of currency rate fluctuations. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Total Revenues:
Americas	$4,844	-8%	-7%	$5,293	-17%	-16%	$6,350
EMEA	3,254	7%	-6%	3,050	-2%	-2%	3,120
APAC	1,377	4%	-1%	1,330	-11%	-5%	1,491

Total revenues	9,475	-2%	-6%	9,673	-12%	-10%	10,961

Total Operating Expenses	6,035	-1%	-5%	6,102	-15%	-14%	7,184

Total Operating Margin	$3,440	-4%	-9%	$3,571	-5%	-4%	$3,777

Total Operating Margin %	36%			37%			34%

% Revenues by Geography:
Americas	51%			55%			58%
EMEA	34%			31%			28%
APAC	15%			14%			14%

Fiscal 2003 Compared to Fiscal 2002:    Total revenues declined in fiscal 2003 primarily due to lower new software license, consulting and education revenues. The decline in total revenues is primarily attributable to continued weak economic conditions, both domestically and internationally, that have resulted in customers delaying or limiting their technology spending. The weak economy has caused customers to continue to exercise caution over spending. Total revenues were favorably affected by currency rate fluctuations. The favorable currency rate fluctuations were due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, Americas revenues contributed 63% to the decline in total revenues in fiscal 2003, EMEA revenues, which are comprised of Europe, the Middle East and Africa, contributed 34% and Asia Pacific revenues contributed 3%.

Excluding currency rate fluctuations, total operating expenses decreased due to lower salary expenses as a result of lower personnel levels and related expenditures, tighter controls over discretionary spending and productivity improvements. International operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, Americas contributed 48% to the decline in total operating expenses in fiscal 2003, while EMEA contributed 65%, offset by an increase in Asia Pacific.

Operating margins as a percentage of total revenues decreased from 37% to 36%, primarily due to the decline in total revenues. International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Fiscal 2002 Compared to Fiscal 2001:    Total revenues declined in fiscal 2002 primarily due to lower new software license, consulting and education revenues. The decrease in revenues resulted from weak economic conditions, particularly in the United States. International revenues were unfavorably affected as a result of the strong United States dollar relative to certain other major international currencies. Excluding the effect of currency rate fluctuations, Americas revenues contributed 89% to the decline in total revenues in fiscal 2002, EMEA revenues contributed 5% and Asia Pacific revenues contributed 6%.

Total operating expenses decreased due to lower sales commissions and bonuses that resulted from lower new software license and consulting revenues, the elimination of discretionary bonuses for the United States operations, lower personnel levels and related expenditures, tighter controls over discretionary spending and productivity improvements. International operating expenses were favorably affected as a result of the strong United States dollar relative to certain other major international currencies. Excluding the effect of currency rate fluctuations, Americas contributed 75% to the decline in total operating expenses in fiscal 2002, EMEA contributed 18% and Asia Pacific contributed 7%.

Despite the significant decrease in revenues, operating margins as a percentage of total revenues increased to 37% due to lower personnel levels and related expenditures, as well as tighter controls over discretionary spending.

New Software License and Other:    New software license revenues represent fees earned from granting customers licenses to use our database technology and application software products, and exclude revenues derived from software license updates, which are included in software license updates and product support. Other revenues include documentation and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
New Software License and Other Revenues:
Americas	$1,426	-15%	-13%	$1,671	-36%	-35%	$2,604
EMEA	1,225	5%	-8%	1,167	-8%	-8%	1,265
APAC	619	-8%	-12%	675	-19%	-14%	838

Total revenues	3,270	-7%	-11%	3,513	-25%	-24%	4,707

Sales and Marketing Expenses	2,072	-6%	-5%	2,209	-18%	-14%	2,691

Total Margin	$1,198	-8%	-9%	$1,304	-35%	-34%	$2,016

Total Margin %	37%			37%			43%

% Revenues by Geography:
Americas	44%			48%			55%
EMEA	37%			33%			27%
APAC	19%			19%			18%

Revenues by Product:
Database technology	$2,618	-4%	-9%	$2,739	-23%	-21%	$3,562
Applications	605	-14%	-17%	703	-31%	-31%	1,022

Total revenues by product	3,223	-6%	-11%	3,442	-25%	-24%	4,584
Other revenues	47	-34%	-36%	71	-42%	-41%	123

Total new software license and other revenues	$3,270	-7%	-11%	$3,513	-25%	-24%	$4,707

Fiscal 2003 Compared to Fiscal 2002:    The decline in new software license revenues was primarily due to customers delaying or limiting their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, decreased by 11% in fiscal 2003, contributing to the decline in new software license revenues. New software license revenues generated from large transactions declined slightly as a percentage of total new software license revenues from 37% in fiscal 2002 to 36% in fiscal 2003. Excluding the effect of currency rate fluctuations, Americas revenues contributed 53% to the decline in new software license revenues in fiscal 2003, EMEA revenues contributed 26% and Asia Pacific revenues contributed 21%.

Despite the decline in database technology revenues, we believe that we are the leading database supplier in the markets we serve. We believe that the decrease in database technology revenues is due to the economic factors discussed above, which have resulted in a decrease in the size of the database market, a slow down in the growth of the applications market, as well as a shift from our Database Enterprise Edition to our Database Standard Edition, which has fewer features and a lower price. We also believe that applications software revenues decreased primarily due to the economic factors discussed above.

Sales and marketing expenses decreased due to lower personnel and related expenditures, as well as tighter controls over discretionary spending. The overall decrease in new software license margin is primarily due to the decrease in new software license revenues, partially offset by lower sales and marketing expenses.

Fiscal 2002 Compared to Fiscal 2001:    The decrease in new software license revenues was primarily due to weak economic conditions, both domestically and internationally, that caused our customers to delay or lower their technology capital spending. Of particular note, the economic weakness of the “dot.com,” telecommunications and high technology industries negatively affected demand for our database technology and applications products. These weak economic conditions, combined with a concerted effort to limit large discounts, have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. Consequently, the percentage of new software license revenues generated from large transactions decreased from 46% of total new software license revenues in fiscal 2001 to 37% of total new software license revenues in fiscal 2002, contributing to the decline in new software license revenues.

Sales and marketing expenses decreased due to lower sales commissions and bonuses as a result of lower new software license revenues and sales personnel levels, as well as tighter controls over discretionary spending. The overall decrease in new software license margin is primarily due to the decrease in new software license revenues, partially offset by lower sales and marketing expenses.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Software License Updates and Product Support Revenues:
Americas	$2,170	4%	6%	$2,077	5%	6%	$1,974
EMEA	1,272	22%	7%	1,043	10%	11%	949
APAC	487	16%	10%	420	11%	18%	378

Total revenues	3,929	11%	7%	3,540	7%	9%	3,301

Expenses	474	3%	-2%	462	-16%	-15%	551

Total Margin	$3,455	12%	8%	$3,078	12%	14%	$2,750

Total Margin %	88%			87%			83%

% Revenues by Geography:
Americas	55%			59%			60%
EMEA	32%			29%			29%
APAC	13%			12%			11%

Fiscal 2003 Compared to Fiscal 2002:    Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in fiscal 2003 reflects an increase in the overall customer installed base as compared to the prior year, as well as improved renewal rates and more timely renewals. Excluding the effect of currency rate fluctuations, Americas revenues contributed 50% to the growth in software license updates and product support revenues in fiscal 2003, EMEA revenues contributed 33% and Asia Pacific revenues contributed 17%.

Excluding the effect of currency rate fluctuations, software license and product support expenses decreased slightly due to controls over non-headcount related operating expenses. The software license and product support margin as a percent of revenues increased in fiscal 2003 as compared to the prior year, as a result of increased revenues.

Fiscal 2002 Compared to Fiscal 2001:    Software license updates and product support revenues grew more slowly in fiscal 2002 as compared to the prior year as a result of the decrease in new software license revenues in fiscal 2002, and the weak new software license revenue growth rate experienced in the second half of fiscal 2001. Excluding the effect of currency rate fluctuations, Americas revenues contributed 41% to the growth in software updates and product support revenues in fiscal 2002, EMEA revenues contributed 37% and Asia Pacific revenues contributed 22%.

Software license updates and product support expenses decreased in fiscal 2002 primarily due to the elimination of discretionary employee bonuses. The software license updates and product support margin as a percentage of revenues increased to 87% in fiscal 2002 from 83% in fiscal 2001, primarily due to increased revenues.

Services

Services consist of consulting, advanced product services and education.

Consulting:    Consulting revenues are earned by providing services to customers specializing in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Consulting Revenues:
Americas	$999	-19%	-18%	$1,236	-13%	-12%	$1,418
EMEA	583	-5%	-16%	613	-8%	-7%	666
APAC	179	35%	27%	133	-23%	-18%	173

Total revenues	1,761	-11%	-14%	1,982	-12%	-11%	2,257

Expenses	1,472	-3%	-7%	1,522	-19%	-17%	1,875

Total Margin	$289	-37%	-38%	$460	20%	21%	$382

Total Margin %	16%			23%			17%

% Revenues by Geography:
Americas	57%			62%			63%
EMEA	33%			31%			29%
APAC	10%			7%			8%

Fiscal 2003 Compared to Fiscal 2002:    The decline in total consulting revenues in fiscal 2003 was primarily due to weak economic conditions, both domestically and internationally, which have caused companies to delay or limit technology spending and product implementations.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses is due to a reduction of personnel related expenditures as a result of lower headcount levels, as well as controls over discretionary spending. The consulting margin as a percentage of revenues declined to 16% in fiscal 2003, as consulting revenues declined at a higher rate than consulting expenses. In Europe, the consulting margins deteriorated more significantly than margins in other geographies. Due to labor regulations in most countries throughout Europe, we were unable to reduce headcount quickly in response to deteriorating market conditions. The margins in Europe were also negatively affected by high employee severance costs recorded in the second and fourth quarters of fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001:    Consulting revenues decreased due to weak economic conditions, both domestically and internationally, which have caused companies to delay technology capital spending and product implementations.

Consulting expenses decreased due to efficiency gains resulting from the consolidation of the domestic consulting organizations, reductions in personnel, the elimination of a portion of discretionary employee bonuses and tighter controls over discretionary spending. As a result, despite lower revenues, the consulting margin as a percentage of revenues increased to 23% in fiscal 2002.

Advanced Product Services:    Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical services and outsourcing services. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. The cost of providing advanced product services consists primarily of personnel related expenditures.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Advanced Product Services Revenues:
Americas	$150	-16%	-14%	$178	8%	9%	$165
EMEA	78	-31%	-39%	113	18%	18%	96
APAC	29	-3%	-10%	30	30%	32%	23

Total revenues	257	-20%	-23%	321	13%	14%	284

Expenses	182	-3%	-7%	188	15%	16%	164

Total Margin	$75	-44%	-46%	$133	11%	12%	$120

Total Margin %	29%			41%			42%

% Revenues by Geography:
Americas	59%			56%			58%
EMEA	30%			35%			34%
APAC	11%			9%			8%

Fiscal 2003 Compared to Fiscal 2002:    Advanced product services revenues decreased in fiscal 2003 due to continued weak domestic and international economic conditions and a de-emphasis of certain services. Additionally, primarily in Europe, responsibility for performing certain on-site support services on a time and materials basis was transferred to the consulting line of business, which contributed to the reduction in advanced product services revenues.

Excluding the effect of currency rate fluctuations, total advanced product services expenses decreased primarily due to a reduction of personnel related expenditures as a result of lower headcount levels. Due to the decline in advanced product services revenues, the total advanced product services margin as a percent of revenues decreased to 29% in fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001:    Advanced product services revenues increased in fiscal 2002, primarily due to an increased focus on certain services, particularly annual on-site technical support services.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased primarily due to higher personnel related expenditures as a result of increased headcount levels. The total advanced product services margin as a percent of revenues decreased slightly to 41% in fiscal 2002.

Education:    Education revenues are earned by providing instructor led and media based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Education Revenues:
Americas	$99	-24%	-23%	$131	-31%	-30%	$189
EMEA	96	-16%	-25%	114	-21%	-20%	144
APAC	63	-13%	-16%	72	-9%	-3%	79

Total revenues	258	-19%	-22%	317	-23%	-21%	412

Expenses	214	-9%	-13%	234	-24%	-22%	307

Total Margin	$44	-47%	-50%	$83	-21%	-19%	$105

Total Margin %	17%			26%			25%

% Revenues by Geography:
Americas	38%			41%			46%
EMEA	37%			36%			35%
APAC	25%			23%			19%

Fiscal 2003 Compared to Fiscal 2002:    The decline in education revenues is attributable to lower new software license revenue growth rates, as well as weak economic conditions that have resulted in a decline in customer discretionary spending. In addition, as a result of headcount reductions of information technology personnel across multiple industry sectors, the demand for technical product training has declined. Excluding the effect of currency rate fluctuations, Americas revenues contributed 42% to the decline in education revenues in fiscal 2003, EMEA revenues contributed 41% and Asia Pacific revenues contributed 17%.

Education expenses decreased due to reductions in personnel and related expenditures and tighter controls over discretionary spending. The education margins as a percentage of revenue decreased to 17% in fiscal 2003, as revenues declined at a faster rate than expenses.

Fiscal 2002 Compared to Fiscal 2001:    The decline in education revenues in fiscal 2002 was due to the decrease in new software license revenues in fiscal 2002 and a decline in customer discretionary spending as a result of weak economic conditions, both domestically and internationally. Excluding the effect of currency rate fluctuations, Americas revenues contributed 63% to the decline in education revenues in fiscal 2002, EMEA revenues contributed 34% and Asia Pacific revenues contributed 3%.

Education expenses decreased due to reductions in personnel and related expenditures and tighter controls over discretionary spending. Although education margins decreased, the education margins as a percentage of revenue increased to 26% in fiscal 2002, due to tighter controls over spending.

Research and Development Expenses:    Research and development expenses primarily consist of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts, because in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Expenses	$1,180	10%	8%	$1,076	-6%	-5%	$1,139
Percent of Total Revenues	12%			11%			10%

Fiscal 2003 Compared to Fiscal 2002:    Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2003 due to a 9% and 1% increase in personnel in the database technology and applications development organizations, respectively. The increase in personnel expenses was partially lessened by the hiring of personnel in India, where personnel costs are significantly lower than in the United States.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Expenses	$441	7%	2%	$411	-10%	-8%	$457
Percent of Total Revenues	5%			4%			4%

Fiscal 2003 Compared to Fiscal 2002:    Excluding the effect of currency rate fluctuations, general and administrative expenses grew slightly due to increased headcount.

Fiscal 2002 Compared to Fiscal 2001:    General and administrative expenses decreased primarily due to lower compensation related expenditures including the elimination of discretionary employee bonuses, as well as savings from productivity efficiencies and cost controls.

Net Investment Losses Related to Equity Securities:    Net investment losses primarily relate to provisions for losses related to Liberate Technologies and investments in other companies.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Liberate Technologies	$(87)	*	*	$(174)	*	*	$—
Other investments	(24)	*	*	(70)	*	*	(17)

Net investment losses	$(111)	*	*	$(244)	*	*	$(17)

* not meaningful

Fiscal 2003 Compared to Fiscal 2002:    The decrease in net investment losses in fiscal 2003 as compared to fiscal 2002 was primarily due to a lower impairment charge recorded for our investment in Liberate Technologies. In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months. Due to further declines in the market value of Liberate Technologies, we recognized an additional impairment charge of $87.2 million in the first six months of fiscal 2003. During the second half of fiscal 2003, the market value of our investment in Liberate Technologies increased by $41.7 million, which is reflected within stockholders’ equity as an unrealized gain on equity securities, net of taxes. The carrying value of our remaining investment in Liberate Technologies as of May 31, 2003 was $89.8 million, which includes the unrealized gain of $41.7 million.

In fiscal 2003 and 2002, we recognized $23.9 million and $70.0 million of impairment losses related to other investments, which include investments in privately held companies, venture funds and publicly traded companies. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees. The carrying value of our remaining other investments as of May 31, 2003 was $64.8 million.

Fiscal 2002 Compared to Fiscal 2001:    The increase in net investment losses was primarily due to the impairment charge recorded for our investment in Liberate Technologies. The carrying value of our investment in Liberate at May 31, 2002 was $135.3 million. In addition, we also reduced the carrying value of certain other investments to their estimated net realizable value during fiscal 2002. The carrying value of our remaining other investments at May 31, 2002 was $85.7 million.

Other Income, Net:    Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains and losses and the minority interest share in the net profits of Oracle Japan.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	Actual	Constant	2001
Interest income	$129	-22%	-25%	$166	-43%	-42%	$289
Interest expense	(16)	-20%	-15%	(20)	-17%	-6%	(24)
Foreign currency gains (losses)	8	*	*	(21)	*	*	(10)
Minority interest	(33)	*	*	(36)	*	*	(39)
Other	8	*	*	(8)	*	*	(5)

Total other income, net	$96	*	*	$81	*	*	$211

* not meaningful

Fiscal 2003 Compared to Fiscal 2002:    Other income, net increased in fiscal 2003 as compared to fiscal 2002, primarily due to foreign currency exchange gains, which were partially offset by lower interest income. In fiscal 2002, the Argentine Peso was devalued resulting in foreign currency exchange losses. In fiscal 2003, interest income decreased as a result of lower interest rates available in the capital markets. In fiscal 2003, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.6% as compared to 2.0% in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001:    The decrease in other income, net was primarily due to lower interest income attributable to lower interest rates available in the capital markets. The weighted average interest rate earned on cash, cash equivalents and investments during fiscal 2002 decreased to 2.0% from 4.5% in fiscal 2001.

Provision for Income Taxes:    Our effective income tax rates were 32.6%, 34.7% and 35.5% in fiscal 2003, 2002 and 2001, respectively. The effective tax rate in all periods is the result of the mix of our and our subsidiaries taxable income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes, earnings considered as permanently reinvested in foreign operations, reduced by the 40% effective tax benefit on the impairment charges on our investment in Liberate Technologies and, in fiscal 2003, a benefit resulting from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax related litigation.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2003, the cumulative earnings upon which United States income taxes have not been provided were approximately $3.1 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $690.7 million.

Under FASB Statement No. 109, Accounting for Income Taxes, deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

At May 31, 2003, we had net operating loss carryforwards, resulting in a $10.9 million deferred tax asset, which originated from acquired domestic subsidiaries. We expect to utilize all of these loss carryforwards, which expire between 2004 and 2019. We also have loss carryforwards of $71.5 million in certain foreign subsidiaries, resulting in deferred tax assets of approximately $21.3 million, which expire at various dates: $2.4 million in 2005, $11.4 million in 2007, $8.4 million in 2008, $1.7 million in 2010, $9.6 million in 2011, $6.1 million in 2013 and the remaining balance of $31.9 million has no expiration.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically, has been the highest quarter. We expect this trend to continue in the first quarter of fiscal 2004. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer.

We expect the total revenue growth in the first quarter of fiscal 2004 to range between 4% and 7%, while the new software license revenue growth is expected to range between 2% and 12%. In addition, we anticipate reported earnings per share to range between $0.07 and $0.08, depending on actual revenue growth rates. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. We undertake no specific obligation to provide any updates regarding these estimates.

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The sum of the quarterly financial information may vary from the annual data due to rounding.

	Fiscal 2003 Quarter Ended (Unaudited)
(in millions, except per share data)	August 31	November 30	February 28	May 31
Revenues	$2,028	$2,309	$2,307	$2,832
Operating income	$580	$794	$796	$1,271
Net income	$343	$535	$571	$858
Earnings per share—basic	$0.06	$0.10	$0.11	$0.16
Earnings per share—diluted	$0.06	$0.10	$0.11	$0.16

	Fiscal 2002 Quarter Ended (Unaudited)
(in millions, except per share data)	August 31	November 30	February 28	May 31
Revenues	$2,265	$2,380	$2,254	$2,774
Operating income	$746	$820	$779	$1,226
Net income	$511	$549	$508	$656
Earnings per share—basic	$0.09	$0.10	$0.09	$0.12
Earnings per share—diluted	$0.09	$0.10	$0.09	$0.12

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,
(in millions)	2003	Change	2002	Change	2001
Working capital	$5,069	6%	$4,768	-6%	$5,046
Cash and cash equivalents and short-term investments	$6,519	12%	$5,841	-1%	$5,887
Cash provided by operating activities	$3,023	-4%	$3,135	48%	$2,124
Cash provided by (used for) investing activities	$895	144%	$(2,030)	-69%	$(1,200)
Cash used for financing activities	$(2,454)	0%	$(2,465)	35%	$(3,806)

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include all investments with original maturities of greater than 90 days that mature in fiscal 2004. Cash, cash equivalents and short-term investments include $5.0 billion held by our foreign subsidiaries, $3.1 billion of which we consider permanently reinvested outside of the United States. These earnings would be subject to United States income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $690.7 million.

Improved timeliness in the collection of accounts receivable has contributed to the increase in cash, cash equivalents and short-term investments in fiscal 2003. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 61, 66 and 67 in the fourth quarter of fiscal 2003, 2002 and 2001, respectively.

Cash flows from operating activities:

Fiscal 2003 Compared to Fiscal 2002:    Cash flows from operating activities decreased in fiscal 2003, primarily due to an increase in income tax payments partially offset by a decline in compensation and bonus payments.

Fiscal 2002 Compared to Fiscal 2001:    Although net income decreased in fiscal 2002, cash flows from operating activities increased due to large tax payments made in fiscal 2001 related to the sale of Oracle Japan and Liberate common stock in fiscal 2000. Excluding these tax payments, cash provided by operating activities would have decreased slightly from fiscal 2001 to fiscal 2002.

Cash flows from investing activities:

The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments. We expect to continue to invest in capital and other assets to support our growth.

Cash flows from financing activities:    We incurred negative cash flows from financing activities in fiscal 2003, 2002 and 2001 primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock and to invest in working capital and other assets to support our growth.

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,556.5 million shares have been repurchased as of May 31, 2003 for approximately $17.6 billion. We repurchased 270.4 million shares for $2.7 billion, 210.1 million shares for $2.8 billion and 141.6 million shares for $4.3 billion in fiscal 2003, 2002 and 2001, respectively. At May 31, 2003, approximately $2.8 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements leased by us. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital. In May 2003, we exercised an option under the master lease facility and purchased the leased properties for $168.3 million.

We have an option to acquire an office building and the underlying land, which we currently occupy under an operating lease. The option price is $46.2 million and we currently plan to acquire this property in the first quarter of fiscal 2004.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes as of May 31, 2003, were reduced to

4.66% on the February 2004 senior notes and 3.38% on the February 2007 senior notes. Additionally, at May 31, 2003, we had notes payable of $9.5 million due in fiscal 2005.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of May 31, 2003:

	Year Ending May 31,
(Dollars in millions)	2004	2005	2006	2007	2008	Thereafter	Total
Principal and interest payments on senior notes	$168	$10	$10	$158	$–	$–	$346
Notes payable	–	10	–	–	–	–	10
Operating leases	125	93	67	46	39	137	507
Option to purchase facility under operating lease	46	–	–	–	–	–	46

Total commitments	$339	$113	$77	$204	$39	$137	$909

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In fiscal 2003, 2002 and 2001, approximately 11%, 13% and 16%, respectively, of our new software license revenues were financed through our financing division.

On June 9, 2003, we commenced an unsolicited $16.00 per share cash tender offer for all of the outstanding shares of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion for approximately 317 million shares. On June 18, 2003, we increased the cash tender offer to $19.50 per share or approximately $6.2 billion. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility.

In connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future. While the outcome of these matters cannot be predicted with certainty, we believe we have meritorious defenses to these actions, and we will vigorously defend them.

We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and the revolving credit facility discussed above will be sufficient to meet our working capital, capital expenditure and investment needs through at least May 31, 2004.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.8% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At May 31, 2003, 25.1% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At May 31, 2003, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.7%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee approves any individual stock option grant up to 25,000 shares to non-executive officers.

Options granted from fiscal year 2001 through fiscal 2003 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2000	592
Options granted	144
Options exercised	(186)
Cancellations	(95)

Options outstanding at May 31, 2003	455

Average annual options granted, net of cancellations	16

Shares outstanding at May 31, 2003	5,233
Weighted average shares outstanding for the three years ended May 31, 2003	5,472

Options outstanding as a percent of shares outstanding at May 31, 2003	8.7%

In the money options outstanding (based on our May 31, 2003 stock price) as a percent of shares outstanding at May 31, 2003	6.5%

Average annual options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding for the three years ended May 31, 2003	0.3%

Average annual options granted, net of cancellations and after stock repurchases, as a percent of weighted average shares outstanding for the three years ended May 31, 2003	-3.5%

Generally, we grant stock options to our existing employees on an annual basis. During the year ended May 31, 2003, we made our annual grant of options and other grants to purchase approximately 66.1 million shares of our stock, which resulted in a net grant of options for 49.6 million shares after deducting 16.5 million shares for cancelled options. The net options granted in the year ended May 31, 2003 after cancellations represented 0.9% of our total outstanding shares of approximately 5,233 million as of May 31, 2003. For additional information about our employee stock option plan activity for the fiscal years 2001 through 2003, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, see Note 3 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46

establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted Statement 150 on June 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. The general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays and decreases of customer purchases. If demand for our software and related services continues to be weak, our revenue growth rates will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results. If economic and market conditions do not improve, our business will continue to be adversely affected.

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

Our success depends upon our ability to develop new products and enhance our existing products.    Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle9i Database, Oracle9iAS and Oracle E-Business Suite and we must also continue to introduce new products and services such as the Oracle Collaboration Suite and Outsourcing. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

Our sales forecasts may not consistently correlate to revenues in a particular quarter.    We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides some guidance in business planning and budgeting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in conversion rates of the pipeline into contracts that can be very difficult to estimate. The slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled. All of these trends have reduced and could continue to reduce the rate of conversion of the pipeline into contracts and consequently into revenues. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly and thereby adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall software license pipeline conversion rate in a particular period of time. Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure promptly in response to a decrease in our pipeline conversion rate.

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We recently commenced an unsolicited cash tender offer for all of the outstanding shares of PeopleSoft. In connection with the tender offer, we have been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. PeopleSoft has a “poison pill” in place, which could delay or discourage an acquisition that the PeopleSoft stockholders may consider favorable. PeopleSoft has implemented several additional defensive tactics including offering customers “money back” guarantees (payable if Oracle acquires the company) and amending the terms of their proposed acquisition of J.D. Edwards & Company to pay a combination of stock and cash, which eliminates the need to obtain approval from the PeopleSoft stockholders. PeopleSoft has also raised antitrust concerns with various governmental authorities. While we intend to proceed with our offer, we cannot assure you that we will be successful in acquiring PeopleSoft.

The risks we may encounter in acquisitions and investments include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against Oracle would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions. Our investments in other businesses are also accompanied by risks similar to those involved in an acquisition.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	any seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	any changes in general economic conditions;

•	the degree to which the recent SARS (severe acute respiratory syndrome) outbreak affects the business environment in our target markets;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our new software license revenues in any quarter depend on orders booked and shipped in that particular quarter. Our operating expenses are based on our estimates of revenues and a high percentage of our expenses are fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large software license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion of our development centers in China and India. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	the difficulty of managing an organization spread over various countries;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions, local labor ordinances and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	import and export licensing requirements;

•	political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2003. If the United States dollar strengthens relative to other currencies our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among our subsidiaries, our selling distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.    There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in fiscal year 2003, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, earnings per share would have been reduced by $.07 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Notes 1 and 3 of Notes to Consolidated Financial Statements and our discussion in the Employee Stock Options section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

To be successful we must effectively compete in a range of markets within the highly competitive software industry.    The software industry is intensely competitive. Several large vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. Some of these competitors have significantly greater financial and technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. We may also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

We may need to change our pricing models to compete successfully.    The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. We have periodically changed our pricing model for our database management software and applications software and any broadly based changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our software license revenues could decrease. Our software license revenues could also decline if our customers shift to operating systems on which we experience relatively greater price competition and resulting lower average software license prices. Additionally, although the distribution of applications through application service providers may provide a new market for our products, these new distribution methods could also reduce the price paid for our products or adversely affect other sales of our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced software license revenues resulting from lower prices would adversely affect our results.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.    We believe our continued success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

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

We might experience significant undetected errors or “bugs” in our products.    Despite testing prior to release of the products, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. End users, who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

We periodically have restructured our sales force, which can be disruptive.    We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. During the second half of fiscal 2003 we made some adjustments to the organization of our sales force in North America to focus separately on our database management software or applications software products and to simplify our coverage model. In the past, changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In fiscal 2003, our research and development expenses were $1.2 billion, or 12% of our total revenues. Our plans for fiscal 2004 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Business disruptions could affect our future operating results.    Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

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

United States Congressional action in connection with the extraterritorial income case could adversely affect our net income.    The World Trade Organization has ruled the extraterritorial income regime (ETI) operated by the United States to be an illegal export subsidy and has authorized the European Union to impose tariffs on certain United States-made products imported into the European Union. ETI is a provision in the United States Tax Code providing tax incentives on products produced in the United States and exported for sale. European Union officials have indicated they will exercise restraint in raising tariffs as long as the United States shows substantial progress and a commitment to act within the current year. The United States Congress thus has incentive to repeal and replace the ETI regime, but we cannot be certain that any legislation replacing ETI will provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the ETI regime.

The conviction of Arthur Andersen LLP may limit potential recoveries from them related to their prior service as our independent auditors.    Prior to April 8, 2002, Arthur Andersen LLP served as our independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen has ceased practicing before the SEC. On April 8, 2002, we dismissed Arthur Andersen and retained Ernst & Young LLP as our independent auditors. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. In light of the cessation of Arthur Andersen’s SEC practice, we will not be able to obtain the consent of Arthur Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of its audit report, will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act and, therefore, their right of recovery under that section may be limited as a result of the lack of our ability to obtain Arthur Andersen’s consent.

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our tender offer for PeopleSoft and the reactions to such offer;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    All of our fixed income investments are classified as held-to maturity, and are reported on the balance sheet at amortized cost. Therefore, interest rate movements do not affect the balance sheet valuation of the fixed income investments. However, changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2003, total interest income was $128.6 million with investments yielding an average 1.92% on a worldwide basis. This interest rate level was down approximately 67 basis points from 2.59% in fiscal 2002. If a similar decline in overall interest rates (67 basis points) were to occur in fiscal 2004, our interest income would decline approximately $45 million, assuming consistent investments levels.

Table of Investment Securities:

The table below presents the amortized principal amount, related weighted average interest rates and maturities for our investment portfolio. The amortized principal amount approximates fair value at May 31, 2003.

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$4,737	1.75%
Short-term investments (91 days -1 year)	1,782	1.33%
Long-term investments (1-2 years)	233	1.54%

Total cash, cash equivalents and investments	$6,752	1.63%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(Dollars in millions)	Balance at May 31, 2003
Japanese Yen	$722
Euro	978
UK Pound	144
Chinese Renminbi	98
Canadian Dollar	52
Other currencies	563

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$2,557

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At May 31, 2003, the effective interest rates on the senior notes were reduced to 4.66% for the 2004 senior notes and 3.38% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps was $19.0 million at May 31, 2003, and is included in intangible and other assets in the consolidated balance sheet.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Rate on Senior Notes	Received on Swap		Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures in February 2004	$150	6.72%	(3.35%	)	1.29%	4.66%
Matures in February 2007	$150	6.91%	(4.82%	)	1.29%	3.38%

Equity price risk:    The only significant public equity investment that we hold is our investment in Liberate Technologies. The market value of our investment in Liberate Technologies as of May 31, 2003 was $89.8 million. A hypothetical 25% adverse change in the stock price of our holdings would result in a loss in the fair value of marketable equity securities of approximately $22.5 million, which would partially offset the unrealized gain of $41.7 million recorded in stockholders’ equity as of May 31, 2003.

Foreign Currency Transaction Risk.    We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All outstanding forward contracts (excluding equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying consolidated statements of operations were $1.0 million, $27.4 million and $10.3 million in fiscal 2003, 2002 and 2001, respectively. The fair value of the foreign currency exchange contracts was $(0.6) million and $(0.4) million as of May 31, 2003 and 2002.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2003. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per Euro. All of our forward contracts mature in ninety days or less as of May 31, 2003.

Table of Forward Contracts:

United States Dollar Foreign Exchange Contracts

(Dollars in millions)	Exchange Foreign Currency for United States Dollars (Notional Amount)	Exchange United States Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
British Pound	$–	$8	1.63
Canadian Dollar	1	–	1.39
Chilean Peso	5	–	713.80
Chinese Renminbi	72	–	8.27
Danish Krona	–	6	6.32
Euro	67	–	1.17
Indian Rupee	–	20	46.60
Israeli Shekel	23	–	4.46
Japanese Yen	39	–	118.11
Korean Won	4	–	1,211.00
Mexican Peso	1	–	10.43
New Zealand Dollar	–	5	0.57
Peruvian New Sol	3	–	3.52
Philippine Peso	15	–	54.50
Polish Zloty	–	15	3.73
Saudi Arabian Riyal	26	–	3.75
Singapore Dollar	1	–	1.73
South African Rand	18	–	8.28
Swiss Franc	–	1	1.30
Taiwan Dollar	–	26	34.59

Total	$275	$81

Euro Foreign Exchange Contracts

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Danish Krona	€–	€2	7.42
British Pound	6	–	0.72
United States Dollar	–	7	1.17

Total	€6	€9

Net Investment Risk.    Periodically, we hedge the net assets of certain international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net.

At May 31, 2003, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was not material to our consolidated financial statements. The Yen equity hedge has a notional amount of $615.1 million and a weighted average exchange rate of 118.4 Yen for United States dollar. We previously had a Euro equity hedge that we settled on September 30, 2002 for an immaterial amount.

Net gains (losses) on equity hedges reported in stockholders’ equity relating to the effective portion of the net investment hedge were $(44.7) million, $(6.9) million and $5.7 million in fiscal 2003, 2002 and 2001, respectively. The net gain on equity hedges reported in other income, net relating to the ineffective portion of the net investment hedges were $8.9 million, $6.4 million and $0 in fiscal 2003, 2002 and 2001, respectively. Prior to our June 1, 2001 adoption of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Transactions, as amended, we recorded all gains (losses) related to the equity hedges as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 8a.    Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 13, 2003. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this Item with respect to Securities Authorized for Issuance under Equity Compensation Plans is incorporated herein by reference from the information provided in the proposal to approve the amendment of our Directors’ Stock Option Plan under the heading “Equity Compensation Plan” of our Proxy Statement.

Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Stock Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the heading “Transactions and Legal Actions Involving Management” of our Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

The following financial statements are filed as a part of this report:

(a)    2.    Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
II Valuation and Qualifying Accounts	76

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)    3.    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number		Exhibit Title
3.01	(1)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000.

3.02	(2)	Oracle Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990.

3.04	(2)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000.

4.01		Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997.

4.02	(3)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000.

4.03	(4)	Amended and Restated Preferred Shares Rights Agreement, dated March 31, 1998.

4.04	(5)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999.

4.05	(6)	Specimen Certificate of Registrant’s Common Stock.

10.01	(3)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002.

10.02	*	1993 Directors’ Stock Option Plan, as amended through April 11, 2003.

10.04	(1)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999.

10.05	(2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000.

10.06	(2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000.

10.07	(7)*	The 2000 Long-Term Equity Incentive Plan, as approved on October 16, 2000.

10.08	(8)	Credit Suisse First Boston Commitment Letter, dated June 6, 2003.

21.01		Subsidiaries of the Registrant.

23.01		Consent of Ernst & Young LLP, Independent Auditors.

23.02		Statement Regarding Consent of Arthur Andersen LLP.

99.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison.

99.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeffrey O. Henley.

99.03		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Form 10-Q filed on January 14, 2000.
(2)	Incorporated by reference to the Form 10-K filed on August 28, 2000.
(3)	Incorporated by reference to the Form 10-K filed on July 29, 2002.
(4)	Incorporated by reference to the Form 8-A/A filed on March 31, 1998.
(5)	Incorporated by reference to the Form 8-A/A filed on March 22, 1999.
(6)	Incorporated by reference to the Form 10-K filed on August 10, 2001.
(7)	Incorporated by reference to the Form 10-Q filed on January 16, 2001.
(8)	Incorporated by reference to the Schedule TO filed on June 9, 2003.

(b)    Reports on Form 8-K

None

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15 (a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Oracle Corporation for the year ended May 31, 2001, prior to the adjustments discussed in Note 15, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 18, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation as of May 31, 2003 and 2002, and its results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Oracle Corporation for the year ended May 31, 2001 were audited by other auditors who have ceased operations. As described in Note 15, in the year ended May 31, 2003 the Company changed the composition of its reportable segments and the amounts in the disclosures for reportable segments for the year ended May 31, 2001 have been restated to conform to the 2003 composition. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the consolidated financial statements for the year ended May 31, 2001. In our opinion, the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the consolidated financial statements of the Company for the year ended May 31, 2001 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended May 31, 2001 taken as a whole.

/s/    ERNST & YOUNG LLP

Walnut Creek, California

June 12, 2003,

except for the second and fourth paragraphs of Note 17, and Note 18, as to which the date is

June 18, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the year ended May 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.02 for further discussion. The consolidated balance sheets as of May 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows and the information in the financial statement schedule for the years ended May 31, 2000 and 1999 referred to in this report are not required to be and have not been included in the accompanying financial statements or schedule.

As described in Note 15, in the year ended May 31, 2003 we changed the composition of our reportable segments and the amounts in the disclosures for reportable segments for the year ended May 31, 2001 have been restated to conform to the 2003 composition. The report of Arthur Andersen LLP does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the consolidated financial statements for the year ended May 31, 2001 were reported on by Ernst & Young LLP as stated in their report appearing herein.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

June 18, 2001

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2003 and 2002

	May 31,
(in millions, except per share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,737	$3,095
Short-term investments	1,782	2,746
Trade receivables, net of allowances of $376 as of May 31, 2003
and $413 as of May 31, 2002	1,920	2,036
Other receivables	301	293
Deferred tax assets	381	452
Prepaid expenses and other current assets	106	106

Total current assets	9,227	8,728
Investments in debt securities	233	406
Property, net	1,062	987
Deferred tax assets	197	233
Intangible and other assets	345	446

Total assets	$11,064	$10,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228	$228
Current portion of long-term debt	153	—
Income taxes payable	891	1,091
Value added tax and sales tax payable	166	155
Accrued compensation and related benefits	454	458
Other accrued liabilities	857	787
Deferred revenues	1,409	1,241

Total current liabilities	4,158	3,960
Notes payable and long-term debt, net of current portion	175	298
Deferred tax liabilities	186	204
Other long-term liabilities	225	221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value per share and additional paid in capital—
authorized: 11,000 shares; outstanding: 5,233 shares at May 31, 2003
and 5,431 shares at May 31, 2002	5,101	5,029
Retained earnings	1,092	1,210
Accumulated other comprehensive income (loss)	127	(122)

Total stockholders’ equity	6,320	6,117

Total liabilities and stockholders’ equity	$11,064	$10,800

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2003, 2002 and 2001

	Year Ended May 31,
(in millions, except per share data)	2003	2002	2001
Revenues:
New software licenses and other	$3,270	$3,513	$4,707
Software license updates and product support	3,929	3,540	3,301
Services	2,276	2,620	2,953

Total revenues	9,475	9,673	10,961

Operating expenses:
Sales and marketing	2,072	2,209	2,691
Software license updates and product support	474	462	551
Cost of services	1,868	1,944	2,346
Research and development	1,180	1,076	1,139
General and administrative	441	411	457

Total operating expenses	6,035	6,102	7,184

Operating income	3,440	3,571	3,777

Net investment losses related to equity securities	(111)	(244)	(17)
Other income, net:
Interest income	129	166	289
Interest expense	(16)	(20)	(24)
Other	(17)	(65)	(54)

Total other income, net	96	81	211

Income before provision for income taxes	3,425	3,408	3,971
Provision for income taxes	1,118	1,184	1,410

Net income	$2,307	$2,224	$2,561

Earnings per share:
Basic	$0.44	$0.40	$0.46

Diluted	$0.43	$0.39	$0.44

Weighted average common shares outstanding:
Basic	5,302	5,518	5,597

Diluted	5,418	5,689	5,865

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2003, 2002 and 2001

		Common Stock and Additional Paid in Capital			Accumulated Other Comprehensive Income/(Loss)
(in millions)	Comprehensive Income	Number of Shares	Amount	Retained Earnings		Total
Balances, May 31, 2000	$—	5,615	$3,113	$3,344	$5	$6,462
Common stock issued under stock option plans	—	109	348	—	—	348
Common stock issued under stock purchase plan	—	10	187	—	—	187
Repurchase of common stock	—	(142)	(74)	(4,267)	—	(4,341)
Dividend for fractional shares resulting from stock split	—	—	28	(28)	—	—
Equity adjustment related to subsidiary equity transactions	—	—	70	—	—	70
Tax benefits from stock plans	—	—	1,149	—	—	1,149
Foreign currency translation adjustments	(90)	—	—	—	(90)	(90)
Unrealized loss on equity securities, net of tax of $46	(69)	—	—	—	(69)	(69)
Net income	2,561	—	—	2,561	—	2,561

Comprehensive income	$2,402	—	—	—	—	—

Balances, May 31, 2001	$—	5,592	4,821	1,610	(154)	6,277
Common stock issued under stock option plans	—	29	123	—	—	123
Common stock issued under stock purchase plan	—	20	209	—	—	209
Repurchase of common stock	—	(210)	(168)	(2,624)	—	(2,792)
Tax benefits from stock plans	—	—	44	—	—	44
Foreign currency translation and hedges	9	—	—	—	9	9
Reversal of unrealized loss on equity securities, net of tax of $15	23	—	—	—	23	23
Net income	2,224	—	—	2,224	—	2,224

Comprehensive income	$2,256	—	—	—	—	—

Balances, May 31, 2002	$—	5,431	5,029	1,210	(122)	6,117
Common stock issued under stock option plans	—	48	192	—	—	192
Common stock issued under stock purchase plan	—	24	164	—	—	164
Repurchase of common stock	—	(270)	(228)	(2,425)	—	(2,653)
Settlement of forward contract	—	—	(166)	—	—	(166)
Tax benefits from stock plans	—	—	110	—	—	110
Foreign currency translation and hedges	223	—	—	—	223	223
Unrealized gain on equity securities, net of tax of $15	26	—	—	—	26	26
Net income	2,307	—	—	2,307	—	2,307

Comprehensive income	$2,556	—	—	—	—	—

Balances, May 31, 2003		5,233	$5,101	$1,092	$127	$6,320

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2003, 2002 and 2001

	Year Ended May 31,
(in millions)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$2,307	$2,224	$2,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243	273	261
Amortization of intangible assets	84	90	85
Provision for trade receivable allowances	128	195	256
Net investment losses related to equity securities	111	244	17
Deferred income taxes	90	(160)	(159)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	119	230	(199)
(Increase) decrease in prepaid expenses and other assets	41	(23)	(2)
Increase (decrease) in accounts payable and other current liabilities	(88)	(341)	69
Increase (decrease) in income taxes payable	(81)	384	(892)
Increase in deferred revenues	65	5	105
Increase in other long-term liabilities	4	14	22

Net cash provided by operating activities	3,023	3,135	2,124

Cash Flows From Investing Activities:
Purchases of investments	(4,713)	(6,087)	(1,584)
Proceeds from maturities and sale of investments	5,942	4,384	725
Capital expenditures	(291)	(278)	(313)
Increase in other assets	(43)	(49)	(28)

Net cash provided by (used for) investing activities	895	(2,030)	(1,200)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(2,653)	(2,792)	(4,341)
Proceeds from issuance of common stock	356	332	535
Settlement of forward contract	(166)	—	—
Borrowings (payments) of notes payable and long-term debt	9	(5)	—

Net cash used for financing activities	(2,454)	(2,465)	(3,806)

Effect of exchange rate changes on cash and cash equivalents	178	6	(98)

Net increase (decrease) in cash and cash equivalents	1,642	(1,354)	(2,980)

Cash and cash equivalents at beginning of period	3,095	4,449	7,429

Cash and cash equivalents at end of period	$4,737	$3,095	$4,449

Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,149	$1,000	$2,400
Cash paid for interest	$20	$20	$24

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We develop, manufacture, market and distribute computer software that helps organizations manage and grow their businesses. Our software products can be categorized into two broad areas: database technology software and applications software. Database technology software is used for developing and deploying applications on the internet and on corporate intranets and includes database management software, application server software, development tools and collaboration software. Applications software can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources. We also offer software license updates and product support and other services including consulting, advanced product services, and education.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries. We consolidate all of our majority owned subsidiaries and reflect minority interest of the portion of these entities that we do not own as a long-term liability. At May 31, 2003 and 2002 the balance of minority interest was $196.5 million and $196.0 million, respectively. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

We derive revenues from three primary sources: (1) new software licenses, (2) software license updates and product support, and (3) services, which include consulting, advanced product services and education revenues. New software license revenues represent all fees earned from granting customers licenses to use our database technology and applications software, and excludes revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of new software license, software license updates and product support and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenue when: (1) we enter into a legally binding arrangement with

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support services include internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Software license updates can be purchased separately from product support; however, only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase both software license updates and product support upon the initial licensing of our software. In addition, most of these customers renew the software license updates and product support rights annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described above. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge; or (4) where the software license payment is tied to the performance of consulting services.

Advanced product services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, annual on-site technical support services and outsourcing. Outsourcing services include multi-featured software management and maintenance services for our database

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

technology and applications software. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, where such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2003, 2002 and 2001 approximately 11%, 13% and 16% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Allowances for Doubtful Accounts and Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement 48. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 17 for a description of our material legal proceedings not in the ordinary course of business.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

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

Foreign Currency Translation:    We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets:    We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in fiscal 2003, 2002 or 2001.

Advertising:    All advertising costs are expensed as incurred. Advertising expenses were $103.6 million, $133.2 million and $133.1 million in fiscal 2003, 2002 and 2001, respectively.

Research and Development:    All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements.

Accounting for Stock-Based Compensation:    We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We apply the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in Note 3.

2.    NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We believe we have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted Statement 150 on June 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

3.    STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Opinion 25 and related interpretations. No stock-based employee compensation cost is reflected in net income for the years ended May 31, 2003, 2002 or 2001 as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. We apply the disclosure provisions of Statement 123, as amended by Statement 148. For pro forma disclosures, the estimated fair value of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Year Ended May 31,
(in millions, except per share data)	2003	2002	2001
Net income, as reported	$2,307	$2,224	$2,561
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(330)	(460)	(582)

Pro forma net income	$1,977	$1,764	$1,979

Earnings per share:
Basic—as reported	$0.44	$0.40	$0.46
Basic—pro forma	$0.37	$0.32	$0.35

Diluted—as reported	$0.43	$0.39	$0.44
Diluted—pro forma	$0.36	$0.31	$0.34

We estimate the fair value of our options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended May 31,
Employee and Director Stock Options	2003	2002	2001
Expected life from vest date (in years)	1.25-2.84	1.26-2.51	0.21-0.78
Risk-free interest rates	1.10-3.34%	3.45-4.48%	4.09-6.56%
Volatility	48-56%	57%	76%
Dividend yield	—	—	—
Weighted average fair value at grant date	$3.88	$7.45	$18.86

	Year Ended May 31,
Employee Stock Purchase Plan	2003	2002	2001
Expected life from vest date (in years)	0.5	0.5	0.5
Risk-free interest rates	1.12-1.22%	3.45-3.93%	4.47-6.29%
Volatility	56-57%	57%	76%
Dividend yield	—	—	—
Weighted average fair value at grant date	$2.52	$4.33	$14.43

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the “2000 Plan”), which replaced the 1991 Long-Term Equity Incentive Plan (the “1991 Plan”) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

performance awards to our eligible employees, officers, independent consultants and directors. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2003, options to purchase 451.1 million shares of common stock were outstanding under both plans, of which 291.2 million were vested. Approximately 473.6 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Board of Directors adopted the 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which provides for the issuance of non-qualified stock options to outside directors through May 24, 2003. The following describes the terms of the Directors’ Plan during fiscal 2003. Under the terms of the Directors’ Plan, options to purchase 20.3 million shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. All grants of options to purchase shares of our common stock under the Directors’ Plan are automatic and nondiscretionary. Each individual who became an outside director was automatically granted options to purchase 80,000 shares as of the date of becoming a director. The Directors’ Plan also provides for subsequent stock option grants. In May of each year, each outside director was granted options to purchase 40,000 shares of our common stock, provided that on such date the outside director had served on our Board of Directors for at least six months. In lieu of the annual grant of an option to purchase 40,000 shares of common stock in May of each year: (1) each outside director who had served as the Chairman of both the Executive and the Finance and Audit Committee of our Board of Directors was granted options to purchase 100,000 shares of common stock; (2) an outside director, who was the Chairman of the Committee on Compensation and Management Development of our Board of Directors and who had served on such committee for at least one year, was granted options to purchase 80,000 shares of common stock and (3) each outside director who had served as the Vice Chairman of the Finance and Audit Committee of our Board of Directors was granted options to purchase 60,000 shares of common stock, provided that the outside director had served in such capacity for at least six months. As of May 31, 2003, options to purchase 4.3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which 3.0 million were vested. No shares are available for future grant under this plan at May 31, 2003.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2000	592	$8.55
Granted	13	$36.41
Exercised	(109)	$3.18
Canceled	(54)	$9.66

Balance, May 31, 2001	442	$10.56

Granted	65	$15.80
Exercised	(29)	$4.20
Canceled	(24)	$18.21

Balance, May 31, 2002	454	$11.31

Granted	66	$8.88
Exercised	(48)	$3.96
Canceled	(17)	$20.56

Balance, May 31, 2003	455	$11.41

As of May 31, 2003, we had 929.0 million shares of common stock available for grant for the exercise of options. The range of exercise prices for options outstanding at May 31, 2003 was $1.09 to $45.60. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants.

The following table summarizes information about stock options outstanding at May 31, 2003:

Range of Exercise Price	Options Outstanding as of May 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of May 31, 2003	Weighted Average Exercise Price of Exercisable Options
(Shares in millions)
$ 1.09-$ 3.79	71	3.19	$3.25	70	$3.25
$ 3.82-$ 4.19	50	4.84	$4.06	50	$4.06
$ 4.24-$ 6.53	31	4.19	$4.95	31	$4.93
$ 6.67-$ 6.88	116	5.98	$6.88	83	$6.88
$ 7.29-$ 8.68	60	8.97	$8.64	2	$7.62
$ 8.72-$11.70	11	7.11	$10.87	6	$11.05
$11.75-$15.86	55	8.02	$15.56	15	$15.60
$15.90-$40.81	56	6.91	$37.74	34	$38.47
$40.97-$45.60	5	6.70	$41.49	3	$41.50

$ 1.09-$45.60	455	6.09	$11.41	294	$9.88

Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Purchase Plan”). To date, 405.0 million shares of common stock have been reserved for issuance under the Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. Through May 31, 2003, 283.1 million shares had been issued and 121.9 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2003, 2002 and 2001, we issued 23.8 million, 19.6 million and 9.8 million shares, respectively, under the Purchase Plan.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

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

	Year Ended May 31,
(in millions, except per share data)	2003	2002	2001
Net income	$2,307	$2,224	$2,561

Weighted average common shares outstanding	5,302	5,518	5,597
Dilutive effect of employee stock plans	110	148	239
Dilutive effect of forward contract	6	23	29

Dilutive weighted average common shares outstanding	5,418	5,689	5,865

Basic earnings per share	$0.44	$0.40	$0.46
Diluted earnings per share	$0.43	$0.39	$0.44
Anti-dilutive stock options excluded from calculation(1)	115	158	67

(1)	These anti-dilutive stock options could be dilutive in the future. See Note 3 for information regarding the exercise prices of our outstanding, unexercised options.

5.    CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT SECURITIES

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments primarily consist of commercial paper, corporate notes and Unites States government agency notes with original maturities of greater than 91 days that mature in fiscal 2004.

Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

Cash and Cash Equivalents

The amortized principal amount of cash and cash equivalents at May 31, 2003 and 2002 was $4,737.3 million and $3,095.1 million and the weighted average interest rates were 1.75% and 1.43%, respectively. The amortized principal amount approximates fair value at May 31, 2003 and 2002.

Investments in Debt Securities

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify all investments in debt securities as held-to-maturity and account for these investments at amortized cost. The table below presents the amortized principal

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

amount, related weighted average interest rates, maturities and major security type for our investments in debt securities. The amortized principal amount approximates fair value at May 31, 2003 and 2002. We determined the fair value of our investments in debt securities based upon public market rates.

	May 31, 2003		May 31, 2002
(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate	Amortized Principal Amount	Weighted Average Interest Rate
Short-term investments (91 days-1 year)	$1,782	1.33%	$2,746	2.45%
Long-term investments (1-2 years)	233	1.54%	406	3.11%

Total investments in debt securities	$2,015	1.35%	$3,152	2.53%

Debt securities issued by United States governmental entities	$216		$739
Corporate and other debt securities	1,799		2,413

Total investments in debt securities	$2,015		$3,152

The United States dollar equivalent of cash, cash equivalents and short-term investments denominated in foreign currencies are as follows:

(Dollars in millions)	Amortized Principal Amount at May 31, 2003	Amortized Principal Amount at May 31, 2002
Japanese Yen	$722	$649
Euro	978	346
British Pound	144	133
Chinese Renminbi	98	95
Canadian Dollar	52	83
Other currencies	563	463

Total cash, cash equivalents and short-term investments denominated in foreign currency	$2,557	$1,769

6.    INVESTMENTS IN EQUITY SECURITIES

In accordance with Statement 115 and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Marketable equity securities are included in intangible and other assets in the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in other income, net. We periodically evaluate our investments to determine if impairment charges are required.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

The following table shows the net carrying value of our equity securities as of May 31, 2003, 2002 and 2001 and unrealized gains (losses), net of tax, for fiscal 2003, 2002 and 2001:

(Dollars in millions)	Fair Value Basis	Unrealized Gains (Losses) in Stockholders’ Equity, net of tax
May 31, 2003
Liberate Technologies	$90	$25
Other investments	65	1

Total	$155	$26

May 31, 2002
Liberate Technologies	$135	$27
Other investments	86	(4)

Total	$221	$23

May 31, 2001
Liberate Technologies	$282	$(27)
Other investments	133	(42)

Total	$415	$(69)

In the fourth quarter of 2002, we recognized a $173.5 million impairment charge relating to an other than temporary decline in the fair value of our investment in Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months. Due to further declines in the market value of Liberate Technologies, we recognized additional impairment charges of $87.2 million in the first six months of fiscal 2003. During the second half of fiscal 2003, the market value of our investment in Liberate Technologies increased by $41.7 million, which is reflected within stockholders’ equity as an unrealized gain on equity securities, net of taxes. The carrying value of our remaining investment in Liberate Technologies as of May 31, 2003 was $89.8 million, which includes the unrealized gain of $41.7 million.

Prior to January 2001, we recorded our investment in Liberate Technologies using the equity method. In January 2001, we created an irrevocable trust (the “Liberate Trust”) to hold all of our shares (the “Liberate Shares”) of Liberate Technologies. The trustees of the Liberate Trust must vote the Liberate Shares in the same proportion as all the other stockholders of Liberate Technologies (determined as of the last business day prior to a Liberate Technologies Stockholders’ Meeting or the earliest time thereafter that the voting results are provided to the Trustee). We control the timing of the sales of the Liberate Shares, subject to a standstill agreement with Liberate Technologies and the trustee of the Liberate Trust, and receive the proceeds of any such sales. The Liberate Trust terminates only after all shares have been sold. The standstill agreement prohibits us from acquiring any common shares or voting shares of Liberate Technologies or other securities or rights convertible or exchangeable for such shares and limits our ability to sell the Liberate Shares to: (1) sales in compliance with the volume and manner of sale limitations of Rule 144 under the Securities Act; (2) sales pursuant to a firm commitment, underwritten distribution to the public; (3) sales to a person who will own 10% or less of the total voting power of Liberate Technologies after such sale; (4) sales pursuant to a tender or exchange offer to the Liberate Technologies stockholders that is not opposed by Liberate Technologies’ Board of Directors; or (5) sales pursuant to the written consent of Liberate Technologies. The standstill agreement terminates two years after the termination of the Liberate Trust or sooner if Liberate Technologies is dissolved, liquidated or wound up, substantially all Liberate Technologies’ assets are sold or another entity acquires Liberate Technologies by merger or

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

consolidation. Accordingly, effective February 1, 2001, we began to account for our ownership interest in Liberate Technologies as available for sale securities under Statement 115. As of May 31, 2003, our ownership interest in Liberate Technologies was approximately 32.1%.

In fiscal 2003, 2002 and 2001 we recognized $23.9 million, $70.0 million and $17.1 million, respectively, of impairment losses related to our other investments, which include investments in privately held companies, venture funds and publicly traded companies. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees. The carrying value of our remaining other investments as of May 31, 2003 and 2002 was $64.8 million and $85.7 million, respectively.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We adopted Statement 133 as of June 1, 2001. We had no material transition adjustment upon adoption of Statement 133. We use derivatives to manage foreign currency and interest rate risk.

Foreign Currency Risk Management

Net Investment Hedges

Periodically, we hedge the net assets of certain of our international subsidiaries (“net investment hedges”) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the “effective portion”) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the “ineffective portion”) is recognized in other income, net.

At May 31, 2003, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was not material to our consolidated financial statements as of May 31, 2003 and 2002. The Yen equity hedge has a notional amount of $615.1 million and a weighted average exchange rate of 118.4 Yen for United States dollar. We previously had a Euro equity hedge that we settled on September 30, 2002 for an immaterial amount.

Net gains (losses) on net investment hedges reported in stockholders’ equity relating to the effective portion of the net investment hedge were $(44.7) million, $(6.9) million and $5.7 million in fiscal 2003, 2002 and 2001, respectively. The net gain on net investment hedges reported in other income, net relating to the ineffective portion of the net investment hedges were $8.9 million and $6.4 million in fiscal 2003 and 2002, respectively. Prior to the adoption of Statement 133, as amended, we recorded all gains (losses) related to the net investment hedges as a component of accumulated other comprehensive income (loss) on stockholders’ equity.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

Foreign Currency Fair Value Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All outstanding forward contracts (excluding net investment hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying consolidated statements of operations were $1.0 million, $27.4 million and $10.3 million in fiscal 2003, 2002 and 2001, respectively. The fair value of the foreign currency exchange contracts was $(0.6) million and $(0.4) million as of May 31, 2003 and 2002.

Interest Rate Swaps

We have outstanding $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At May 31, 2003, the effective interest rates on the senior notes were reduced to 4.66% for the 2004 notes and 3.38% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps was $19.0 million at May 31, 2003 and is included in intangible and other assets.

8.    PROPERTY

Property is stated at the lower of cost or realizable value. Capital leases are recorded at the present value of the future minimum lease payments. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from two to forty years. Capital leases and leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property consisted of the following:

	May 31,
(Dollars in millions)	2003	2002
Computer equipment	$1,049	$1,019
Buildings and improvements	999	849
Furniture and fixtures	345	332
Land	153	126
Automobiles	10	11

Total property	2,556	2,337
Accumulated depreciation and amortization	(1,494)	(1,350)

Property, net	$1,062	$987

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

9.    NOTES PAYABLE AND DEBT

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. The senior notes require interest only payments until maturity. The senior notes are unsecured general obligations that rank on parity with all of our other unsecured and unsubordinated indebtedness that may be outstanding. As discussed in Note 7, in February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. Current maturities of our senior note obligations and related swap were $153.1 million and $0 at May 31, 2003 and 2002, respectively.

At May 31, 2003, we also had notes payable of $9.5 million due in fiscal 2005. At May 31, 2002, we had unsecured short-term borrowings from banks which were payable on demand in the amount of $0.5 million.

Debt consisted of the following:

	May 31,
(Dollars in millions)	2003	2002
Senior notes	$318	$298
Notes payable	10	—

Total debt	328	298
Current maturities of long-term debt	153	—

Long-term debt	$175	$298

10.    GUARANTEES

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. To date, we have not incurred any material costs associated with these warranties.

11.    DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	May 31,
(in millions)	2003	2002
Software license updates and product support	$1,168	$951
Services	128	160
New software licenses	113	130

Total deferred revenues	$1,409	$1,241

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support services are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in May of each year. Deferred service revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

12.    COMMITMENTS

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2003, future minimum annual operating lease payments were as follows:

(Dollars in millions)	Year Ended May 31,
2004	$125
2005	93
2006	67
2007	46
2008	39
Thereafter	137

Total	$507

Rent expense was $228.3 million, $256.6 million and $240.7 million for fiscal years 2003, 2002 and 2001, respectively, net of sublease income of approximately $11.1 million, $12.2 million and $11.4 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

We have an option to acquire an office building and the underlying land, which we currently occupy under an operating lease. The option price is $46.2 million and we currently plan to acquire this property in the first quarter of fiscal 2004.

13.    STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,556.5 million shares have been repurchased as of May 31, 2003 for approximately $17.6 billion. We repurchased 270.4 million shares for $2.7 billion, 210.1 million shares for $2.8 billion and 141.6 million shares for $4.3 billion in fiscal 2003, 2002 and 2001, respectively. At May 31, 2003, approximately $2.8 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	Year Ended May 31,
(in millions)	2003	2002	2001
Foreign currency translation adjustment	$140	$(133)	$(135)
Unrealized gain (loss) on derivatives	(39)	11	4
Unrealized gain (loss) on investments	26	—	(23)

Accumulated other comprehensive income (loss)	$127	$(122)	$(154)

Subsidiary Stock Transactions

We comply with the requirements of SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. We have elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

During fiscal 2001, Liberate Technologies and another subsidiary entered into a number of other equity transactions that resulted in an increase in our share in their net assets. As a result of these transactions, we recorded an additional credit to stockholders’ equity, net of deferred taxes, in the amount of $70.0 million.

Settlement of Forward Contract

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements to be leased by us. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital. In May 2003 we exercised an option to purchase the leased properties for approximately $168.3 million.

14.    INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(Dollars in millions)	2003	2002	2001
Domestic	$1,925	$2,131	$2,661
Foreign	1,500	1,277	1,310

Total	$3,425	$3,408	$3,971

The provision for income taxes consists of the following:

Current provision:
Federal	$546	$831	$954
State	100	97	119
Foreign	382	416	496

Total current provision	1,028	1,344	1,569

Deferred provision (benefit):
Federal	120	(132)	(139)
State	(15)	(33)	(11)
Foreign	(15)	5	(9)

Total deferred provision (benefit)	90	(160)	(159)

Total provision for income taxes	$1,118	$1,184	$1,410

Effective income tax rate	32.6%	34.7%	35.5%

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before taxes as follows:

	Year Ended May 31,
(Dollars in millions)	2003	2002	2001
Tax provision at statutory rate	$1,199	$1,193	$1,390
Foreign earnings at other than United States rates	(214)	(133)	(77)
State tax expense, net of federal benefit	68	88	104
Other, net	65	36	(7)

Provision for income taxes	$1,118	$1,184	$1,410

The components of the deferred tax assets and liabilities, as reflected on the consolidated balance sheets, consist of the following:

	Year Ended May 31,
(Dollars in millions)	2003	2002
Deferred tax liabilities:
Unrealized gain on stock	$(178)	$(194)
Other	(8)	(56)

Total deferred tax liabilities	(186)	(250)

Deferred tax assets:
Accruals and allowances	269	235
Differences in timing of revenue recognition	98	96
Depreciation and amortization	63	71
Foreign tax credits	6	94
Employee compensation and benefits	79	70
Other	63	168

Total deferred tax assets	578	734
Valuation allowance	—	(3)

Net deferred tax asset	$392	$481

Recorded as:
Current deferred tax assets	$381	$452
Non-current deferred tax assets	197	233
Non-current deferred tax liabilities	(186)	(204)

Net deferred tax asset	$392	$481

Under FASB Statement No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We evaluate the realizability of the deferred tax assets on a quarterly basis.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At May 31, 2003, the cumulative earnings upon which United

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

States income taxes have not been provided for were approximately $3.1 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $690.7 million.

At May 31, 2003, we had net operating loss carryforwards, resulting in a $10.9 million deferred tax asset, which originated from acquired domestic subsidiaries. We expect to utilize all of these loss carryforwards, which expire between 2004 and 2019. We also have loss carryforwards of $71.5 million in certain foreign subsidiaries, resulting in deferred tax assets of approximately $21.3 million, which expire at various dates: $2.4 million in 2005, $11.4 million in 2007, $8.4 million in 2008, $1.7 million in 2010, $9.6 million in 2011, $6.1 in 2013 and the remaining balance of $31.9 million has no expiration.

The Internal Revenue Service has examined our federal tax returns for all years through 1995 without any material adjustment of additional taxes due. The IRS is currently examining our United States income tax returns for 1996 through 1999. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

15.    SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have five major line of business operating segments: new software licenses, software license updates and product support, consulting, advanced product services and education. Effective November 30, 2002, we expanded our operating segments to include advanced product services. In order to provide comparable results, certain amounts from 2002 and 2001 have been reclassified in accordance with our current operating segment structure.

The new software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Our applications software can be accessed with standard web browsers and can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

business assists customers in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are earned by providing customers remote database administration, performance monitoring and tuning, on-site technical support services and outsourcing services. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments(1):

	Year Ended May 31,
(Dollars in millions)	2003	2002	2001
New software licenses and other:
Revenues(2)	$3,251	$3,477	$4,657
Sales and distribution expenses	1,600	1,678	2,080

Margin(3)	$1,651	$1,799	$2,577
Software license updates and product support:
Revenues	$3,929	$3,540	$3,301
Cost of services	445	413	485

Margin(3)	$3,484	$3,127	$2,816
Consulting:
Revenues(2)	$1,752	$1,967	$2,256
Cost of services	1,413	1,461	1,784

Margin(3)	$339	$506	$472
Advanced product services:
Revenues	$257	$321	$284
Cost of services	175	188	168

Margin(3)	$82	$133	$116
Education:
Revenues(2)	$286	$368	$463
Cost of services	198	216	286

Margin(3)	$88	$152	$177
Totals:
Revenues	$9,475	$9,673	$10,961
Expenses	3,831	3,956	4,803

Margin(3)	$5,644	$5,717	$6,158

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.
(3)

The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

Reconciliation of operating segment margin to income before provision for income taxes

	Year Ended May 31,
(in millions)	2003	2002	2001
Total margin for reportable segments	$5,644	$5,717	$6,158
Product development and information technology expenses	(1,440)	(1,405)	(1,492)
Marketing and partner program expenses	(356)	(377)	(441)
Corporate and general and administrative expenses	(325)	(274)	(363)
Net investment losses related to equity securities	(111)	(244)	(17)
Other income, net	13	(9)	126

Income before provision for income taxes	$3,425	$3,408	$3,971

Geographic information

Disclosed in the table below is geographic information for any subsidiary comprising greater than three percent of total revenues.

	Year Ended May 31,
	2003		2002		2001
(in millions)	Revenues	Long Lived Assets	Revenues	Long Lived Assets	Revenues	Long Lived Assets
United States	$4,297	$1,074	$4,676	$1,075	$5,630	$1,303
United Kingdom	756	97	792	134	866	149
Japan	720	55	683	42	766	48
Germany	466	10	388	11	440	11
France	344	17	309	12	325	5
Canada	226	9	242	9	278	7
Other foreign countries	2,666	145	2,583	150	2,656	168

Total	$9,475	$1,407	$9,673	$1,433	$10,961	$1,691

16.    RELATED PARTIES

We have entered into transactions with approximately 15 companies in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $1.0 million, $2.1 million and $10.0 million, during fiscal 2003, 2002 and 2001, respectively. In fiscal 2001, we sold some of our Interactive Television Division assets to one of these companies in exchange for $2.2 million in cash and an equivalent value in preferred shares of the company. In addition, we purchased goods and services from approximately 5 of these companies for $2.5 million, $1.6 million and $6.5 million in fiscal 2003, 2002 and 2001, respectively. The goods and services purchased from these companies related to computers, consulting, training services and aircraft rental. In fiscal year 2003 and 2002, we received $0.1 million and $0.5 million, respectively, in royalty payments from a company in which our Chief Executive Officer holds a controlling interest and which is permitted to sell its hosted business management applications solutions under the brand name Oracle Small Business Suite. We assisted this company’s efforts to penetrate the small business

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

market by incurring $0 and $0.5 million in marketing expense in fiscal 2003 and 2002, respectively, promoting the Oracle Small Business Suite. In fiscal year 2003, we received $0.6 million for purchases of software and services from two companies affiliated with two members of our Board of Directors.

The Independent Committee of our Board of Directors has reviewed and approved all individual transactions greater than $60,000.

17.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint adding our Chief Financial Officer and a former Executive Vice President as defendants was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended consolidated complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance beginning on December 14, 2000. On November 8, 2002, we filed a motion to dismiss the second amended consolidated complaint. On December 9, 2002, plaintiffs filed their opposition to the motion to dismiss the second amended complaint and also moved to amend this complaint to expand their accounting allegations. On March 24, 2003 the Court dismissed the second amended complaint with prejudice. On April 23, 2003, plaintiffs filed a notice of appeal of the dismissal. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (“the Delaware Derivative Action”). Similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002 (the “San Mateo Derivative Action”). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the “Federal Derivative Action”). The derivative suits were brought by some alleged stockholders, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to us abused their control, mismanaged Oracle, unjustly enriched themselves and committed constructive fraud by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products while certain officers and directors sold Oracle stock based on material, non-public information, and by allowing us to be sued in the stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The San Mateo Derivative Action is temporarily stayed. A status conference is scheduled for July 7, 2003. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice. The Board of Directors established a Special Litigation Committee (the “SLC”) to investigate the allegations in the Delaware Derivative Action, and the SLC was subsequently asked to investigate the allegations in the San Mateo Derivative and Federal

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation into the claims made in all three derivative actions and the recent allegations in the second amended complaint and in the proposed revised amended complaint filed in the federal class action. The SLC determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in Delaware Court of Chancery to terminate the Delaware derivative action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate. The SLC intends to seek leave to appeal this decision.

On July 29, 1998 and on November 22, 2002, we filed petitions with the United States Tax Court challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In February 2003, the IRS conceded its case against us for tax years 1992 through 1995 and on May 8, 2003, the Court ordered there were no further deficiencies for those years. We anticipate the IRS will also concede its case on the earlier petition covering tax years 1988 through 1991. If, however, the IRS does not concede the earlier case, we will vigorously defend our position in that matter.

In connection with the unsolicited tender offer for PeopleSoft, Inc. (“PeopleSoft”) as described in Note 18, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future. We have also initiated legal proceedings in connection with the tender offer. On June 12, 2003, J.D. Edwards and Company, (“J.D. Edwards”) filed suit in the Superior court of the State of California, County of San Mateo against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the “San Mateo Action”). On the same date J.D. Edwards also filed suit against us in the District Court for the city and County of Denver, Colorado seeking damages, declaratory relief and other relief (the “Colorado Action”). In both the San Mateo and Colorado Actions, J.D. Edwards alleges that the defendants wrongfully interfered with a pending merger agreement between J.D. Edwards and PeopleSoft and wrongfully interfered with prospective software license sales by J.D. Edwards and PeopleSoft to their respective customers. On June 13, 2003, PeopleSoft filed suit against us in the Superior court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the “Alameda Action”). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On June 17, 2003, we removed both the San Mateo Action and the Alameda Action to the U.S. District Court for the Northern District of California. On June 18, 2003, the State of Connecticut filed suit against us in the U.S. District Court for the District of Connecticut seeking declaratory relief, injunctive relief and other relief. In that action, the State of Connecticut alleges that our proposed acquisition of PeopleSoft would be anticompetitive and would violate state and federal antitrust laws. We believe that we have meritorious defenses against these actions and we will vigorously defend them. On June 18, 2003, we filed suit in the Court of Chancery in the State of Delaware in and for New Castle County against PeopleSoft, PeopleSoft’s board of directors and J.D. Edwards seeking declaratory and injunctive relief. In that action, we allege that PeopleSoft’s directors have breached their fiduciary duties to their shareholders, and that J.D. Edwards has aided and abetted PeopleSoft and its directors in so doing.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2003

18.    SUBSEQUENT EVENT—TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share cash tender offer for all of the outstanding shares of PeopleSoft for approximately $5.1 billion for approximately 317 million shares. On June 18, 2003, we increased the cash tender offer to $19.50 per share, or approximately $6.2 billion for approximately 317 million shares. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility.

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations	Write-offs	Translation Adjustments	Ending Balance
Trade Receivable Allowances

Year Ended:
May 31, 2001	$272	$256	$(117)	$(8)	$403

May 31, 2002	$403	$195	$(187)	$2	$413

May 31, 2003	$413	$128	$(182)	$17	$376

SI GNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2003.

ORACLE CORPORATION
By:	/s/ LAWRENCE J. ELLISON Lawrence J. Ellison, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 24, 2003

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	June 24, 2003

/s/ JENNIFER L. MINTON Jennifer L. Minton	Senior Vice President, Finance and Operations (Principal Accounting Officer)	June 24, 2003

/s/ JEFFREY BERG Jeffrey Berg	Director	June 24, 2003

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 24, 2003

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 24, 2003

/s/ SAFRA A. CATZ Safra A. Catz	Director	June 24, 2003

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 24, 2003

/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director	June 24, 2003

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 24, 2003

/s/ JACK F. KEMP Jack F. Kemp	Director	June 24, 2003

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles
4.01	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997.

10.02	1993 Directors’ Stock Option Plan, as Amended Through April 11, 2003.

21.01	Subsidiaries of the Registrant.

23.01	Consent of Ernst & Young LLP, Independent Auditors.

23.02	Statement Regarding Consent of Arthur Andersen LLP.

99.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison.

99.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeffrey O. Henley.

99.03	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.