Form 10-Q
period 2003-08-31
ORACLE CORP /DE/
filed 2003-09-18
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003

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

The number of shares of registrant’s common stock outstanding as of September 15, 2003: 5,226,645,915

ORACLE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2003 and May 31, 2003

(Unaudited)

(in millions, except per share data)	August 31, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,240	$4,737
Short-term investments	3,164	1,782
Trade receivables, net of allowances of $354 as of August 31, 2003 and $376 as of May 31, 2003	1,346	1,920
Other receivables	184	301
Deferred tax assets	371	381
Prepaid expenses and other current assets	108	106

Total current assets	9,413	9,227

Investments in debt securities	283	233
Property, net	1,081	1,062
Deferred tax assets	197	197
Intangible and other assets	241	345

Total assets	$11,215	$11,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225	$228
Current portion of long-term debt	152	153
Income taxes payable	986	891
Accrued compensation and related benefits	349	454
Other accrued liabilities	871	1,023
Deferred revenues	1,603	1,409

Total current liabilities	4,186	4,158

Notes payable and long-term debt, net of current portion	168	175
Deferred tax liabilities	150	186
Other long-term liabilities	209	225

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,224 shares at August 31, 2003 and 5,233 shares at May 31, 2003	5,146	5,101
Retained earnings	1,347	1,092
Accumulated other comprehensive income	9	127

Total stockholders’ equity	6,502	6,320

Total liabilities and stockholders’ equity	$11,215	$11,064

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2003 and 2002

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2003	2002
Revenues:
New software licenses and other	$525	$563
Software license updates and product support	1,034	905
Services	513	560

Total revenues	2,072	2,028

Operating expenses:
Sales and marketing	464	471
Software license updates and product support	121	117
Cost of services	442	472
Research and development	298	286
General and administrative	131	102

Total operating expenses	1,456	1,448

Operating income	616	580

Net investment gains (losses) related to equity securities	36	(81)
Other income, net	12	23

Income before provision for income taxes	664	522
Provision for income taxes	224	179

Net income	$440	$343

Earnings per share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Weighted average common shares outstanding:
Basic	5,230	5,399

Diluted	5,347	5,515

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2003 and 2002

(Unaudited)

	Three Months Ended August 31,
(in millions)	2003	2002
Cash Flows From Operating Activities:
Net income	$440	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50	62
Amortization of intangible assets	11	22
Net investment (gains) losses related to equity securities	(36)	81
Deferred income taxes	(26)	(36)
Changes in assets and liabilities:
Decrease in trade receivables	544	688
Decrease in prepaid expenses and other assets	109	88
Decrease in accounts payable and other current liabilities	(183)	(164)
Increase (decrease) in income taxes payable	130	(109)
Increase in deferred revenues	228	255
Decrease in other long-term liabilities	(16)	(12)

Net cash provided by operating activities	1,251	1,218

Cash Flows From Investing Activities:
Purchases of investments	(2,471)	(662)
Proceeds from maturities and sale of investments	1,068	1,070
Capital expenditures	(76)	(43)
Increase in other assets	(12)	(94)

Net cash provided by (used for) investing activities	(1,491)	271

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(200)	(768)
Proceeds from issuance of common stock	41	30

Net cash used for financing activities	(159)	(738)
Effect of exchange rate changes on cash and cash equivalents	(98)	29

Net increase (decrease) in cash and cash equivalents	(497)	780
Cash and cash equivalents at beginning of period	4,737	3,095

Cash and cash equivalents at end of period	$4,240	$3,875

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2003

(Unaudited)

1.    BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

2.    STOCK-BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We apply the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Three Months Ended August 31,
(in millions, except per share data)	2003	2002
Net income, as reported	$440	$343
Deduct: Total stock-based employee compensation expense determined under the fair value based method for new awards, net of related tax effects	(65)	(100)
Add: Reversal of total stock-based employee compensation expense determined under the fair value based method for forfeitures, net of related tax effects	39	16

Pro forma net income	$414	$259

Earnings per share:
Basic—as reported	$0.08	$0.06
Basic—pro forma	$0.08	$0.05

Diluted—as reported	$0.08	$0.06
Diluted—pro forma	$0.08	$0.05

We estimate the fair value of our options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

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

	Three Months Ended August 31,
	2003	2002
Employee and Director Stock Options
Expected life from vest date (in years)	1.26-3.00	1.33-2.46
Risk-free interest rate	2.03-4.09%	2.17-3.34%
Volatility	44%	56%
Dividend yield	—	—
Weighted average fair value of grants	$4.79	$3.80

Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.10%	1.12%
Volatility	48%	57%
Dividend yield	—	—
Weighted average fair value of grants	$3.10	$2.61

3.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and in fiscal 2003, a forward contract to sell 36.0 million shares of our common stock that was settled on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,
(in millions, except per share data)	2003	2002
Net income	$440	$343

Weighted average common shares outstanding	5,230	5,399
Dilutive effect of employee stock plans	117	101
Dilutive effect of forward contract	—	15

Diluted weighted average common shares outstanding	5,347	5,515

Basic earnings per share	$0.08	$0.06
Diluted earnings per share	$0.08	$0.06
Anti-dilutive weighted shares excluded from calculation (1)	133	130

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future. See our Annual Report on Form 10-K for information regarding the range of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation and equity hedge gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2003	2002
Net income	$440	$343
Reversal of unrealized gain on equity securities	(25)	—
Foreign currency translation and equity hedge gains (losses)	(93)	22

Comprehensive income	$322	$365

5.    NET INVESTMENT GAINS (LOSSES) RELATED TO EQUITY SECURITIES

Net investment gains (losses) related to equity securities in the condensed consolidated statements of operations includes sales and provisions for losses related to Liberate Technologies and investments in other companies. In June 2003, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In fiscal 2002 and 2003, we recorded impairment charges on our investment in Liberate Technologies aggregating $260.7 million, including $72.1 million in the first quarter of fiscal 2003. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

6.    DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

(in millions)	August 31, 2003	May 31, 2003
Software license updates and product support	$1,367	$1,168
Services	123	128
New software licenses	113	113

Total deferred revenues	$1,603	$1,409

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support services are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash in the first quarter from the large volume of service contracts that are sold or renewed in the fourth quarter of the previous fiscal year. Deferred services revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

7.    STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,573.2 million shares have been repurchased as of August 31, 2003 for approximately $17.8 billion. We repurchased 16.7 million shares for $200.0 million and 81.9 million shares for $768.3 million during the quarters ended August 31, 2003 and 2002, respectively. At August 31, 2003, approximately $2.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

8.    SEGMENT REPORTING

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

The new software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Our applications software can be accessed with standard web browsers and can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, services and human resources. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of business assists customers in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are earned by providing customers remote database administration, performance monitoring and tuning, on-site technical support services and outsourcing services. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. The education line of business provides instructor-led, media-based and internet-based training to customers on how to use our products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended August 31,
(in millions)	2003	2002
New software licenses and other:
Revenues(2)	$524	$557
Sales and distribution expenses	365	367

Margin(3)	$159	$190
Software license updates and product support:
Revenues	$1,034	$905
Cost of services	116	107

Margin(3)	$918	$798
Consulting:
Revenues(2)	$394	$430
Cost of services	332	363

Margin(3)	$62	$67
Advanced product services:
Revenues	$60	$64
Cost of services	46	43

Margin(3)	$14	$21
Education:
Revenues(2)	$60	$72
Cost of services	46	54

Margin(3)	$14	$18
Totals:
Revenues	$2,072	$2,028
Expenses	905	934

Margin(3)	$1,167	$1,094

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended August 31,
(in millions)	2003	2002
Total margin for reportable segments	$1,167	$1,094
Product development and information technology expenses	(366)	(357)
Marketing and partner program expenses	(76)	(75)
Corporate and general and administrative expenses	(98)	(60)
Net investment gains (losses) related to equity securities	36	(81)
Other income, net	1	1

Income before provision for income taxes	$664	$522

9.    INCOME TAXES

The effective tax rate was 33.7% for the three months ended August 31, 2003 and 34.3% for the three months ended August 31, 2002. The effective tax rate of 33.7% for the three months ended August 31, 2003 is a blend of the effective tax rate of 33.5% on operating and other income increased by the tax rate on the gain from the sale of our investment in Liberate Technologies. The effective tax rate of 34.3% for the three months ended August 31, 2002 is a blend of the effective tax rate of 35.0% on operating and other income reduced by the tax rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations.

The Internal Revenue Service has examined our federal income tax returns for all years through 1995 without any material adjustment of additional taxes due. The IRS is currently examining our federal income tax returns for 1996 through 1999. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our intercompany transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover the periods from June 1, 2001 through May 31, 2006.

10.    TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increases our offer to approximately $7.5 billion. Our tender offer will expire on October 17, 2003, unless we extend the offer. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

expenses with internally available cash and borrowings under the revolving credit facility, which may be increased or supplemented.

We have incurred approximately $19.6 million of expenditures as of August 31, 2003 associated with our tender offer for PeopleSoft, of which $14.6 million is included in general and administrative expense and $5.0 million, which relates to a commitment fee for the revolving credit facility, is included in other income, net in the condensed consolidated statements of operations for the three months ended August 31, 2003.

As discussed in Note 11, in connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future.

11.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our Chief Financial Officer and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000. On November 8, 2002, we filed a motion to dismiss the second amended consolidated complaint. On December 9, 2002, plaintiffs filed their opposition to the motion to dismiss the second amended complaint and also moved to amend this complaint to expand their accounting allegations. On March 24, 2003, the Court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on August 11, 2003, filed their appellate brief in the United States Court of Appeals for the Ninth Circuit. The defendants expect to file their responses on October 8, 2003. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of the Company, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs allege that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves and committed constructive fraud, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in the Delaware Derivative Action, and the SLC was subsequently asked to investigate the allegations in the San Mateo Derivative and Federal Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation into the claims made in all three derivative actions and into certain accounting and other allegations in the federal class action. The SLC determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in the Delaware Court of Chancery to terminate the Delaware Derivative Action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate, without addressing the SLC’s conclusions on the merits. The SLC filed a petition for an interlocutory appeal of the denial of the SLC’s motion, which petition was denied. Plaintiffs filed a motion to stay the action which was denied on September 15, 2003, and filed a separate motion to amend the complaint in the Delaware Derivative Action and have sought to dismiss from that action all defendants other than our Chief Executive Officer and Chief Financial Officer. Counsel for plaintiffs in the San Mateo Derivative Action and the Federal Derivative Action have indicated that they too will seek to dismiss from their respective actions all defendants other than our Chief Executive Officer and Chief Financial Officer. We expect to present such dismissals for the respective court approvals before the end of September 2003. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice. In the San Mateo Derivative Action, a trial date is currently set for April 5, 2004.

On July 29, 1998, and on November 22, 2002, we filed petitions with the United States Tax Court, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In February 2003, the IRS conceded its case against us for tax years 1992 through 1995 and on May 8, 2003, the Court ordered there were no further deficiencies for those years. We anticipate the IRS will also concede its case on the earlier petition covering tax years 1988 through 1991. If, however, the IRS does not concede the earlier case, we will vigorously defend our position in that matter.

In connection with our unsolicited tender offer for PeopleSoft, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future. We also initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in connection with the tender offer in the Court of Chancery in the State of Delaware (the Delaware Action). On June 12, 2003, J.D. Edwards and Company, (J.D. Edwards) filed suit in the Superior court of the State of California, County of San Mateo, against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the San Mateo Action). On the same date J.D. Edwards also filed suit against us in the District Court for the City and County of Denver, Colorado, seeking damages, declaratory relief and other relief (the Colorado Action). In both the San Mateo and Colorado Actions, stipulations of dismissal were executed and filed by the parties after the PeopleSoft-J.D. Edwards merger was consummated. On June 13, 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the Alameda Action). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On August 12, 2003, PeopleSoft filed an amended complaint, asserting substantially similar claims and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2003

(Unaudited)

purporting to bring claims on behalf of J.D. Edwards. On September 11, 2003, we filed a demurrer in the Alameda Action, seeking to dismiss the action in its entirety. The matter will be heard on October 23, 2003. Discovery in the Delaware and the Alameda Actions is being coordinated by the Chancery Court in Delaware, pursuant to court order. On June 18, 2003, the State of Connecticut (the State) filed suit against us in the U.S. District Court for the District of Connecticut, seeking declaratory relief, injunctive relief and other relief (the Connecticut Action). In that action, the State alleges that our proposed acquisition of PeopleSoft would be anticompetitive and would violate state and federal antitrust laws. The State thereafter filed an amended compliant against us on August 4, 2003. In response to that action, we filed a motion to dismiss on August 18, 2003. The hearing on the motion has not been scheduled yet. We believe that we have meritorious defenses against these actions and we will vigorously defend them.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2003 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2004, which runs from June 1, 2003 to May 31, 2004.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In the three months ended August 31, 2003 and 2002, approximately 6% and 14% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Legal Contingencies

We are currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 11 of Notes to Condensed Consolidated Financial Statements for a description of our material legal proceedings not in the ordinary course of business.

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

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present that information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2003 and August 31, 2002, our financial statements would reflect revenues of $1.1 million for the three months ended August 31, 2003 (using 1.09 as the exchange rate) and $1.0 million in for the three months ended August 31, 2002 (using 0.97 as the exchange rate). The constant currency presentation would translate the results for the three months ended August 31, 2003 and 2002 using the May 31, 2003 exchange rate and indicate, in this example, no change in revenues during the periods. We present this constant currency information in order to allow investors to assess how our underlying business performed excluding the effect of currency rate fluctuations. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Total Revenues:
Americas	$1,042	-6%	-6%	$1,106
EMEA (1)	717	14%	3%	627
Asia Pacific	313	6%	3%	295

Total revenues	2,072	2%	-2%	2,028

Total Operating Expenses	1,456	1%	-3%	1,448

Total Operating Margin	$616	6%	1%	$580

Total Operating Margin %	30%			29%

% Revenues by Geography:
Americas	50%			54%
EMEA	35%			31%
Asia Pacific	15%			15%

(1)	Comprised of Europe, the Middle East and Africa

Total revenues increased slightly in the first quarter of fiscal 2004 due to an increase in software license updates and product support revenues partially offset by lower new software license and services revenues. The decrease in new software license and services revenues is primarily attributable to continued weak economic conditions, both domestically and internationally, that have resulted in customers delaying or limiting their technology spending. The weak economy has caused customers to continue to exercise caution over spending. Total revenues were favorably affected by currency rate fluctuations. The favorable currency rate fluctuations were due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, total revenues declined as a result of a decrease in Americas revenues, most notably in the United States, partially offset by increases in EMEA and Asia Pacific revenues.

Excluding currency rate fluctuations, total operating expenses decreased due to lower salary expenses as a result of lower personnel levels and related expenditures, tighter controls over discretionary spending and productivity improvements. International operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, Americas contributed 34% to the decline in total operating expenses, while EMEA contributed 64% and Asia Pacific contributed 2%.

Operating margins as a percentage of total revenues increased from 29% to 30%. International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies.

New Software License and Other:    New software license revenues represent fees earned from granting customers licenses to use our database technology and application software products, and excludes revenues derived from software license updates, which are included in software license updates and product support. Other revenues include documentation and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
New Software License and Other Revenues:
Americas	$210	-19%	-19%	$259
EMEA	200	8%	-3%	186
Asia Pacific	115	-3%	-4%	118

Total revenues	525	-7%	-10%	563

Sales and Marketing Expenses	464	-1%	-5%	471

Total Margin	$61	-34%	-36%	$92

Total Margin %	12%			16%

% Revenues by Geography:
Americas	40%			46%
EMEA	38%			33%
Asia Pacific	22%			21%

Revenues by Product:
Database technology	$408	-7%	-11%	$438
Applications	107	-4%	-6%	111

Total revenues by product	515	-6%	-10%	549
Other revenues	10	-29%	-33%	14

Total new software license and other revenues	$525	-7%	-10%	$563

The decline in new software license revenues was primarily due to customers delaying or limiting their technology capital spending as a result of continued weak domestic and international economic conditions. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. In addition, new software license revenues declined in the Americas as a result of changes in the North America sales organization. New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, decreased by 11% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, contributing to the decline in new software license revenues. New software license revenues generated from large transactions declined as a percentage of total new software license revenues from 35% in the first quarter of fiscal 2003 to 32% in the first quarter of fiscal 2004. Excluding the effect of currency rate fluctuations, Americas revenues contributed 82% to the decline in new software license revenues, EMEA revenues contributed 11% and Asia Pacific revenues contributed 7%.

Despite the decline in database technology revenues, we believe that we continue to be the leading database supplier in the markets we serve. We believe that the decrease in database technology revenues is due to the economic factors discussed above, which have resulted in a decrease in the size of the database market that we serve, a slow down in the growth of the applications market, as well as a shift from our Database Enterprise Edition to our Database Standard Edition, which has fewer features and a lower price. We also believe that applications revenues decreased primarily due to the economic factors discussed above.

Sales and marketing expenses decreased due to lower sales compensation expenses attributable to lower sales and lower salaries attributable to lower domestic sales personnel levels, as well as tighter controls over discretionary spending. The overall decrease in new software license margin is primarily due to the decrease in new software license revenues, partially offset by lower sales and marketing expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Software License Updates and Product Support Revenues:
Americas	$553	10%	9%	$504
EMEA	352	23%	11%	286
Asia Pacific	129	12%	8%	115

Total revenues	1,034	14%	9%	905

Expenses	121	3%	-1%	117

Total Margin	$913	16%	11%	$788

Total Margin %	88%			87%

% Revenues by Geography:
Americas	54%			56%
EMEA	34%			31%
Asia Pacific	12%			13%

Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in the first quarter of fiscal 2004 reflects an increase in the overall customer installed base as compared to the first quarter of fiscal 2003, as well as improved renewal rates and more timely renewals. Excluding the effect of currency rate fluctuations, Americas revenues contributed 51% to the growth in software license updates and product support revenues, EMEA revenues contributed 39% and Asia Pacific revenues contributed 10%.

Excluding the effect of currency rate fluctuations, software license and product support expenses decreased slightly. The software license and product support margin as a percent of revenues increased in the first quarter of fiscal 2004 over the comparable prior year period, as a result of increased revenues.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Consulting Revenues:
Americas	$223	-19%	-20%	$277
EMEA	127	9%	-3%	117
Asia Pacific	47	24%	18%	38

Total revenues	397	-8%	-11%	432

Expenses	346	-8%	-11%	375

Total Margin	$51	-11%	-10%	$57

Total Margin %	13%			13%

% Revenues by Geography:
Americas	56%			64%
EMEA	32%			27%
Asia Pacific	12%			9%

Excluding the effect of currency rate fluctuations, the decline in total consulting revenues in the first quarter of fiscal 2004 was primarily due to weak economic conditions, both domestically and in EMEA, which have caused companies to delay or limit technology spending and product implementations.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses is due to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as controls over discretionary spending. The consulting margin as a percentage of revenues remained flat as lower margins in the Americas were offset by improved margins in EMEA and Asia Pacific.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Advanced Product Services Revenues:
Americas	$33	-15%	-17%	$39
EMEA	19	6%	-8%	18
Asia Pacific	8	14%	14%	7

Total revenues	60	-6%	-10%	64

Expenses	48	12%	4%	43

Total Margin	$12	-43%	-41%	$21

Total Margin %	20%			33%

% Revenues by Geography:
Americas	55%			61%
EMEA	32%			28%
Asia Pacific	13%			11%

Advanced product services revenues decreased in the first quarter of fiscal 2004 due to continued weak domestic and international economic conditions, which have caused companies to delay or limit technology spending and product implementation, as well as a de-emphasis of certain services. The decrease in advanced product services revenues was partially offset by an increase in outsourcing service revenues.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased slightly primarily due to higher technology costs related to outsourcing. Total advanced product services margin as a percent of revenues decreased to 20% in the first quarter of fiscal 2004 primarily due to the decline in revenues.

Education:    Education revenues are earned by providing instructor led and media based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Education Revenues:
Americas	$23	-15%	-14%	$27
EMEA	19	-5%	-12%	20
Asia Pacific	14	-18%	-19%	17

Total revenues	56	-13%	-15%	64

Expenses	48	-11%	-14%	54

Total Margin	$8	-20%	-16%	$10

Total Margin %	14%			16%

% Revenues by Geography:
Americas	41%			42%
EMEA	34%			31%
Asia Pacific	25%			27%

The decline in education revenues is attributable to lower new software license revenue growth rates, as well as weak economic conditions that have resulted in a decline in customer discretionary spending. In addition, as a result of headcount reductions of information technology personnel across multiple industry sectors, the demand for technical product training has declined. Excluding the effect of currency rate fluctuations, Americas revenues contributed 38% to the decline in education revenues in the first quarter of fiscal 2004, EMEA revenues contributed 29% and Asia Pacific revenues contributed 33%.

Education expenses decreased due to reductions in personnel and related expenditures, a reduction in the use of external contractors due to lower revenues and tighter controls over discretionary spending. The education margins as a percentage of revenue decreased to 14% in the first quarter of fiscal 2004, as revenues declined at a faster rate than expenses.

Research and Development Expenses:    Research and development expenses primarily consist of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts, because in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Expenses	$298	4%	3%	$286

Percent of Total Revenues	14%			14%

Excluding foreign currency rate fluctuations, research and development expenses increased due to personnel increases of 5% in both the database technology and applications development organizations as well as an increase in discretionary bonus expenditures. The increase in personnel expenditures was partially lessened by the hiring of personnel in India, where personnel costs are significantly lower than in the United States.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Expenses	$131	28%	25%	$102

Percent of Total Revenues	6%			5%

Excluding the effect of foreign currency rate fluctuations, 55% of the increase in general and administrative expenses was attributed to expenditures incurred in connection with the PeopleSoft tender offer (see Note 10 of Notes to Condensed Consolidated Financial Statements). The majority of the remaining increase in general and administrative expenses was due to an increase in discretionary bonus expense.

Net Investment Gains (Losses) Related to Equity Securities:    Net investment gains (losses) related to equity securities primarily related to our investment in Liberate Technologies.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Liberate Technologies	$35	*	*	$(72)
Other equity securities	1	*	*	(9)

Total net investment gains (losses) related to equity securities	$36	*	*	$(81)

*	not meaningful

In June 2003, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In fiscal 2002 and 2003, we recorded impairment charges on our investment in Liberate Technologies aggregating $260.7 million, including $72.1 million in the first quarter of fiscal 2003. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

Other Income, Net:    Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2003	Actual	Constant	2002
Interest income	$28	-15%	-18%	$33
Interest expense	(11)	175%	175%	(4)
Foreign currency gains (losses)	(2)	*	*	1
Minority interest	(5)	*	*	(4)
Other	2	*	*	(3)

Total other income, net	$12	*	*	$23

*	not meaningful

The decrease in interest income is primarily due to lower interest rates available in the capital markets. In the first quarter of fiscal 2004, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.46% from 1.94% in the first quarter of fiscal 2003. Interest expense increased primarily due to a $5.0 million commitment fee related to a $5.0 billion revolving credit facility for the PeopleSoft tender offer.

Provision for Income Taxes:    The effective tax rate was 33.7% for the three months ended August 31, 2003 and 34.3% for the three months ended August 31, 2002. The effective tax rate of 33.7% for the three months ended August 31, 2003 is a blend of the effective tax rate of 33.5% on operating and other income increased by the tax rate on the gain from the sale of our investment in Liberate Technologies. The effective tax rate of 34.3% for the three months ended August 31, 2002 is a blend of the effective tax rate of 35.0% on operating and other income reduced by the tax rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

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

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2003	Change	May 31, 2003
Working capital	$5,227	3%	$5,069
Cash, cash equivalents and short-term investments	$7,404	14%	$6,519

	Three Months Ended August 31,
(Dollars in millions)	2003	Change	2002
Cash provided by operating activities	$1,251	3%	$1,218
Cash provided by (used for) investing activities	$(1,491)	*	$271
Cash used for financing activities	$(159)	-78%	$(738)

*	not meaningful

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by August 31, 2004. The increase in cash, cash equivalents and short-term investments is primarily due to a reduction in common stock repurchases.

The improved timeliness in the collection of accounts receivable impacts the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 58 and 61 for the quarters ended August 31, 2003 and May 31, 2003, respectively. Days sales outstanding was lower for the quarter ended August 31, 2003 compared to the quarter ended May 31, 2003 due to changes in the relative sales mix, predominately product support.

Cash flows provided by operating activities:    Cash flows from operating activities increased compared to the prior year corresponding period primarily due to the increase in net income partially offset by changes in various working capital components.

Cash flows provided by (used for) investing activities:    The negative cash flows from investing activities in the first quarter of 2004 primarily relates to an increase in the purchase of short-term investments. Additionally, in the first quarter of 2004, we acquired an office building, which we previously occupied under an operating lease, and the underlying land for $45.9 million. We expect to continue to invest in capital and other assets to support our growth.

Cash flows used for financing activities:    We incurred negative cash flows from financing activities in the first quarters of fiscal 2004 and 2003, primarily as a result of common stock repurchases. Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,573.2 million shares have been repurchased as of August 31, 2003 for approximately $17.8 billion. We repurchased 16.7 million shares for $200.0 million and 81.9 million shares for $768.3 million during the quarters ended August 31, 2003 and 2002, respectively. At August 31, 2003, approximately $2.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes as of August 31, 2003, were reduced to 4.50% on the February 2004 senior notes and 3.22% on the February 2007 senior notes. Additionally, at August 31, 2003, we had notes payable of $9.5 million due in May 2005.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of August 31, 2003:

	Year Ending May 31,
(in millions)	2004	2005	2006	2007	2008	2009	Thereafter	Total
Principal and interest payments on senior notes	$160	$10	$10	$160	$—	$—	$—	$340
Notes payable	—	10	—	—	—	—	—	10
Operating leases	94	97	72	53	41	26	111	494

Total commitments	$254	$117	$82	$213	$41	$26	$111	$844

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In the three months ended August 31, 2003 and 2002, approximately 6% and 14% of our new software license revenues were financed through our financing division.

We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and the revolving credit facility discussed below will be sufficient to meet our working capital, capital expenditure, debt maturities and investment needs through at least August 31, 2004.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increases our offer to approximately $7.5 billion. Our tender offer will expire on October 17, 2003, unless we extend the offer. We currently expect that the offer will be extended until the principal conditions to the offer are satisfied. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility, which may be increased or supplemented.

We have incurred approximately $19.6 million of expenditures as of August 31, 2003 associated with our tender offer for PeopleSoft, of which $14.6 million is included in general and administrative expense and $5.0 million, which relates to a commitment fee for the revolving credit facility, is included in other income, net in the condensed consolidated statements of operations for the three months ended August 31, 2003.

As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, in connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.8% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2003, 22.4% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At August 31, 2003, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.2%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee approves any individual stock option grants up to 25,000 shares to non-executive officers.

Option information from June 1, 2000 through August 31, 2003 is summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2000	592
Options granted	186
Options exercised	(193)
Cancellations	(103)

Options outstanding at August 31, 2003	482

Average annualized options granted net of cancellations	26

Shares outstanding at August 31, 2003	5,224
Weighted average shares outstanding from June 1, 2000 through August 31, 2003	5,454

Options outstanding as a percent of shares outstanding at August 31, 2003	9.2%
In the money options outstanding (based on our August 31, 2003 stock price) as a percent of shares outstanding at August 31, 2003	7.2%
Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2000 through August 31, 2003	0.5%
Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2000 through August 31, 2003	-3.1%

Generally, we grant stock options to our existing employees on an annual basis. During the quarter ended August 31, 2003, we made our annual grant of options and other grants to purchase approximately 41.4 million shares of our stock, which resulted in a net grant of options for 33.3 million shares after deducting 8.1 million shares for cancelled options. For additional information about our employee stock option plan activity for the fiscal years 2001 through 2003, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please see our Annual Report on Form 10-K for the fiscal year ended May 31, 2003 and Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Our success depends upon our ability to develop new products and enhance our existing products.    Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle Database, Oracle Application Server, Oracle E-Business Suite, Oracle Collaboration Suite and Oracle Outsourcing and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner or if we fail to position and/or price our products to meet market demand, our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues.

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

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. In connection with the tender offer, we have been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. PeopleSoft has a “poison pill” in place, which could delay or discourage an acquisition that the PeopleSoft stockholders may consider favorable. PeopleSoft has implemented several additional defensive tactics including offering customers “money back” guarantees (payable in certain circumstances if Oracle acquires the company) and amending the terms of their now completed acquisition of J.D. Edwards & Company to pay a combination of stock and cash, which eliminated the need to obtain approval from the PeopleSoft stockholders. We have received, and are responding to, requests for additional information from various governmental authorities regarding possible antitrust concerns. While we intend to proceed with our offer, we cannot assure you that we will be successful in acquiring PeopleSoft.

The risks we may encounter in acquisitions and investments include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against Oracle would be valuable to pursue; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	changes in the renewal rate for software license updates and product support contracts;

•	any seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	any changes in general economic conditions;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

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

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2003. If the United States dollar strengthens throughout the remainder of fiscal 2004 relative to other currencies our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among our subsidiaries, our selling distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.    There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $26.4 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 of Notes to Condensed Consolidated Financial Statements and our discussion in the Employee Stock Options section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

To be successful we must effectively compete in a range of markets within the highly competitive software industry.    The software industry is intensely competitive. Several large vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have significantly greater financial and technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. We may also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first quarter of fiscal 2004, our research and development expenses were $298 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2004 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Our outsourcing services may not be successful.    We offer outsourced services for our products through our E-Business Suite Outsourcing, Collaboration Suite Outsourcing and Technology Outsourcing services. Outsourcing is a relatively new service offering and revenues to date have not been significant. Our outsourcing business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our outsourcing business is subject to a variety of risks including:

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

Also, there is increased pressure for all governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures to be made by the federal government under these contracts. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government discovers improper or illegal activities in the course of audits or investigations, the contractor may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. If we were assessed any penalties or sanctions, our business and operating results could be adversely affected.

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

Our stock price could remain volatile and your investment could lose value.    Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our tender offer for PeopleSoft and the reactions to such offer;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratio or other valuation measure for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    All of our fixed income investments are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Hence, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Additionally, we hold available for sale securities which are reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended August 31, 2003, total interest income was $27.5 million with the investments yielding an average of 1.46% on a worldwide basis. This interest rate level was down approximately 48 basis points from 1.94% for the three months ended August 31, 2002.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at August 31, 2003. The cash, cash equivalent and investment balances approximate fair value at August 31, 2003.

(Dollars in millions)	Balance at August 31, 2003	Weighted Average Interest Rate for the three months ended August 31, 2003
Cash and cash equivalents	$4,240	1.65%
Short-term investments (91 days-1 year)	3,164	1.22%
Investments in debt securities (1-2 years)	283	1.41%

Total cash, cash equivalents and investments	$7,687	1.46%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Balance at August 31, 2003
Japanese Yen	$702
Euro	1,106
British Pound	167
Chinese Renminbi	104
Canadian Dollar	53
Other currencies	690

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$2,822

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At August 31, 2003, the effective interest rates on the senior notes were reduced to 4.50% for the 2004 senior notes and 3.22% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swaps is $9.8 million at August 31, 2003 and is included in intangible and other assets in the accompanying condensed consolidated balance sheets.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures February 2004	$150	6.72%	(3.35)%	1.13%	4.50%
Matures February 2007	$150	6.91%	(4.82)%	1.13%	3.22%

Foreign Currency Transaction Risk.    We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All outstanding forward contracts (excluding equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were $3.5 million and $3.7 million in the three months ended August 31, 2003 and 2002. The fair value of the foreign currency exchange contracts was $(0.4) million and $(0.9) million as of August 31, 2003 and 2002.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of August 31, 2003. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per Euro.

Table of Forward Contracts:

United States Dollar Foreign Exchange Contracts

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$1	$3	0.64
Brazilian Real	13	—	3.19
Chilean Peso	3	2	701.75
Chinese Renminbi	64	—	8.27
Euro	40	—	1.09
Indian Rupee	—	6	45.85
Israeli Shekel	23	—	4.48
Japanese Yen	30	—	117.75
Korean Won	2	2	1,181.00
Mexican Peso	2	—	10.96
New Zealand Dollar	1	3	0.57
Peruvian New Sol	3	—	3.49
Philippine Peso	14	—	56.50
Polish Zloty	—	8	4.00
Saudi Arabian Riyal	26	—	3.75
Singapore Dollar	1	6	1.75
Slovakian Koruna	—	1	38.72
South African Rand	30	—	7.42
Taiwan Dollar	3	25	34.01
Thai Baht	3	—	41.27

Total	$259	$56

Euro Foreign Exchange Contracts

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swedish Krona	€3	€—	9.25
United States Dollar	8	19	1.09

Total	€11	€19

Net Investment Risk.    Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using forward foreign currency exchange contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in other income, net.

At August 31, 2003, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was not material to our consolidated financial statements. The Yen equity hedge has a notional amount of $618.0 million and a weighted average exchange rate of 117.5 Yen for United States dollar.

Net losses on equity hedges reported in stockholders’ equity relating to the effective portion of the net investment hedge were $3.0 million and $38.5 million in the three months ended August 31, 2003 and 2002. The net gains on equity hedges reported in other income, net relating to the ineffective portion of the net investment hedges were $1.9 million and $2.1 million in the three months ended August 31, 2003 and 2002.

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)  Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeffrey O. Henley.

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: September 18, 2003	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer

Dated: September 18, 2003	By:	/s/ JENNIFER L. MINTON
Jennifer L. Minton Senior Vice President, Finance and Operations and Chief Accounting Officer