Form 10-Q
period 2003-11-30
ORACLE CORP /DE/
filed 2003-12-18
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

The number of shares of registrant’s common stock outstanding as of December 15, 2003: 5,227,586,820

ORACLE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2003 and May 31, 2003

(Unaudited)

(in millions, except per share data)	November 30, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,173	$4,737
Short-term investments	3,901	1,782
Trade receivables, net of allowances of $363 as of November 30, 2003 and $376 as of May 31, 2003	1,547	1,920
Other receivables	209	301
Deferred tax assets	361	381
Prepaid expenses and other current assets	116	106

Total current assets	10,307	9,227

Investments in debt securities	—	233
Property, net	1,073	1,062
Deferred tax assets	162	197
Intangible and other assets	235	345

Total assets	$11,777	$11,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212	$228
Current portion of long-term debt	152	153
Income taxes payable	958	891
Accrued compensation and related benefits	465	454
Other accrued liabilities	862	1,023
Deferred revenues	1,349	1,409

Total current liabilities	3,998	4,158

Notes payable and long-term debt, net of current portion	169	175
Deferred tax liabilities	151	186
Other long-term liabilities	260	225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,226 shares as of November 30, 2003 and 5,233 shares as of May 31, 2003	5,280	5,101
Retained earnings	1,780	1,092
Accumulated other comprehensive income	139	127

Total stockholders’ equity	7,199	6,320

Total liabilities and stockholders’ equity	$11,777	$11,064

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2003 and 2002

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2003	2002	2003	2002
Revenues:
New software licenses and other	$855	$765	$1,380	$1,328
Software license updates and product support	1,114	954	2,148	1,859
Services	529	590	1,042	1,149

Total revenues	2,498	2,309	4,570	4,336

Operating expenses:
Sales and marketing	525	512	989	984
Software license updates and product support	143	117	264	234
Cost of services	455	482	897	953
Research and development	323	295	621	581
General and administrative	137	109	268	211

Total operating expenses	1,583	1,515	3,039	2,963

Operating income	915	794	1,531	1,373

Net investment gains (losses) related to equity securities	(4)	(22)	32	(102)
Other income, net	5	28	17	51

Income before provision for income taxes	916	800	1,580	1,322
Provision for income taxes	299	265	523	444

Net income	$617	$535	$1,057	$878

Earnings per share:
Basic	$0.12	$0.10	$0.20	$0.16

Diluted	$0.12	$0.10	$0.20	$0.16

Weighted average common shares outstanding:
Basic	5,226	5,309	5,228	5,354

Diluted	5,337	5,420	5,342	5,468

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2003 and 2002

(Unaudited)

	Six Months Ended November 30,
(in millions)	2003	2002
Cash Flows From Operating Activities:
Net income	$1,057	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100	122
Amortization of intangible assets	21	44
Net investment (gains) losses related to equity securities	(32)	102
Deferred income taxes	20	(35)
Changes in assets and liabilities:
Decrease in trade receivables	389	528
Decrease in prepaid expenses and other assets	93	86
Decrease in accounts payable and other current liabilities	(139)	(95)
Increase (decrease) in income taxes payable	135	(140)
Decrease in deferred revenues	(54)	(13)
Increase (decrease) in other long-term liabilities	10	(8)

Net cash provided by operating activities	1,600	1,469

Cash Flows From Investing Activities:
Purchases of investments	(5,252)	(2,299)
Proceeds from maturities and sale of investments	3,397	2,574
Capital expenditures	(103)	(75)
Increase in other assets	(21)	(68)

Net cash provided by (used for) investing activities	(1,979)	132

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(399)	(1,707)
Proceeds from issuance of common stock	176	147
Settlement of forward contract	—	(166)

Net cash used for financing activities	(223)	(1,726)

Effect of exchange rate changes on cash and cash equivalents	38	43

Net decrease in cash and cash equivalents	(564)	(82)
Cash and cash equivalents at beginning of period	4,737	3,095

Cash and cash equivalents at end of period	$4,173	$3,013

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003

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

2.    STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$617	$535	$1,057	$878
Deduct: Total stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(65)	(101)	(130)	(201)
Add: Reversal of total stock-based employee compensation expense determined under the fair value based method for forfeitures, net of related tax effects	8	7	47	23

Pro forma net income	$560	$441	$974	$700

Earnings per share:
Basic—as reported	$0.12	$0.10	$0.20	$0.16
Basic—pro forma	$0.11	$0.08	$0.19	$0.13

Diluted—as reported	$0.12	$0.10	$0.20	$0.16
Diluted—pro forma	$0.10	$0.08	$0.18	$0.13

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Employee and Director Stock Options
Expected life from vest date (in years)	1.35	1.25-1.57	1.26-3.00	1.25-2.46
Risk-free interest rate	2.03-3.35%	2.08-3.31%	2.03-4.09%	2.08-3.34%
Volatility	40%	56%	40-44%	56%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$4.19	$4.32	$4.79	$3.81

Employee Stock Purchase Plan
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.00-1.10%	1.12-1.22%	1.00-1.10%	1.12-1.22%
Volatility	40-48%	56-57%	40-48%	56-57%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$3.02	$2.47	$3.06	$2.54

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income	$617	$535	$1,057	$878

Weighted average common shares outstanding	5,226	5,309	5,228	5,354
Dilutive effect of employee stock plans	111	101	114	101
Dilutive effect of forward contract	—	10	—	13

Diluted weighted average common shares outstanding	5,337	5,420	5,342	5,468

Basic earnings per share	$0.12	$0.10	$0.20	$0.16
Diluted earnings per share	$0.12	$0.10	$0.20	$0.16
Anti-dilutive weighted shares excluded from calculation (1)	148	128	141	129

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation and equity hedge gains and losses and unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2003	2002	2003	2002
Net income	$617	$535	$1,057	$878
Reversal of unrealized gain on equity securities	—	—	(25)	—
Foreign currency translation and equity hedge gains	129	17	36	38

Total comprehensive income	$746	$552	$1,068	$916

5.    NET INVESTMENT GAINS (LOSSES) RELATED TO EQUITY SECURITIES

Net investment gains (losses) related to equity securities in the condensed consolidated statements of operations includes sales and provisions for losses related to Liberate Technologies and investments in other companies. In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In the second quarter and first half of fiscal 2003, we recorded impairment charges on our investment in Liberate Technologies of $15.0 million and $87.1 million. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

6.    DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

(in millions)	November 30, 2003	May 31, 2003
Software license updates and product support	$1,131	$1,168
Services	119	128
New software licenses	99	113

Total deferred revenues	$1,349	$1,409

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

7.    STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,589.8 million shares have been repurchased as of November 30, 2003 for approximately $18.0 billion. We repurchased 33.3 million shares for $399.4 million and 189.7 million shares for $1,707.2 million during the six months ended November 30, 2003 and 2002, respectively. At November 30, 2003, approximately $2.4 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

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

The new software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Our applications software can be accessed with standard web browsers and can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, services and human resources. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of business assists customers in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are comprised of advanced product support services and outsourcing services. Advanced product support services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, and on-site technical services. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. The education line of business provides instructor led, media based and internet based training in the use of our database technology and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2003	2002	2003	2002
New software licenses and other:
Revenues(2)	$852	$759	$1,376	$1,316
Sales and distribution expenses	413	397	778	764

Margin(3)	$439	$362	$598	$552
Software license updates and product support:
Revenues	$1,114	$954	$2,148	$1,859
Cost of services	138	110	254	217

Margin(3)	$976	$844	$1,894	$1,642
Consulting:
Revenues(2)	$395	$453	$789	$883
Cost of services	322	360	654	722

Margin(3)	$73	$93	$135	$161
Advanced product services:
Revenues	$65	$64	$125	$127
Cost of services	56	44	102	87

Margin(3)	$9	$20	$23	$40
Education:
Revenues(2)	$72	$79	$132	$151
Cost of services	56	54	103	108

Margin(3)	$16	$25	$29	$43
Totals:
Revenues	$2,498	$2,309	$4,570	$4,336
Expenses	985	965	1,891	1,898

Margin(3)	$1,513	$1,344	$2,679	$2,438

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as consulting and education revenues for management reporting purposes.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2003	2002	2003	2002
Total margin for reportable segments	$1,513	$1,344	$2,679	$2,438
Product development and information technology expenses	(404)	(357)	(769)	(714)
Marketing and partner program expenses	(92)	(86)	(168)	(161)
Corporate and general and administrative expenses	(92)	(85)	(190)	(146)
Net investment gains (losses) related to equity securities	(4)	(22)	32	(102)
Other income, net	(5)	6	(4)	7

Income before provision for income taxes	$916	$800	$1,580	$1,322

9.    INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations.

The effective tax rate was 32.6% and 33.1% for the second quarter and first half of fiscal 2004 as compared to 33.1% and 33.6% for the corresponding prior year periods. In fiscal 2004, the effective tax rate is a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first half of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter. In fiscal 2003, the effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the tax rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate for the first half of fiscal 2003 on operating and other income was reduced to 34.0% in the second quarter from 35.0% in the first quarter.

The Internal Revenue Service has examined our federal income tax returns for all years through 1995 without any material adjustment of additional taxes due. The IRS is currently examining our federal income tax returns for 1996 through 2002. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover the periods from June 1, 2001 through May 31, 2006.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

10.    TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increases our offer to approximately $7.5 billion. Our tender offer will expire on December 31, 2003, unless we extend the offer, which we are currently considering. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility, which may be increased, decreased or supplemented.

We have incurred approximately $33.4 million of expenditures as of November 30, 2003 associated with our tender offer for PeopleSoft. For the three and six months ended November 30, 2003, expenditures of $13.8 million and $28.4 million are included in general and administrative expense in the condensed consolidated statements of operations. The remaining $5.0 million, which relates to a commitment fee for the revolving credit facility incurred in the first quarter of 2004, is included in other income, net in the condensed consolidated statements of operations.

As discussed in Note 11, in connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future.

11.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our Chief Financial Officer and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000. On November 8, 2002, we filed a motion to dismiss the second amended consolidated complaint. On December 9, 2002, plaintiffs filed their opposition to the motion to dismiss the second amended complaint and also moved to amend this complaint to expand their accounting allegations. On March 24, 2003, the Court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on August 11, 2003, filed their appellate brief in the United States Court of Appeals for the Ninth Circuit. Defendants filed their response on October 8, 2003 and plaintiffs filed their reply on November 26, 2003. We anticipate that oral argument will be scheduled for the latter half of calendar year 2004. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of the Company, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves and committed constructive fraud, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The Board of Directors established a Special Litigation Committee (the SLC) to investigate the allegations in the Delaware Derivative Action, and the SLC was subsequently asked to investigate the allegations in the San Mateo Derivative and Federal Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation into the claims made in all three derivative actions and into certain accounting and other allegations in the federal stockholder class action. The SLC determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in the Delaware Court of Chancery to terminate the Delaware Derivative Action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate, without addressing the SLC’s conclusions on the merits. The SLC filed a petition for an interlocutory appeal of the denial of the SLC’s motion, which petition was denied. Plaintiffs filed a motion to stay the action which was denied on September 15, 2003, and filed a separate motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer. Plaintiffs’ motion to amend the complaint was granted by a stipulation of all the parties and order of the Court on September 23, 2003. The Chief Executive Officer and Chief Financial Officer have filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. We expect the hearing on the summary judgment to go forward in June 2004. On December 8, 2003, the San Mateo Court also approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice. In the San Mateo Derivative Action, a trial date is currently set for April 5, 2004, but we expect this date will to be moved to January 2005, at the earliest.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2003

(Unaudited)

In connection with our unsolicited tender offer for PeopleSoft, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future. We also initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in connection with the tender offer in the Court of Chancery in the State of Delaware (the Delaware Action). On June 12, 2003, J.D. Edwards and Company, (J.D. Edwards) filed suit in the Superior Court of the State of California, County of San Mateo, against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the San Mateo Action). On the same date J.D. Edwards also filed suit against us in the District Court for the City and County of Denver, Colorado, seeking damages, declaratory relief and other relief (the Colorado Action). In both the San Mateo and Colorado Actions, stipulations of dismissal were executed and filed by the parties after the PeopleSoft-J.D. Edwards merger was consummated. On June 13, 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the Alameda Action). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On August 12, 2003, PeopleSoft filed an amended complaint, asserting substantially similar claims and purporting to bring claims on behalf of J.D. Edwards. On September 11, 2003, we filed a demurrer in the Alameda Action, seeking to dismiss the action in its entirety. On November 5, 2003, the Court overruled the demurrer in part and sustained it in part, with leave to amend certain causes of action. PeopleSoft filed its second amended complaint on December 12, 2003. In the Delaware Action, on November 10, 2003, Oracle moved for a preliminary injunction to enjoin PeopleSoft from offering, continuing to offer or expanding the money back offer to customers it had reported in public filings during its last two fiscal quarters, and further sought expedited proceedings in connection with the motion and the proposed amended compliant filed on the same day. Although the Court denied the request for expedited proceedings, it ordered expedited discovery on the issue of the money back refund and scheduled a trial or hearing on all matters beginning March 29, 2004. On December 8, 2003, Oracle filed its amended complaint in the Delaware Action. Discovery in the Delaware and the Alameda Actions remains coordinated by the Chancery Court in Delaware, pursuant to court order. On June 18, 2003, the State of Connecticut (the State) filed suit against us in the U.S. District Court for the District of Connecticut, seeking declaratory relief, injunctive relief and other relief (the Connecticut Action). In that action, the State alleges that our proposed acquisition of PeopleSoft would be anticompetitive and would violate state and federal antitrust laws. The State thereafter filed an amended complaint against us on August 4, 2003. In response to that action, we filed a motion to dismiss on August 18, 2003. The State responded to the motion on October 15, 2003 and we filed our reply on November 12, 2003. The hearing on the motion has not yet been scheduled. We believe that we have meritorious defenses against the actions filed against us and we will vigorously defend them.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In the six months ended November 30, 2003 and 2002, approximately 9% and 10% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present that information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros for the six months ended November 30, 2003 and November 30, 2002, our financial statements would reflect revenues of $1.2 million for the six months ended November 30, 2003 (using 1.18 as the exchange rate) and $1.0 million for the six months ended November 30, 2002 (using 0.99 as the exchange rate). The constant currency presentation would translate the results for the six months ended November 30, 2003 and 2002 using the May 31, 2003 exchange rate and indicate, in this example, no change in revenues during the periods. We present this constant currency information in order to allow investors to assess how our underlying business performed excluding the effect of currency rate fluctuations. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	2003	Actual	Constant	2002
Total Revenues:
Americas	$1,250	8%	7%	$1,158	$2,292	1%	0%	$2,263
EMEA (1)	881	8%	-6%	817	1,598	11%	-2%	1,445
Asia Pacific	367	10%	1%	334	680	8%	2%	628

Total revenues	2,498	8%	1%	2,309	4,570	5%	0%	4,336

Total Operating Expenses	1,583	4%	-1%	1,515	3,039	3%	-2%	2,963

Total Operating Margin	$915	15%	5%	$794	$1,531	12%	3%	$1,373

Total Operating Margin %	37%			34%	34%			32%

% Revenues by Geography:
Americas	50%			50%	50%			52%
EMEA	35%			35%	35%			33%
Asia Pacific	15%			15%	15%			15%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Total revenues increased in the second quarter of fiscal 2004 due to an increase in both new software license revenues and software license updates and product support revenues, as well as favorable foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, total revenues increased slightly in the second quarter of fiscal 2004 primarily due to an increase in new software license revenues in the Americas, most notably in the United States, partially offset by a decrease in new software license revenues in EMEA. Improved sales execution, a strengthening in our competitive position, and a stronger economy resulted in a 23% increase in new software license sales in the United States. The strengthening of the economy in the United States did not positively affect the services revenue growth rates. Historically, services revenue growth rates have lagged new software license revenue growth rates by one to two quarters, as implementation services and education services related to new software licensed during the quarter are provided after the licenses are acquired by our customers. The economy continues to be weak in EMEA resulting in customers delaying or limiting their technology spending.

Operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies, resulting in an increase of 4% in operating expenses. Excluding currency rate fluctuations, total operating expenses decreased slightly in the second quarter of fiscal 2004 due primarily to lower salary expenses in the consulting line of business related to lower headcount levels, partially offset by discretionary bonus expenditures, higher sales commission expenses that resulted from higher new software license revenues, and professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 34% to 37% in the second quarter of fiscal 2004 primarily due to the increase in new software license revenues and software license updates and product support revenues. International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    Total revenues increased in the first half of fiscal 2004 due to an increase in both new software license revenues and software license updates and product support revenues, partially offset by lower services revenues. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, total revenues remained essentially flat in the first half of fiscal 2004 due to a 9% increase in software license updates and product support revenues, which was offset by lower new software license revenues and services revenues. Although new software license revenues grew in the second quarter of fiscal 2004, total revenues for the first half of fiscal 2004 were still negatively affected by weak economic conditions in the United States in the first quarter of fiscal 2004, as well as continued weak economic conditions internationally, particularly in EMEA. The strengthening of the economy in the United States did not positively affect the services revenue growth rates. Historically, services revenue growth rates have lagged new software license revenue growth rates by one to two quarters, as implementation services and education services related to new software licensed during the quarter are provided after the licenses are acquired by our customers.

Excluding currency rate fluctuations, the decrease in new software license revenues and services revenues is primarily attributable to weak economic conditions, both domestically and internationally, that resulted in customers delaying or limiting their technology spending. Customers exercised caution over spending in the first half of fiscal 2004 due to the weak economy.

Operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies, resulting in a 3% increase in operating expenses. Excluding currency rate fluctuations, total operating expenses decreased slightly in the first half of fiscal 2004 due primarily to lower salary expenses in the consulting line of business related to lower headcount levels, partially offset by discretionary bonus expenditures and professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 32% to 34% in the first half of fiscal 2004 primarily due to the increase in new software license revenues and software license updates and product support revenues.

Expected Results for the Three Months Ended February 28, 2004:    We expect the total revenue growth rate in the third quarter of fiscal 2004 to range between 7% and 10%, while the new software license revenue growth rate is expected to range between 5% and 15%. These expected revenue growth rates assume that the United States dollar will remain weak relative to major international currencies, contributing six percentage points of revenue growth. In addition, we anticipate reported earnings per share to range between $0.11 and $0.12, depending on actual revenue growth rates. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. Factors that may affect our actual results include our critical accounting policies and estimates and those identified below under the caption “Factors That May Affect Our Future Results or the Market Price of Our Stock.” We undertake no specific obligation to provide any updates regarding these estimates.

New Software License and Other:    New software license revenues represent fees earned from granting customers licenses to use our database technology and application software products, and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. Other revenues include documentation and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	2003	Actual	Constant	2002
New Software License and Other Revenues:
Americas	$377	19%	18%	$316	$587	2%	1%	$575
EMEA	312	3%	-9%	302	512	5%	-7%	488
Asia Pacific	166	13%	3%	147	281	6%	0%	265

Total revenues	855	12%	4%	765	1,380	4%	-2%	1,328

Sales and Marketing Expenses	525	3%	-4%	512	989	1%	-4%	984

Total Margin	$330	30%	17%	$253	$391	14%	4%	$344

Total Margin %	39%			33%	28%			26%

% Revenues by Geography:
Americas	44%			41%	43%			43%
EMEA	37%			40%	37%			37%
Asia Pacific	19%			19%	20%			20%

Revenues by Product:
Database technology	$712	11%	2%	$644	$1,119	4%	-3%	$1,081
Applications	137	27%	18%	108	244	11%	6%	219

Total revenues by product	849	13%	5%	752	1,363	5%	-1%	1,300
Other revenues	6	-54%	-57%	13	17	-39%	-45%	28

Total new software license and other revenues	$855	12%	4%	$765	$1,380	4%	-2%	$1,328

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Excluding currency rate fluctuations, new software license revenues increased in the second quarter of fiscal 2004 primarily due to higher revenues in the Americas, most notably the United States, partially offset by lower revenues in EMEA. Improved sales execution, a strengthening in our competitive position, and a stronger economy resulted in a 23% increase in new software license sales in the United States. While economic conditions improved during the second quarter in the United States, the economy continues to remain weak in EMEA. As a result, customers in EMEA continue to restrict their software procurement to current well-defined needs. Excluding the effect of currency rate fluctuations, the Americas contributed 194% to the increase in new software license revenues, APAC contributed 16% and EMEA contributed -110%.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased by 31% in the second quarter of fiscal 2004. New software license revenues generated from large transactions increased as a percentage of total new software license revenues from 31% to 36% in the second quarter of fiscal 2004.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses decreased in the second quarter of fiscal 2004 due to lower salaries attributable to lower sales and marketing personnel levels, as well as tighter controls over discretionary spending, partially offset by higher sales commissions due to higher new software license revenues. The new software license margin increased in the second quarter of fiscal 2004 primarily due to higher new software license revenues.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    Excluding the effect of foreign currency rate fluctuations, new software license revenues decreased in the first half of fiscal 2004 primarily due to customers delaying or limiting their technology capital spending as a result of weak economic conditions, most notably in EMEA. These weak economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. Excluding the effect of currency rate fluctuations, EMEA contributed 121% to the decrease in new software license revenues, partially offset by an increase in revenues in the Americas.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased by 12% in the first half of fiscal 2004. New software license revenues generated from large transactions increased as a percentage of total new software license revenues from 32% to 35% in the first half of fiscal 2004.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses decreased in the first half of fiscal 2004 due to lower salaries attributable to lower sales personnel levels, as well as tighter controls over discretionary spending. New software license margin increased in the first half of fiscal 2004 primarily due to higher new software license revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	2003	Actual	Constant	2002
Software License Updates and Product Support Revenues:
Americas	$596	14%	12%	$525	$1,149	12%	10%	$1,029
EMEA	375	21%	5%	311	727	22%	8%	597
Asia Pacific	143	21%	11%	118	272	17%	9%	233

Total revenues	1,114	17%	9%	954	2,148	16%	9%	1,859

Expenses	143	22%	14%	117	264	13%	6%	234

Total Margin	$971	16%	9%	$837	$1,884	16%	10%	$1,625

Total Margin %	87%			88%	88%			87%

% Revenues by Geography:
Americas	53%			55%	53%			55%
EMEA	34%			33%	34%			32%
Asia Pacific	13%			12%	13%			13%

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in the second quarter of fiscal 2004 reflects an increase in the overall customer installed base over the comparable prior year periods, as well as improved renewal rates and more timely renewals. Excluding the effect of currency rate fluctuations, the Americas contributed 66% to the growth in software license updates and product support revenues in the second quarter of fiscal 2004, EMEA contributed 20%, and Asia Pacific contributed 14%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the second quarter of fiscal 2004 primarily due to the accrual of discretionary bonuses, as well as higher salary expenses. The software license updates and product support margin as a percent of revenues decreased slightly as a result of increased discretionary bonus expenses.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    The growth in software license updates and product support revenues in the first half of fiscal 2004 is attributed to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 59% to the growth in software license updates and product support revenues in the first half of fiscal 2004, EMEA contributed 29% and APAC contributed 12%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the first half of fiscal 2004 for the same reasons cited above. The software license updates and product support margin as a percent of revenues increased slightly as a result of higher revenues in the first half of fiscal 2004.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	2003	Actual	Constant	2002
Consulting Revenues:
Americas	$217	-14%	-15%	$253	$440	-17%	-17%	$530
EMEA	144	-8%	-20%	157	270	-1%	-12%	274
Asia Pacific	35	-22%	-30%	45	82	-1%	-8%	83

Total revenues	396	-13%	-18%	455	792	-11%	-15%	887

Expenses	338	-11%	-16%	380	684	-9%	-14%	755

Total Margin	$58	-23%	-28%	$75	$108	-18%	-19%	$132

Total Margin %	15%			16%	14%			15%

% Revenues by Geography:
Americas	55%			56%	56%			60%
EMEA	36%			34%	34%			31%
Asia Pacific	9%			10%	10%			9%

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Consulting revenue growth rates are affected by the overall new software license revenue growth rates, in particular applications revenues. Excluding the effect of currency rate fluctuations, the decline in total consulting revenues in the second quarter of fiscal 2004 was primarily due to weak economic conditions experienced in the last few years, both domestically and internationally, which have caused companies to delay or limit technology spending and product implementations. Excluding the effect of currency rate fluctuations, the Americas contributed 44% to the decline in consulting revenues, EMEA contributed 40% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses is due primarily to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as controls over discretionary spending. The consulting margin as a percentage of revenues decreased slightly, as consulting revenues declined at a higher rate than consulting expenses.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses in the first half of fiscal 2004 were due to the same reasons cited above.

Advanced Product Services:    Advanced product services are comprised of advanced product support services and outsourcing services. Advanced product support services are earned by providing services to customers that include remote database administration, performance monitoring and tuning, and annual on-site technical services. Outsourcing services include multi-featured software management and maintenance services for our database technology and applications software. The cost of providing advanced product services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2003	Actual	Constant	2002	2003	Actual	Constant	2002
Advanced Product Services Revenues:
Americas	$35	-5%	-5%	$37	$68	-9%	-11%	$75
EMEA	22	16%	-5%	19	41	8%	-7%	38
Asia Pacific	8	0%	0%	8	16	14%	7%	14

Total revenues	65	2%	-4%	64	125	-2%	-7%	127

Expenses	58	23%	18%	47	106	18%	12%	90

Total Margin	$7	-59%	-68%	$17	$19	-49%	-51%	$37

Total Margin %	11%			27%	15%			29%

% Revenues by Geography:
Americas	54%			58%	54%			59%
EMEA	34%			30%	33%			30%
Asia Pacific	12%			12%	13%			11%

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Excluding the effect of currency rate fluctuations, advanced product services revenues decreased in the second quarter of fiscal 2004 due to weak economic conditions experienced in the last few years, both domestically and internationally, which have caused companies to delay or limit technology spending, as well as a de-emphasis of certain services. The decrease in advanced product support services revenues was partially offset by an increase in outsourcing services revenues.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased primarily due to investments made in facilities and headcount to support current and future growth in our outsourcing business. The decrease in the advanced product services margin as a percent of revenues in the second quarter of fiscal 2004 is due to lower advanced product support revenues and higher outsourcing expenses.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    Excluding the effect of currency rate fluctuations, the growth rates for advanced product services revenues and expenses in the first half of fiscal 2004 were due to the same reasons cited above.

Education:    Education revenues are earned by providing instructor led, media based and internet based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Education Revenues:
Americas	$25	-7%	-11%	$27	$48	-11%	-11%	$54
EMEA	28	0%	-9%	28	48	0%	-11%	48
Asia Pacific	15	-6%	-18%	16	29	-12%	-18%	33

Total revenues	68	-4%	-11%	71	125	-7%	-13%	135

Expenses	59	7%	0%	55	107	-1%	-7%	108

Total Margin	$9	-44%	-44%	$16	$18	-33%	-36%	$27

Total Margin %	13%			23%	14%			20%

% Revenues by Geography:
Americas	37%			38%	38%			40%
EMEA	41%			39%	38%			36%
Asia Pacific	22%			23%	24%			24%

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003:    Excluding the effect of currency rate fluctuations, the decline in education revenues is attributable to lower new software license revenue growth rates experienced in the last twelve to eighteen months, as well as headcount reductions of information technology personnel across multiple industry sectors that have resulted in a reduction of the demand for technical product training. Excluding the effect of currency rate fluctuations, the Americas contributed 33% to the decline in education revenues in the second quarter of fiscal 2004, EMEA contributed 38% and Asia Pacific contributed 29%.

Excluding currency rate fluctuations, education expenses remained essentially flat. The education margins as a percentage of revenues decreased in the second quarter of fiscal 2004 as revenues declined without a corresponding decrease in expenses.

First Half Fiscal 2004 Compared to First Half Fiscal 2003:    Excluding the effect of currency rate fluctuations, the growth rates for education revenues in the first half of fiscal 2004 were due to the same reasons cited above. Excluding currency rate fluctuations, education expenses decreased due to reductions in personnel and related expenditures.

Research and Development Expenses:    Research and development expenses primarily consist of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Expenses	$323	9%	7%	$295	$621	7%	5%	$581

Percent of Total Revenues	13%			13%	14%			13%

Excluding foreign currency rate fluctuations, research and development expenses increased in the second quarter and first half of fiscal 2004 primarily due to an increase in discretionary bonus expenditures. Research and development headcount increased 3% and 9% in the database technology and applications development organizations in the second quarter of fiscal 2004. While total headcount increased, salary expenses did not increase in proportion to the headcount increase due to a shift in the personnel mix between the United States and India. Personnel costs in India are significantly lower than in the United States.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Expenses	$137	26%	16%	$109	$268	27%	21%	$211

Percent of Total Revenues	5%			5%	6%			5%

Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in the second quarter and first half of fiscal 2004 was attributed to professional fees incurred in connection with the PeopleSoft tender offer, as well as discretionary bonus expenditures.

Net Investment Gains (Losses) Related to Equity Securities:    Net investment gains (losses) related to equity securities primarily related to our investment in Liberate Technologies.

	Three Months Ended November 30,				Six Months Ended November 30,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Liberate Technologies	$—	*	*	$(15)	$35	*	*	$(87)
Other equity securities	(4)	*	*	(7)	(3)	*	*	(15)

Total net investment gains (losses) related to equity securities	$(4)	*	*	$(22)	$32	*	*	$(102)

*	not meaningful

In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In the second quarter and first half of fiscal 2003, we recorded impairment charges on our investment in Liberate Technologies of $15.0 million and $87.1 million. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

Other Income, Net:    Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,
	2003	Percent Change		2002	2003	Percent Change		2002
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$29	-17%	-24%	$35	$56	-18%	-21%	$68
Interest expense	(3)	-25%	-25%	(4)	(14)	75%	75%	(8)
Foreign currency gains (losses)	(4)	*	*	3	(6)	*	*	1
Minority interest	(18)	*	*	(9)	(23)	*	*	(12)
Other	1	*	*	3	4	*	*	2

Total other income, net	$5	*	*	$28	$17	*	*	$51

*	not meaningful

The decrease in interest income is primarily due to lower interest rates available in the capital markets. In the second quarter and first half of fiscal 2004, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.5% from 2.2% and 1.5% from 2.1%, respectively. Interest expense increased in the first half of fiscal 2004 primarily due to a $5.0 million commitment fee related to a $5.0 billion revolving credit facility obtained in connection with the PeopleSoft tender offer.

Provision for Income Taxes:    The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

The effective tax rate was 32.6% and 33.1% for the second quarter and first half of fiscal 2004 as compared to 33.1% and 33.6% for the corresponding prior year periods. In fiscal 2004, the effective tax rate is a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first half of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter. In fiscal 2003, the effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the tax rate on the impairment charge on our investment in Liberate Technologies. The effective tax rate for the first half of fiscal 2003 on operating and other income was reduced to 34.0% in the second quarter from 35.0% in the first quarter.

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

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2003	Change	May 31, 2003
Working capital	$6,309	24%	$5,069
Cash, cash equivalents and short-term investments	$8,074	24%	$6,519

	Six Months Ended November 30,
(Dollars in millions)	2003	Change	2002
Cash provided by operating activities	$1,600	9%	$1,469
Cash provided by (used for) investing activities	$(1,979)	*	$132
Cash used for financing activities	$(223)	-87%	$(1,726)

*	not meaningful

Cash, cash equivalents and short-term investments:    Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by November 30, 2004. The increase in cash, cash equivalents and short-term investments in the six months ended November 30, 2003 was primarily due to $1.6 billion in cash from operating activities. The largest uses of cash from investing and financing activities were $399.4 million for common stock repurchases and $103.0 million for capital expenditures, offset by proceeds of $175.8 million from the issuance of common stock under employee stock option and employee stock purchase plans.

The improved timeliness in the collection of accounts receivable impacts the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 56 and 61 for the quarters ended November 30, 2003 and May 31, 2003, respectively. Days sales outstanding was lower for the quarter ended November 30, 2003 compared to the quarter ended May 31, 2003 due to the composition of software license updates and product support revenues as a percentage of total revenues, which increased from 37.6% in the fourth quarter of fiscal 2003 to 44.6% in the second quarter of fiscal 2004. Software license updates and product support revenue is typically invoiced in advance resulting in a lower days sales outstanding as compared to our other lines of business.

Cash flows provided by operating activities:    Cash flows from operating activities increased in the first half of fiscal 2004 primarily due to the increase in net income, partially offset by changes in various working capital components.

Cash flows provided by (used for) investing activities:    The negative cash flows from investing activities in the first half of fiscal 2004 primarily relates to an increase in the purchase of short-term investments. Additionally, in the first quarter of fiscal 2004, we acquired an office building, which we previously occupied under an operating lease, and the underlying land for $45.9 million. We expect to continue to invest in capital and other assets to support our growth.

Cash flows used for financing activities:    We incurred negative cash flows from financing activities in the first half of fiscal 2004 and 2003, primarily as a result of common stock repurchases. Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Pursuant to the stock repurchase program, a total of 1,589.8 million shares have been repurchased as of November 30, 2003 for approximately $18.0 billion. We repurchased 33.3 million shares for $399.4 million and 189.7 million shares for $1,707.2 million during the first half of fiscal 2004 and 2003, respectively. We have reduced our stock repurchase activity in order to increase our internally available cash to be used in connection with our tender offer for PeopleSoft. At November 30, 2003, approximately $2.4 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. As a result of the two interest rate swaps, the effective interest rates on the senior notes as of November 30, 2003, were reduced to 4.55% on the February 2004 senior notes and 3.27% on the February 2007 senior notes. Additionally, at November 30, 2003, we had notes payable of $9.5 million due in May 2005.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of November 30, 2003:

	Year Ending May 31,
(in millions)	2004	2005	2006	2007	2008	2009	Thereafter	Total
Principal and interest payments on senior notes	$160	$10	$10	$160	$—	$—	$—	$340
Notes payable	—	10	—	—	—	—	—	10
Operating leases	82	116	82	59	48	33	137	557

Total commitments	$242	$136	$92	$219	$48	$33	$137	$907

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In the six months ended November 30, 2003 and 2002, approximately 9% and 10% of our new software license revenues were financed through our financing division.

We believe that our current cash and cash equivalents, short-term investments, cash generated from operations and the revolving credit facility discussed below will be sufficient to meet our working capital, capital expenditure, debt maturities and investment needs through at least November 30, 2004.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increases our offer to approximately $7.5 billion. Our tender offer will expire on December 31, 2003, unless we extend the offer, which we are currently considering. We currently expect that the offer will be extended until the principal conditions to the offer are satisfied. We have entered into a commitment with Credit Suisse First Boston to provide a $5.0 billion revolving credit facility with a term of 364 days. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings under the revolving credit facility, which may be increased, decreased or supplemented.

We have incurred approximately $33.4 million of expenditures as of November 30, 2003 associated with our tender offer for PeopleSoft. For the three and six months ended November 30, 2003, expenditures of $13.8 million and $28.4 million are included in general and administrative expense in the condensed consolidated statements of operations. The remaining $5.0 million, which relates to a commitment fee for the revolving credit facility incurred in the first quarter of 2004, is included in other income, net in the condensed consolidated statements of operations.

As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, in connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future.

Employee Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.8% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2003, 31.5% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At November 30, 2003, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.9%.

The Committee on Compensation and Management Development of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee approves any individual stock option grants up to 25,000 shares to non-executive officers.

Option information from June 1, 2000 through November 30, 2003 is summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2000	592
Options granted	186
Options exercised	(203)
Cancellations	(109)

Options outstanding at November 30, 2003	466

Average annualized options granted net of cancellations	22

Shares outstanding at November 30, 2003	5,226

Weighted average shares outstanding from June 1, 2000 through November 30, 2003	5,437

Options outstanding as a percent of shares outstanding at November 30, 2003	8.9%

In the money options outstanding (based on our November 30, 2003 stock price) as a percent of shares outstanding at November 30, 2003	6.1%

Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2000 through November 30, 2003	0.4%

Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2000 through November 30, 2003	-3.0%

Generally, we grant stock options to our existing employees on an annual basis. During the six months ended November 30, 2003, we made our annual grant of options and other grants to purchase approximately 42.2 million shares of our stock, which resulted in a net grant of options for 27.9 million shares after deducting 14.3 million shares for cancelled options. For additional information about our employee stock option plan activity for the fiscal years 2001 through 2003, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please see our Annual Report on Form 10-K for the fiscal year ended May 31, 2003 and Note 2 of Notes to Condensed Consolidated Financial Statements.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion, as well as our discussion above of critical accounting policies and estimates, highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth.    Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. The recent general weakening of the global economy and the weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as governmental budgetary constraints, have resulted in delays and decreases of customer purchases. Although there are signs of an improving economic environment in the United States, it is too early to determine whether an economic recovery will be broad, substantial and sustained, and whether any such recovery would translate to higher levels of information technology spending. International economic conditions continue to be weak, particularly in EMEA. In addition, governmental budgetary constraints continue both domestically and internationally. If demand for our software and related services does not continue to strengthen, our revenue growth rates will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

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

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.    We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. In connection with the tender offer, we have been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. PeopleSoft has a “poison pill” in place, which could delay or discourage an acquisition that the PeopleSoft stockholders may consider favorable. PeopleSoft has implemented several additional defensive tactics including offering customers “money back” guarantees (payable in various circumstances, including if any third party acquires the company). We have received, and are responding to, requests for additional information from various governmental authorities regarding possible antitrust concerns. While we intend to proceed with our offer, we cannot assure you that we will be successful in acquiring PeopleSoft.

The risks we may encounter in acquisitions and investments include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties; and

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially.    Our revenues in general, and our software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	changes in the renewal rate for software license updates and product support contracts;

•	any seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	any changes in general economic, political or market conditions;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our new software license revenues in any quarter depend on orders booked and delivered in that particular quarter. Our operating expenses are based on our estimates of revenues and a high percentage of our expenses are fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large software license transactions are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and our net income could fall significantly short of our predictions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion in China and India. Our international operations are subject to a variety of risks, including:

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

To be successful we must effectively compete in a range of markets within the highly competitive software industry.    The software industry is intensely competitive. Several large vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have greater financial or technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. We may also face competition from open source software initiatives, in which developers provide software and intellectual property free over the internet. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

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

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues.    We believe our continued success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, if we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices. Some of the changes we are considering include the reduction in the number of employees granted options, a reduction in the number of options granted, the elimination or reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices could affect our ability to retain and motivate existing personnel and recruit new personnel.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.    There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first six months of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $83.2 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 of Notes to Condensed Consolidated Financial Statements and our discussion in the Employee Stock Options section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first six months of fiscal 2004, our research and development expenses were $621 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2004 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Business disruptions could affect our future operating results.    Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A significant portion of our research and development activities and certain other critical business operations are located in areas near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

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

United States Congressional action in connection with the extraterritorial income case could adversely affect our net income.    The World Trade Organization has ruled the extraterritorial income regime (ETI) operated by the United States to be an illegal export subsidy and has authorized the European Union to impose tariffs on certain United States-made products imported into the European Union. ETI is a provision in the United States Tax Code providing tax incentives on products produced in the United States and exported for sale. European Union officials have indicated they will impose such tariffs starting March 1, 2004 unless the United States shows substantial progress and has repealed ETI by that date. The United States Congress thus has incentive to repeal and replace the ETI regime, but we cannot be certain that any legislation replacing ETI will provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the ETI regime.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Hence, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended November 30, 2003, total interest income was $28.5 million with the investments yielding an average of 1.45% on a worldwide basis. This interest rate level was down approximately 72 basis points from 2.17% for the three months ended November 30, 2002.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at November 30, 2003. The cash, cash equivalent and investment balances approximate fair value at November 30, 2003:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate at November 30, 2003
Cash and cash equivalents	$4,173	1.54%
Short-term investments (91 days-1 year)	3,901	1.23%

Total cash, cash equivalents and investments	$8,074	1.39%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at November 30, 2003
Euro	$1,265
Japanese Yen	766
British Pound	155
Chinese Renminbi	115
Australian Dollar	82
South African Rand	72
Canadian Dollar	64
Other currencies	534

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$3,053

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. At November 30, 2003, the effective interest rates on the senior notes were reduced to 4.55% for the 2004 senior notes and 3.27% for the 2007 senior notes as a result of the two interest rate swaps. The fair value of the interest rate swap due in February 2004 is $1.6 million at November 30, 2003 and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The fair value of the interest rate swap due in February 2007 is $9.6 million at November 30, 2003 and is included in intangible and other assets in the accompanying condensed consolidated balance sheets.

Table of Interest Rate Swaps:

(Dollars in millions)	Notional Amount	Fixed Interest Rate on Senior Notes	Fixed Rate Received on Swap	Variable Rate Paid on Swap	Effective Interest Rate on Senior Notes
Matures February 2004	$150	6.72%	(3.35)%	1.18%	4.55%
Matures February 2007	$150	6.91%	(4.82)%	1.18%	3.27%

Foreign Currency Transaction Risk.    We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All outstanding forward contracts (excluding equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction (gains) losses included in other income, net in the accompanying condensed consolidated statements of operations were $6.0 million and $9.5 million in the three and six months ended November 30, 2003 and $(0.2) million and $3.5 million in the three and six months ended November 30, 2002. The fair value of the foreign currency exchange contracts was $(0.8) million and $1.4 million as of November 30, 2003 and 2002.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of November 30, 2003. In the first table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. In the second table, notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per Euro.

Table of Forward Contracts:

United States Dollar Foreign Exchange Contracts

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$—	$1	0.71
Brazilian Real	13	—	3.19
Columbian Peso	1	—	2,886.00
Chinese Renminbi	69	—	8.27
Euro	36	—	1.18
Indian Rupee	38	—	46.25
Israeli Shekel	23	—	4.50
Japanese Yen	51	—	109.57
Korean Won	10	3	1,215.50
Peruvian New Sol	3	—	3.50
Philippine Peso	12	—	56.95
Polish Zloty	—	12	3.97
Saudi Arabian Riyal	28	—	3.76
Singapore Dollar	—	14	1.72
Slovakian Koruna	2	—	35.04
South African Rand	23	—	6.65
Taiwan Dollar	1	26	33.90
Thai Baht	1	—	40.11

Total	$311	$56

Euro Foreign Exchange Contracts

(Euros in millions)	Exchange Foreign Currency for Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
United States Dollar	€6	€16	1.18

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

At November 30, 2003, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was $0.5 million and $(1.2) million as of November 30, 2003 and 2002. The Yen equity hedge has a notional amount of $663.4 million and a weighted average exchange rate of 109.43 Yen for United States dollar.

Net gains (losses) on equity hedges reported in stockholders’ equity relating to the effective portion of the net investment hedge were $(45.3) million and $(48.4) million in the three and six months ended November 30, 2003 and $12.1 million and $(26.4) million in the three and six months ended November 30, 2002. The net gains on equity hedges reported in other income, net relating to the ineffective portion of the net investment hedges were $1.8 million and $3.7 million in the three and six months ended November 30, 2003 and $2.7 million and $4.8 million in the three and six months ended November 30, 2002.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 13, 2003.

Proposal No. 1:    The stockholders elected each of the following persons as a director to hold office until the 2004 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For (in millions)	Votes Withheld (in millions)
Lawrence J. Ellison	4,522	88
Donald L. Lucas	4,426	184
Michael J. Boskin	4,428	183
Jeffrey O. Henley	4,548	63
Jack F. Kemp	4,557	54
Jeffrey Berg	4,400	210
Safra Catz	4,548	62
Hector Garcia-Molina	4,557	54
Joseph A. Grundfest	4,429	182
H. Raymond Bingham	4,400	211

Proposal No. 2:    The stockholders approved the adoption of the Company’s Fiscal Year 2004 Executive Bonus Plan with 4,419.3 million affirmative votes, 160.3 million negative votes and 31.0 million votes abstaining.

Proposal No. 3:    The stockholders ratified the appointment of Ernst and Young LLP as the Company’s independent auditors for the fiscal year ended May 31, 2004 with 4,502.6 million affirmative votes, 83.5 million negative votes and 24.6 million votes abstaining.

Proposal No. 4:    The stockholders approved the Company’s Amended and Restated 1993 Directors’ Stock Plan with 2,739.6 million affirmative votes, 640.8 million negative votes, 32.5 million votes abstaining and 1,197.7 million broker non-votes.

Proposal No. 5:    The stockholders voted against a stockholder proposal to adopt the “China Business Principles for Rights of Workers in China” with 2,895.0 million negative votes, 215.5 million affirmative votes, 302.6 million votes abstaining and 1,197.6 million broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.02	1993 Directors’ Stock Plan, as amended through August 26, 2003

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeffrey O. Henley.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: December 18, 2003	By:	/s/ JEFFREY O. HENLEY
Jeffrey O. Henley Executive Vice President and Chief Financial Officer

Dated: December 18, 2003	By:	/s/ JENNIFER L. MINTON
Jennifer L. Minton Senior Vice President, Finance and Operations and Chief Accounting Officer