Form 10-Q
period 2004-02-29
ORACLE CORP /DE/
filed 2004-03-17
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

The number of shares of registrant’s common stock outstanding as of March 12, 2004: 5,194,988,009

ORACLE CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2004 and May 31, 2003

(Unaudited)

(in millions, except per share data)	February 29, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,192	$4,737
Short-term investments	3,826	1,782
Trade receivables, net of allowances of $358 as of February 29, 2004 and $376 as of May 31, 2003	1,545	1,920
Other receivables	225	301
Deferred tax assets	333	381
Prepaid expenses and other current assets	113	106

Total current assets	10,234	9,227

Investments in debt securities	—	233
Property, net	1,080	1,062
Deferred tax assets	165	197
Intangible and other assets	236	345

Total assets	$11,715	$11,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$188	$228
Current portion of long-term debt	—	153
Income taxes payable	715	891
Accrued compensation and related benefits	445	454
Other accrued liabilities	1,037	1,023
Deferred revenues	1,355	1,409

Total current liabilities	3,740	4,158

Notes payable and long-term debt, net of current portion	170	175
Deferred tax liabilities	151	186
Other long-term liabilities	248	225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,195 shares as of February 29, 2004 and 5,233 shares as of May 31, 2003	5,329	5,101
Retained earnings	1,828	1,092
Accumulated other comprehensive income	249	127

Total stockholders’ equity	7,406	6,320

Total liabilities and stockholders’ equity	$11,715	$11,064

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 29, 2004 and February 28, 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
New software licenses	$847	$755	$2,227	$2,083
Software license updates and product support	1,176	1,005	3,325	2,863
Services	486	547	1,528	1,697

Total revenues	2,509	2,307	7,080	6,643

Operating expenses:
Sales and marketing	527	521	1,515	1,505
Software license updates and product support	143	120	407	354
Cost of services	439	454	1,337	1,408
Research and development	328	301	951	882
General and administrative	145	115	413	325

Total operating expenses	1,582	1,511	4,623	4,474

Operating income	927	796	2,457	2,169

Net investment gains (losses) related to equity securities	(2)	(6)	30	(108)
Other income, net	22	39	39	90

Income before provision for income taxes	947	829	2,526	2,151
Provision for income taxes	312	258	835	702

Net income	$635	$571	$1,691	$1,449

Earnings per share:
Basic	$0.12	$0.11	$0.32	$0.27

Diluted	$0.12	$0.11	$0.32	$0.27

Weighted average common shares outstanding:
Basic	5,218	5,259	5,225	5,322

Diluted	5,337	5,383	5,340	5,439

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2004 and February 28, 2003

(Unaudited)

	Nine Months Ended
(in millions)	February 29, 2004	February 28, 2003
Cash Flows From Operating Activities:
Net income	$1,691	$1,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	193
Amortization of intangible assets	29	65
Net investment (gains) losses related to equity securities	(30)	108
Deferred income taxes	45	(19)
Changes in assets and liabilities:
Decrease in trade receivables	432	665
Decrease in prepaid expenses and other assets	95	104
Decrease in accounts payable and other current liabilities	(95)	(182)
Decrease in income taxes payable	(76)	(105)
Decrease in deferred revenues	(68)	(68)
Decrease in other long-term liabilities	(14)	(13)

Net cash provided by operating activities	2,159	2,197

Cash Flows From Investing Activities:
Purchases of investments	(7,578)	(3,066)
Proceeds from maturities and sale of investments	5,829	4,064
Capital expenditures	(144)	(88)
Increase in other assets	(33)	(64)

Net cash provided by (used for) investing activities	(1,926)	846

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,027)	(2,196)
Proceeds from issuance of common stock	241	200
Payments of long-term debt	(150)	—
Settlement of forward contract	—	(166)

Net cash used for financing activities	(936)	(2,162)

Effect of exchange rate changes on cash and cash equivalents	158	112

Net increase (decrease) in cash and cash equivalents	(545)	993
Cash and cash equivalents at beginning of period	4,737	3,095

Cash and cash equivalents at end of period	$4,192	$4,088

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2004

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income, as reported	$635	$571	$1,691	$1,449
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(58)	(83)	(141)	(261)

Pro forma net income	$577	$488	$1,550	$1,188

Earnings per share:
Basic—as reported	$0.12	$0.11	$0.32	$0.27
Basic—pro forma	$0.11	$0.09	$0.30	$0.22

Diluted—as reported	$0.12	$0.11	$0.32	$0.27
Diluted—pro forma	$0.11	$0.09	$0.29	$0.22

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

the option component of the employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended			Nine Months Ended
	February 29, 2004	February 28, 2003		February 29, 2004		February 28, 2003
Employee and Director Stock Options
Expected life from vest date (in years)	1.30	1.25-1.	93	1.26-3.	00	1.25-2.	46
Risk-free interest rate	1.65-2.94%	1.47-3.01%		1.65-4.09%		1.47-3.34%
Volatility	37%	51%		37-44%		51-56%
Dividend yield	—	—		—		—
Weighted average fair value of grants	$4.37	$4.31		$4.78		$3.82

Employee Stock Purchase Plan
Expected life (in years)	0.50	0.50		0.50		0.50
Risk-free interest rate	1.02%	1.22%		1.02-1.10%		1.12-1.22%
Volatility	40%	56%		40-48%		56-57%
Dividend yield	—	—		—		—
Weighted average fair value of grants	$2.97	$2.32		$3.06		$2.98

3.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and with respect to the nine months ended February 28, 2003, a forward contract to sell 36.0 million shares of our common stock that was settled on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income	$635	$571	$1,691	$1,449

Weighted average common shares outstanding	5,218	5,259	5,225	5,322
Dilutive effect of employee stock plans	119	124	115	108
Dilutive effect of forward contract	—	—	—	9

Diluted weighted average common shares outstanding	5,337	5,383	5,340	5,439

Basic earnings per share	$0.12	$0.11	$0.32	$0.27
Diluted earnings per share	$0.12	$0.11	$0.32	$0.27
Anti-dilutive weighted shares excluded from calculation(1)	102	121	128	126

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation and equity hedge gains and losses as well as unrealized gains and losses on equity securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004		February 28, 2003
Net income	$635	$571	$1,691		$1,449
Unrealized gains (loss) on equity securities, net of tax	—	9	(24	)*	11
Foreign currency translation and equity hedge gains, net of tax	110	81	145		117

Total comprehensive income	$745	$661	$1,812		$1,577

*	Represents reversal of unrealized gain upon sale of Liberate Technologies securities in the first quarter of fiscal 2004.

5.    NET INVESTMENT GAINS (LOSSES) RELATED TO EQUITY SECURITIES

Net investment gains (losses) related to equity securities in the condensed consolidated statements of operations includes sales and provisions for losses related to Liberate Technologies and investments in other companies. In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In the first half of fiscal 2003, we recorded impairment charges on our investment in Liberate Technologies of $87.1 million. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

6. DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

(in millions)	February 29, 2004	May 31, 2003
Software license updates and product support	$1,136	$1,168
Services	129	128
New software licenses	90	113

Total deferred revenues	$1,355	$1,409

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

7.    STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Since the inception of the stock repurchase program, a total of 1,634.8 million shares have been repurchased as of February 29, 2004 for approximately $18.6 billion. We repurchased 78.3 million shares for $1.0 billion and 231.2 million shares for $2.2 billion during the nine months ended February 29, 2004 and February 28, 2003, respectively. At February 29, 2004, approximately $1.8 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

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

The new software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Applications software includes financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, services and human resources, which can be accessed with standard web browsers and can be used to automate business processes and provide business intelligence. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of business assists customers in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are comprised of advanced product support services and Oracle On Demand. Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. Oracle On Demand (formerly Oracle Outsourcing) provides multi-featured software and hardware management and maintenance services for our database technology and applications software. The education line of business provides instructor led, media based and internet based training in the use of our database technology and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
New software licenses:
Revenues(2)	$845	$749	$2,221	$2,067
Sales and distribution expenses	433	406	1,211	1,169

Margin(3)	$412	$343	$1,010	$898
Software license updates and product support:
Revenues	$1,176	$1,005	$3,325	$2,863
Cost of services	136	114	391	331

Margin(3)	$1,040	$891	$2,934	$2,532
Consulting:
Revenues(2)	$373	$429	$1,162	$1,311
Cost of services	321	343	975	1,066

Margin(3)	$52	$86	$187	$245
Advanced product services:
Revenues	$62	$63	$187	$190
Cost of services	53	43	154	130

Margin(3)	$9	$20	$33	$60
Education:
Revenues(2)	$53	$61	$185	$212
Cost of services	48	54	151	162

Margin(3)	$5	$7	$34	$50
Totals:
Revenues	$2,509	$2,307	$7,080	$6,643
Expenses	991	960	2,882	2,858

Margin(3)	$1,518	$1,347	$4,198	$3,785

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as consulting and education revenues for management reporting purposes.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Total margin for reportable segments	$1,518	$1,347	$4,198	$3,785
Product development and information technology expenses	(399)	(357)	(1,170)	(1,073)
Marketing and partner program expenses	(76)	(84)	(243)	(244)
Corporate and general and administrative expenses	(106)	(89)	(297)	(235)
Net investment gains (losses) related to equity securities	(2)	(6)	30	(108)
Other income, net	12	18	8	26

Income before provision for income taxes	$947	$829	$2,526	$2,151

9.    INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations.

The effective tax rate was 33.0% and 33.1% for the third quarter and first nine months of fiscal 2004 as compared to 31.1% and 32.6% for the corresponding prior year periods. In fiscal 2004, the effective tax rate is a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first nine months of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter. In fiscal 2003, the effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the tax rate on the impairment charge on our investment in Liberate Technologies recorded in the first and second quarters, plus a benefit in the third quarter resulting from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties. The effective tax rate for the first nine months of fiscal 2003 on operating and other income was reduced to 34.0% in the second quarter from 35.0% in the first quarter.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

10.    TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased our offer to approximately $7.5 billion. On February 4, 2004, we increased the tender offer to $26.00 per share or approximately $9.4 billion. Our tender offer will expire on June 25, 2004, unless we extend the offer.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary (with the underlying obligation guaranteed by us), in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At February 29, 2004, no amounts were borrowed from the Credit Facility.

We have incurred approximately $48.4 million of expenditures as of February 29, 2004, associated with our tender offer for PeopleSoft. For the three and nine months ended February 29, 2004, expenditures of $15.0 million and $43.4 million are included in general and administrative expense in the condensed consolidated statements of operations. The remaining $5.0 million, which relates to a commitment fee for the Credit Facility incurred in the first quarter of 2004, is included in other income, net in the condensed consolidated statements of operations.

As discussed in Note 11, in connection with the tender offer, we have been named as a defendant in various legal proceedings, including civil antitrust lawsuits filed by the U.S. Department of Justice and several state attorneys general to block our acquisition of PeopleSoft, and may be a party to additional legal proceedings in the future.

11.    LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our Chief Financial Officer and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock, in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed another amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000 through March 1, 2001. On March 24, 2003, the Court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on August 11, 2003, filed their appellate brief in the United States Court of Appeals for the Ninth Circuit. Defendants filed their response on October 8, 2003 and plaintiffs filed their reply on November 26, 2003. Oral argument has been scheduled for April 12, 2004. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of the Company, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves and committed constructive fraud, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The Board of Directors established a Special Litigation Committee (the SLC), which investigated the allegations in the Delaware Derivative, the San Mateo Derivative, and the Federal Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation and determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in the Delaware Court of Chancery to terminate the Delaware Derivative Action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate, without addressing the SLC’s conclusions on the merits. Plaintiffs filed a motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer which was granted by a stipulation of all the parties and order of the Court on September 23, 2003. The Chief Executive Officer and Chief Financial Officer have filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. We expect the hearing on the summary judgment to go forward in June 2004. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer. On March 5, 2004, the Northern District Court issued a similar order dismissing all defendants other than our Chief Executive Officer and Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice. In the San Mateo Derivative Action, the trial date previously set for April 5, 2004 has been postponed, and we do not expect trial to proceed before 2005, at the earliest.

On July 29, 1998, and on November 22, 2002, we filed petitions with the United States Tax Court, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation (FSC) commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In February 2003, the IRS conceded its case against us for tax years 1992 through 1995 and on May 8, 2003, the Court ordered there were no further deficiencies for those years. For purposes of entering a stipulated decision in Tax Court for tax years 1988 through 1991, the IRS in November 2003 issued a proposed settlement that reflected our entitlement to FSC benefits.

In connection with our unsolicited offer for PeopleSoft, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

On June 12, 2003, J.D. Edwards and Company, (J.D. Edwards) filed suit in the Superior Court of the State of California, County of San Mateo, against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the San Mateo Action). On the same date J.D. Edwards also filed suit against us in the District Court for the City and County of Denver, Colorado, seeking damages, declaratory relief and other relief (the Colorado Action). In both the San Mateo and Colorado Actions, stipulations of dismissal were executed and filed by the parties after the PeopleSoft-J.D. Edwards merger was consummated. On June 13, 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the Alameda Action). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On August 12, 2003, PeopleSoft filed an amended complaint, asserting substantially similar claims and purporting to bring claims on behalf of J.D. Edwards. On September 11, 2003, we filed a demurrer in the Alameda Action, seeking to dismiss the action in its entirety. On November 5, 2003, the Court overruled the demurrer in part and sustained it in part, with leave to amend certain causes of action. PeopleSoft filed its second amended complaint on December 12, 2003. On January 20, 2004, we filed a second demurrer and a motion to strike in the Alameda Action seeking to dismiss the second amended complaint in its entirety. On February 25, 2004, the Court overruled the demurrer and denied the motion to strike, and we are required to file an answer in the Alameda Action by March 30, 2004. We believe we have meritorious defenses in the Alameda Action and we will vigorously defend that action.

On June 18, 2003, the State of Connecticut (State) filed suit against us in the United Stated District Court for the District of Connecticut seeking declaratory, injunctive, and other relief in connection with our proposed acquisition of PeopleSoft, alleging that the acquisition would be anticompetitive and would violate state and federal antitrust laws. On August 4, 2003, the State filed an amended complaint alleging the same causes of action and seeking to permanently enjoin us from acquiring PeopleSoft. We filed a motion to dismiss the action on August 18, 2003, the State filed its opposition on October 15, 2003, and we filed our reply on November 12, 2003. No hearing on the motion has been held or scheduled. We believe that we have meritorious defenses to the action and intend to vigorously defend that action.

On February 26, 2004, the Antitrust Division of the Department of Justice and the Attorneys General of seven states filed a lawsuit in the United States District Court for the Northern District of California against us to block the proposed acquisition of PeopleSoft, claiming that the proposed acquisition would likely substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. On March 4, 2004, we filed our answer. The parties filed a joint case management conference statement on March 8, 2004 in preparation for the initial case management conference on March 10, 2004. The court set trial to begin on June 7, 2004, and we anticipate that the trial will last for four weeks. We believe that we have meritorious defenses to the action filed and we intend to vigorously defend that action.

In connection with the PeopleSoft tender offer we also initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in the Court of Chancery in the State of Delaware (the Delaware Action). By stipulation of the parties and on orders of the court entered on July 16, 2003, discovery in the Alameda and Delaware Actions is to be coordinated. On November 10, 2003, Oracle moved for a preliminary injunction to enjoin PeopleSoft from offering, continuing to offer or expanding the money back offer to customers it had reported in public filings during its last two fiscal quarters (the Customer Assurance Program or CAP), and further sought expedited proceedings in connection with the motion and the proposed amended compliant filed on the same day. The CAP, in its varying forms, allows for a refund to PeopleSoft customers in the event that there is a change of control of PeopleSoft (such as an acquisition of the company) within a fixed period of time, and certain business events (such as the termination of support for PeopleSoft products) occur during a fixed

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2004

(Unaudited)

period of time. Although the Court denied our request for expedited proceedings, it ordered expedited discovery on the issue of the CAP and reserved two weeks for a possible hearing or trial beginning March 29, 2004. On December 8, 2003, Oracle filed a motion for leave to file an amended complaint and a proposed amended complaint in the Delaware Action. The proposed amended complaint contains further allegations of breach of fiduciary duty and other claims against PeopleSoft and its board of directors based upon, among other things, the CAP. On December 19, 2003, the Court issued an order setting a schedule for further discovery culminating in a possible trial in the action beginning on March 29, 2004, or in the alternative, April 26, 2004. At a status conference on February 27, 2004, the Court directed discovery to continue concerning the CAP and certain other issues and continued to reserve two weeks beginning on April 26, 2004 for a hearing on claims related to the money back offer.

We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2003 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2004, which runs from June 1, 2003 to May 31, 2004.

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

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described above. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Advanced product services are comprised of advanced product support services and Oracle On Demand (formerly Oracle Outsourcing). Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In the nine months ended February 29, 2004 and February 28, 2003, approximately 9% and 10% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present that information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros for the nine months ended February 29, 2004 and February 28, 2003, our financial statements would reflect revenues of $1.3 million for the nine months ended February 29, 2004 (using 1.26 as the exchange rate) and $1.1 million for the nine months ended February 28, 2003 (using 1.08 as the exchange rate). The constant currency presentation would translate the results for the nine months ended February 29, 2004 and February 28, 2003 using the May 31, 2003 exchange rate and indicate, in this example, no change in revenues during the periods. We present this constant currency information in order to allow investors to assess how our underlying business performed excluding the effect of currency rate fluctuations. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues:
Americas	$1,216	2%	1%	$1,190	$3,507	2%	1%	$3,453
EMEA(1)	918	17%	2%	786	2,517	13%	-1%	2,230
Asia Pacific	375	13%	4%	331	1,056	10%	3%	960

Total revenues	2,509	9%	2%	2,307	7,080	7%	0%	6,643

Total Operating Expenses	1,582	5%	-1%	1,511	4,623	3%	-2%	4,474

Total Operating Margin	$927	16%	8%	$796	$2,457	13%	5%	$2,169

Total Operating Margin %	37%			35%	35%			33%

% Revenues by Geography:
Americas	48%			52%	49%			52%
EMEA	37%			34%	36%			34%
Asia Pacific	15%			14%	15%			14%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Total revenues increased in the third quarter of fiscal 2004 due to an increase in both new software license revenues and software license updates and product support revenues, as well as favorable foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen.

Excluding the effect of currency rate fluctuations, total revenues increased in the third quarter of fiscal 2004 due to an increase in software license updates and product support revenues and new software license revenues, partially offset by a decline in services revenues, most notably consulting revenues. The increase in software license updates and product support revenues is a result of the high renewal rate of the comparable prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the current fiscal year and more timely renewals. The growth rate of software license updates and product support revenues does not necessarily correlate to the growth rate of new software license revenues. Improved sales execution, a strengthening in our competitive position, and improvements in the economy resulted in a 5% increase in new software license revenues. Historically, the services revenue growth rates have lagged new software license revenue growth rates by several quarters, as implementation services and education services are typically provided after the licenses are acquired by our customers. In addition, consulting revenues have declined due to a soft demand for consulting implementation services, the increased use of partners and competitive pricing pressures that have led to higher discounts and the increased use of offshore resources that are billed at lower rates.

Operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies, resulting in an increase of 5% in operating expenses. Excluding currency rate fluctuations, total operating expenses decreased slightly in the third quarter of fiscal 2004 due primarily to lower salary expenses related to lower headcount levels and a shift in the personnel mix from the United States and EMEA to lower cost countries. This decrease was partially offset by discretionary bonus expenses as well as professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 35% to 37% in the third quarter of fiscal 2004 primarily due to the increase in new software license revenues and software license updates and product support revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: Total revenues increased in the first nine months of fiscal 2004 due to an increase in both new software license revenues and software license updates and product support revenues, partially offset by lower services revenues. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen.

Excluding the effect of currency rate fluctuations, total revenues remained flat in the first nine months of fiscal 2004 due to a 10% increase in software license updates and product support revenues, which was offset by lower services revenues. Although new software license revenues grew in the second and third quarters of fiscal 2004, new software license revenues for the first nine months of fiscal 2004 were flat as a result of weak economic conditions in the United States in the first quarter of fiscal 2004, as well as weak economic conditions internationally, particularly in EMEA, in the first half of fiscal 2004. Customers continued to exercise caution over spending in the first nine months of fiscal 2004 as current economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and delaying or limiting technology purchases intended to accommodate future customer growth. The modest improvement in the economy did not positively affect the services revenue growth rates. Historically, services revenue growth rates have lagged new software license revenue growth rates by several quarters, as implementation services and education services are typically provided after the licenses are acquired by our customers. In addition, consulting revenues have declined due to a soft demand for consulting implementation services, the increased use of partners and competitive pricing pressures that have led to higher discounts and the increased use of offshore resources that are billed at lower rates.

Operating expenses were unfavorably affected as a result of the weak United States dollar relative to other major international currencies, resulting in a 3% increase in operating expenses. Excluding currency rate fluctuations, total operating expenses decreased in the first nine months of fiscal 2004 due primarily to lower salary expenses related to lower headcount levels and a shift in the personnel mix from the United States and EMEA to lower cost countries. This decrease was partially offset by discretionary bonus expenses as well as professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 33% to 35% in the first nine months of fiscal 2004 primarily due to the increase in new software license revenues and software license updates and product support revenues.

Expected Results for the Three Months Ended May 31, 2004: We expect the total revenue growth rate in the fourth quarter of fiscal 2004 to range between 6% and 10%, while the new software license revenue growth rate is expected to range between 5% and 15%. These expected revenue growth rates assume that the United States dollar will remain weak relative to major international currencies, contributing five percentage points of revenue growth. In addition, we anticipate reported earnings per share to range between $0.17 and $0.18, depending on actual revenue growth rates. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. Factors that may affect our actual results include our critical accounting policies and estimates and those identified below under the caption “Factors That May Affect Our Future Results or the Market Price of Our Stock.” We undertake no specific obligation to provide any updates regarding these estimates.

New Software Licenses: New software license revenues represent fees earned from granting customers licenses to use our database technology and application software products, and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. New software license revenues also include other revenues, which consist of documentation and miscellaneous revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

New Software License Revenues:
Americas	$344	1%	-1%	$341	$930	2%	0%	$916
EMEA	332	22%	7%	272	845	11%	-2%	760
Asia Pacific	171	20%	12%	142	452	11%	4%	407

Total revenues	847	12%	5%	755	2,227	7%	0%	2,083

Sales and Marketing Expenses	527	1%	-5%	521	1,515	1%	-5%	1,505

Total Margin	$320	37%	26%	$234	$712	23%	13%	$578

Total Margin %	38%			31%	32%			28%

% Revenues by Geography:
Americas	41%			45%	42%			44%
EMEA	39%			36%	38%			36%
Asia Pacific	20%			19%	20%			20%

Revenues by Product:
Database technology	$700	16%	8%	$603	$1,820	8%	1%	$1,684
Applications	140	0%	-5%	140	384	7%	2%	359

Total revenues by product	840	13%	5%	743	2,204	8%	1%	2,043
Other revenues	7	-42%	-46%	12	23	-43%	-45%	40

Total new software license revenues	$847	12%	5%	$755	$2,227	7%	0%	$2,083

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Excluding the effect of currency rate fluctuations, new software license revenues increased in the third quarter of fiscal 2004 primarily due to higher database technology revenues in all geographic areas, offset slightly by lower application revenues, primarily in Japan. Improved sales execution, a strengthening in our competitive position, and improvements in the economy resulted in a 7% increase in new software license sales internationally, while revenues in the United States remained essentially flat. EMEA contributed 58% and Asia Pacific contributed 48% to the increase in new software license revenues, offset by flat revenues in the United States and lower revenues in Latin America.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased by 6% in the third quarter of fiscal 2004. New software license revenues generated from large transactions decreased as a percentage of total new software license revenues from 33% to 32% in the third quarter of fiscal 2004.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses decreased in the third quarter of fiscal 2004 due to lower headcount levels and related costs, as well as tighter controls over discretionary spending. The new software license margin increased in the third quarter of fiscal 2004 primarily due to higher new software license revenues.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: Excluding the effect of currency rate fluctuations, new software license revenues were flat in the first nine months of fiscal 2004. Although new software license revenues grew in the second and third quarters of fiscal 2004, new software license revenues for the first nine months of fiscal 2004 were flat as a result of weak economic conditions in the United States in the first quarter of fiscal 2004, as well as weak economic conditions internationally, particularly in EMEA, in the first half of fiscal 2004. Customers continued to exercise caution over spending in the first nine months of fiscal 2004 as current economic conditions have resulted in more customers restricting their software procurement to well-defined current needs and delaying or limiting technology purchases intended to accommodate future customer growth. An increase in new software license revenues in Asia Pacific was offset by a decrease in revenues in EMEA, while revenues in the Americas were flat.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased by 10% in the first nine months of fiscal 2004. New software license revenues generated from large transactions as a percentage of total new software license revenues were 33% in the first nine months of fiscal 2004 and 2003.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses decreased in the first nine months of fiscal 2004 due to lower headcount levels and related costs, as well as tighter controls over discretionary spending. New software license margin increased in the first nine months of fiscal 2004 due to higher new software license revenues.

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

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Software License Updates and Product Support Revenues:
Americas	$629	13%	11%	$559	$1,778	12%	11%	$1,588
EMEA	396	23%	8%	322	1,123	22%	8%	918
Asia Pacific	151	22%	10%	124	424	19%	10%	357

Total revenues	1,176	17%	10%	1,005	3,325	16%	10%	2,863

Expenses	143	19%	10%	120	407	15%	8%	354

Total Margin	$1,033	17%	10%	$885	$2,918	16%	10%	$2,509

Total Margin %	88%			88%	88%			88%

% Revenues by Geography:
Americas	53%			56%	53%			55%
EMEA	34%			32%	34%			32%
Asia Pacific	13%			12%	13%			13%

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in the third quarter of fiscal 2004 is a result of the high renewal rate of the comparable prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the current fiscal year and more timely renewals. The growth rate of software license updates and product support revenues does not necessarily correlate to the growth rate of new software license revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 62% to the growth in software license updates and product support revenues in the third quarter of fiscal 2004, EMEA contributed 26%, and Asia Pacific contributed 12%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the third quarter of fiscal 2004 primarily due to the accrual of discretionary bonuses, as well as higher salary expenses due to increased headcount. The software license updates and product support margin as a percent of revenues remained flat as a result of higher revenues offset by increased salary and discretionary bonus expenses.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: The growth in software license updates and product support revenues in the first nine months of fiscal 2004 is attributed to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the growth in software license updates and product support revenues in the first nine months of fiscal 2004, EMEA contributed 28% and Asia Pacific contributed 12%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the first nine months of fiscal 2004 for the same reasons cited above. The software license updates and product support margin as a percent of revenues remained flat as a result of higher revenues offset by increased salary and discretionary bonus expenses.

Services

Services consist of consulting, advanced product services and education.

Consulting: Consulting revenues are earned by providing services to customers specializing in the rapid design, implementation, deployment, upgrade and migration of our database technology and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Consulting Revenues:
Americas	$192	-18%	-18%	$233	$633	-17%	-18%	$763
EMEA	149	-3%	-15%	153	419	-2%	-13%	427
Asia Pacific	33	-25%	-30%	44	115	-10%	-15%	128

Total revenues	374	-13%	-18%	430	1,167	-11%	-16%	1,318

Expenses	334	-6%	-12%	356	1,019	-8%	-13%	1,111

Total Margin	$40	-46%	-49%	$74	$148	-29%	-30%	$207

Total Margin %	11%			17%	13%			16%

% Revenues by Geography:
Americas	51%			54%	54%			58%
EMEA	40%			36%	36%			32%
Asia Pacific	9%			10%	10%			10%

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Consulting revenue growth rates are affected by the overall new software license revenue growth rates, in particular applications revenues. Excluding the effect of currency rate fluctuations, the decline in total consulting revenues in the third quarter of fiscal 2004 was primarily due to companies delaying or limiting technology spending and product implementations. Consulting revenue growth rates have lagged new software license revenue growth rates by several quarters, as consulting services are typically provided after the licenses are acquired by our customers. In addition, consulting revenues have declined due to soft demand for consulting implementation services, the increased use of partners and competitive pricing pressures that have led to higher discounts and the increased use of offshore resources that are billed at lower rates. The Americas contributed 53% to the decline in consulting revenues, EMEA contributed 30% and Asia Pacific contributed 17%.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses is due primarily to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as a shift in the mix of consulting personnel from the United States and EMEA to India, where personnel costs are lower. The consulting margin as a percentage of revenues decreased slightly, as consulting revenues declined at a higher rate than consulting expenses.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses in the first nine months of fiscal 2004 were due to the same reasons cited above. The Americas contributed 62% to the decline in consulting revenues, EMEA contributed 29% and Asia Pacific contributed 9%.

Advanced Product Services: Advanced product services are comprised of advanced product support services and Oracle On Demand (formerly Oracle Outsourcing). Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. The cost of providing advanced product services consists primarily of personnel related expenditures and hardware and facilities costs for Oracle On Demand.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Advanced Product Services Revenues:
Americas	$36	-5%	-5%	$38	$103	-9%	-10%	$113
EMEA	18	0%	-11%	18	59	5%	-8%	56
Asia Pacific	8	14%	14%	7	25	19%	9%	21

Total revenues	62	-2%	-6%	63	187	-2%	-7%	190

Expenses	55	22%	15%	45	161	19%	12%	135

Total Margin	$7	-61%	-61%	$18	$26	-53%	-54%	$55

Total Margin %	11%			29%	14%			29%

% Revenues by Geography:
Americas	58%			60%	55%			60%
EMEA	29%			29%	32%			29%
Asia Pacific	13%			11%	13%			11%

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Excluding the effect of currency rate fluctuations, advanced product support services revenues decreased in the third quarter of fiscal 2004 due to companies delaying or limiting technology spending. Advanced product support services revenue growth rates have lagged new software license revenue growth rates by several quarters, as services are typically provided after the licenses are acquired by our customers. In addition, the decrease was due to a de-emphasis of certain services. The decrease in advanced product support services revenues was offset by an increase in Oracle On Demand revenues. The Americas contributed 60% and EMEA contributed 50% to the decrease in advanced product services revenues, offset by higher revenues in Asia Pacific.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased primarily due to investments made in facilities and headcount to support current and future growth in our Oracle On Demand business. The decrease in the advanced product services margin as a percent of revenues in the third quarter of fiscal 2004 is due to lower advanced product support revenues and higher Oracle On Demand expenses.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: Excluding the effect of currency rate fluctuations, the growth rates for advanced product services revenues and expenses in the first nine months of fiscal 2004 were due to the same reasons cited above. The Americas contributed 80% and EMEA contributed 35% to the decrease in advanced product services revenues, offset by higher revenues in Asia Pacific.

Education: Education revenues are earned by providing instructor led, media based and internet based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Education Revenues:
Americas	$15	-21%	-21%	$19	$63	-14%	-15%	$73
EMEA	23	10%	-5%	21	71	3%	-9%	69
Asia Pacific	12	-14%	-21%	14	40	-15%	-19%	47

Total revenues	50	-7%	-16%	54	174	-8%	-14%	189

Expenses	50	-6%	-13%	53	157	-3%	-9%	162

Total Margin	$—	-100%	-100%	$1	$17	-37%	-41%	$27

Total Margin %	0%			2%	10%			14%

% Revenues by Geography:
Americas	30%			35%	36%			39%
EMEA	46%			39%	41%			36%
Asia Pacific	24%			26%	23%			25%

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003: Excluding the effect of currency rate fluctuations, the decline in education revenues is attributable to headcount reductions of information technology personnel across multiple industry sectors that have resulted in a continued reduction of the demand for technical product training. In addition, companies have delayed or limited technology spending. Education revenue growth rates have lagged new software license revenue growth rates by several quarters, as education services are typically provided after the licenses are acquired by our customers. The Americas contributed 49% to the decline in education revenues in the third quarter of fiscal 2004, EMEA contributed 13% and Asia Pacific contributed 38%.

Excluding currency rate fluctuations, education expenses decreased due to reductions in personnel and related expenditures. The education margins as a percentage of revenues decreased in the third quarter of fiscal 2004 as revenues declined at a higher rate than expenses.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003: Excluding the effect of currency rate fluctuations, the growth rates for education revenues and expense in the first nine months of fiscal 2004 were due to the same reasons cited above. The Americas contributed 40% to the decline in education revenues in the first nine months of fiscal 2004, EMEA contributed 26% and Asia Pacific contributed 34%.

Research and Development Expenses: Research and development expenses primarily consist of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Expenses	$328	9%	7%	$301	$951	8%	6%	$882

Percent of Total Revenues	13%			13%	13%			13%

Excluding foreign currency rate fluctuations, research and development expenses increased in the third quarter and first nine months of fiscal 2004 primarily due to an increase in discretionary bonus expenses. In the third quarter of fiscal 2004, research and development headcount increased 8% and 13% in the database technology and applications development organizations, respectively. While total headcount increased, salary expenses did not increase in proportion to the higher headcount as the hiring occurred in countries where personnel costs are significantly lower than in the United States.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant

Expenses	$145	26%	16%	$115	$413	27%	19%	$325

Percent of Total Revenues	6%			5%	6%			5%

Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in the third quarter and first nine months of fiscal 2004 was primarily attributed to professional fees incurred in connection with the PeopleSoft tender offer, as well as discretionary bonus expenses.

Net Investment Gains (Losses) Related to Equity Securities: Net investment gains (losses) related to equity securities primarily related to our investment in Liberate Technologies.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant
Liberate Technologies	$—	*	*	$—	$35	*	*	$(87)
Other equity securities	(2)	*	*	(6)	(5)	*	*	(21)

Total net investment gains (losses) related to equity securities	$(2)	*	*	$(6)	$30	*	*	$(108)

*	not meaningful

In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. In the first half of fiscal 2003, we recorded impairment charges on our investment in Liberate Technologies of $87.1 million. These charges related to other than temporary declines in the fair value of Liberate Technologies. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

Other Income, Net: Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended				Nine Months Ended
	Feb 29, 2004	Percent Change		Feb 28, 2003	Feb 29, 2004	Percent Change		Feb 28, 2003
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$29	-9%	-15%	$32	$85	-15%	-19%	$100
Interest expense	(4)	0%	0%	(4)	(18)	50%	50%	(12)
Foreign currency gains (losses)	(4)	*	*	11	(10)	*	*	12
Minority interest	—	*	*	(6)	(23)	*	*	(19)
Other	1	*	*	6	5	*	*	9

Total other income, net	$22	*	*	$39	$39	*	*	$90

*	not meaningful

The decrease in interest income is primarily due to lower interest rates available in the capital markets. In the third quarter and first nine months of fiscal 2004, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.4% from 1.9%. Interest expense increased in the first nine months of fiscal 2004 primarily due to a $5.0 million commitment fee related to our revolving credit facility obtained in connection with the PeopleSoft tender offer.

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

The effective tax rate was 33.0% and 33.1% for the third quarter and first nine months of fiscal 2004 as compared to 31.1% and 32.6% for the corresponding prior year periods. In fiscal 2004, the effective tax rate is a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first nine months of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter. In fiscal 2003, the effective tax rate is a blend of the effective tax rate on operating and other income, reduced by the tax rate on the impairment charge on our investment in Liberate Technologies recorded in the first and second quarters, plus a benefit in the third quarter resulting from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties. The effective tax rate for the first nine months of fiscal 2003 on operating and other income was reduced to 34.0% in the second quarter from 35.0% in the first quarter.

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

Liquidity and Capital Resources

(Dollars in millions)	February 29, 2004	Change	May 31, 2003
Working capital	$6,494	28%	$5,069
Cash, cash equivalents and short-term investments	$8,018	23%	$6,519

	Nine Months Ended
(Dollars in millions)	February 29, 2004	Change	February 28, 2003
Cash provided by operating activities	$2,159	-2%	$2,197
Cash provided by (used for) investing activities	$(1,926)	*	$846
Cash used for financing activities	$(936)	-57%	$(2,162)

*	not meaningful

Cash, cash equivalents and short-term investments: Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments that mature by February 28, 2005. The increase in cash, cash equivalents and short-term investments in the nine months ended February 29, 2004 was primarily due to $2.2 billion in cash from operating activities. The largest uses of cash from investing and financing activities were $1.0 billion for common stock repurchases, $150.0 million for repayments of long-term debt and $144.0 million for capital expenditures, offset by proceeds of $241.1 million from the issuance of common stock under stock option and employee stock purchase plans.

The improved timeliness in the collection of accounts receivable increases the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 55 and 61 for the quarters ended February 29, 2004 and May 31, 2003, respectively. Days sales outstanding was lower for the quarter ended February 29, 2004 compared to the quarter ended May 31, 2003 due to the composition of software license updates and product support revenues as a percentage of total revenues, which increased from 37.6% in the fourth quarter of fiscal 2003 to 46.9% in the third quarter of fiscal 2004. Software license updates and product support revenue is typically invoiced in advance resulting in a lower days sales outstanding as compared to our other lines of business.

Cash flows provided by operating activities: Our largest source of operating cash flows are from our customers upon the purchase and renewal of their software licenses updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. Additionally, we generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs. Cash flows from operating activities decreased in the first nine months of fiscal 2004 primarily due to higher cash collections from customers in the first nine months of fiscal 2003. Days sales outstanding improved in the first nine months of fiscal 2003, while remaining essentially flat for the first nine months of fiscal 2004.

Cash flows provided by (used for) investing activities: The negative cash flows from investing activities in the first nine months of fiscal 2004 primarily relates to an increase in the purchase of short-term investments. We typically purchase short-term investments with surplus cash. Additionally, in the first quarter of fiscal 2004, we acquired an office building, which we previously occupied under an operating lease, and the underlying land for $45.9 million. We expect to continue to invest in capital and other assets to support our growth.

Cash flows used for financing activities: We incurred negative cash flows from financing activities in the first nine months of fiscal 2004 and 2003, primarily as a result of common stock repurchases. Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Since the inception of the stock repurchase program, a total of 1,634.8 million shares have been repurchased as of February 29, 2004 for approximately $18.6 billion. We repurchased 78.3 million shares for $1.0 billion and 231.2 million shares for $2.2 billion during the nine months ended February 29, 2004 and February 28, 2003, respectively. At February 29, 2004, approximately $1.8 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. In the third quarter of fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004. As a result of our interest rate swap, the effective interest rate on our 6.91% senior notes was reduced to 3.21% as of February 29, 2004. Additionally, at February 29, 2004, we had notes payable of $9.5 million due in May 2005.

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In the nine months ended February 29, 2004 and February 28, 2003, approximately 9% and 10% of our new software license revenues were financed through our financing division.

Contractual Obligations

The following is a summary of our contractual obligations as of February 29, 2004:

		Year Ending May 31,
(in millions)	Total	2004	2005	2006	2007	2008	2009	Thereafter
Principal and interest payments on senior notes	$180	$—	$10	$10	$160	$—	$—	$—
Notes payable	10	—	10	—	—	—	—	—
Operating leases	564	42	131	95	62	49	40	145
Purchase obligations(1)	13	2	9	2	—	—	—	—
Other obligations(2)	182

Total contractual obligations	$949	$44	$160	$107	$222	$49	$40	$145

(1)	Represents agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(2)	The timing of future cash outflows related to other obligations is not known. These include long-term deferred tax liabilities of $151 on our condensed consolidated balance sheet as of February 29, 2004 and funding commitments for venture fund investments of $31, payable upon demand.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation, or approximately $5.1 billion. On June 18, 2003, we increased the tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased our offer to approximately $7.5 billion. On February 4, 2004, we increased the tender offer to $26.00 per share or approximately $9.4 billion. Our tender offer will expire on June 25, 2004, unless we extend the offer. We currently expect that the offer will be extended until the principal conditions to the offer are satisfied. As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, in connection with the tender offer, we have been named as a defendant in various legal proceedings, including civil antitrust lawsuits filed by the U.S. Department of Justice and several state attorneys general to block our acquisition of PeopleSoft, and may be a party to additional legal proceedings in the future.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary (with the underlying obligation guaranteed by us), in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At February 29, 2004, no amounts were borrowed from the Credit Facility.

We have incurred approximately $48.4 million of expenditures as of February 29, 2004, associated with our tender offer for PeopleSoft. For the three and nine months ended February 29, 2004, expenditures of $15.0 million and $43.4 million are included in general and administrative expense in the condensed consolidated statements of operations. The remaining $5.0 million, which relates to a commitment fee for the Credit Facility incurred in the first quarter of 2004, is included in other income, net in our condensed consolidated statements of operations. We will continue to incur costs in connection with our tender offer for PeopleSoft.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. If we acquire PeopleSoft, we will need up to approximately $9.8 billion to purchase all shares we estimate will be outstanding prior to the expiration date of the offer and to pay estimated fees and expenses related to the offer. In addition to the Credit Facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of February 29, 2004, additional cash generated since that date, borrowings under the Credit Facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.8% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 29, 2004, 22.8% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At February 29, 2004, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.7%.

The Committee on Compensation and Management Development of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. The Plan Committee approves individual stock option grants up to 25,000 shares to non-executive officers.

Option information from June 1, 2000 through February 29, 2004 is summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2000	592
Options granted	188
Options exercised	(217)
Cancellations	(113)

Options outstanding at February 29, 2004	450

Average annualized options granted net of cancellations	20
Average annualized stock repurchases	187

Shares outstanding at February 29, 2004	5,195
Weighted average shares outstanding from June 1, 2000 through February 29, 2004	5,423

Options outstanding as a percent of shares outstanding at February 29, 2004	8.7%

In the money options outstanding (based on our February 29, 2004 stock price) as a percent of shares outstanding at February 29, 2004	6.7%

Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2000 through February 29, 2004	0.4%

Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2000 through February 29, 2004	-3.1%

Generally, we grant stock options to our existing employees on an annual basis. During the nine months ended February 29, 2004, we made our annual grant of options and other grants to purchase approximately 43.6 million shares of our stock, partially offset by 17.8 million shares for cancelled options. For additional information about our employee stock option plan activity for the fiscal years 2001 through 2003, and the pro forma earnings presentation as if we had expensed our stock option grants using the fair value method of accounting, please see our Annual Report on Form 10-K for the fiscal year ended May 31, 2003 and Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Economic, political and market conditions can adversely affect our revenue growth. Our revenue growth and profitability depends on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. A general weakening of the global economy and weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as the imposition of governmental budgetary constraints, could result in delays and decreases of customer purchases. In addition to sales of new software licenses, we derive a significant proportion of our revenues from new purchase and recurring renewals of software license updates and product support. A general weakening of the global economy and weakening of business conditions could result in decreases in our renewal rates for software license updates and product support. There are increasing signs of an improving economic environment. However, it may be too early to determine whether an economic recovery will be broad, substantial and sustained, and whether any such recovery would translate to sustained higher levels of information technology spending. In addition, some governmental budgetary constraints continue both domestically and internationally. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and product support will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

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

Our success depends upon our ability to develop new products and enhance our existing products. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products like Oracle Database, Oracle Application Server, Oracle E-Business Suite, Oracle Collaboration Suite and Oracle On Demand and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancement to existing products does not deliver the functionality that our customer base demands, our customers may not renew software license updates and product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

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

There are specific risks associated with our proposed acquisition of PeopleSoft. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. In addition to the risks we face in connection with acquisitions generally, there are several unique risks we face in connection with the PeopleSoft offer including:

•	in February 2004, the United States Department of Justice, joined by several state attorneys general, filed a civil antitrust suit in U.S. District Court to block our proposed merger with PeopleSoft. We believe the Department’s claim that there are only three vendors that meet the needs of large enterprises does not fit with the reality of the highly competitive, dynamic and rapidly changing market and have decided to challenge the lawsuit. While we believe we will prevail in the lawsuit, if we are not successful we would not be able to acquire PeopleSoft and the Department’s analysis may impact our ability to acquire other companies. In addition, the lawsuit could result in substantial costs and could divert management’s attention and other corporate resources;

•	we have also received, and have responded to, requests for additional information from various other governmental authorities regarding possible antitrust concerns. If these authorities challenge our proposed acquisition, there may be additional costs and delays;

•	in connection with the tender offer, we have also been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. These proceedings could result in substantial costs and could divert management’s attention and other corporate resources;

•	PeopleSoft has a “poison pill” in place, which may prevent us from consummating the proposed merger;

•	PeopleSoft has implemented several other defensive tactics, including providing to all customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $1.56 billion in potential refund liabilities if triggered;

•	our offer is not conditioned on any financing arrangements. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings. We may not be able to arrange favorable financing terms. Depending upon the final financial structure of the transaction, our credit rating may be reduced, which may increase the cost of future borrowings;

•	beyond reviewing publicly available information, we have not been able to conduct any due diligence on PeopleSoft and there may be liabilities or accounting issues which we are not aware of; and

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products.

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

Acquisitions and investments present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. The risks we may encounter in acquisitions and investments include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties; and

•	our due diligence process may fail to identify significant issues with the target’s product quality, financial disclosures and accounting practices, product architecture and legal contingencies, among other matters.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially. Our revenues in general, and our new software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	any delays or deferrals of customer implementations of our products;

•	any changes in customer budgets that could affect both the timing and size of any transaction;

•	any delays in recognizing revenue on any transaction;

•	changes in the renewal rate for software license updates and product support contracts;

•	any seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	any changes in general economic, political or market conditions;

•	any changes in exchange rates;

•	any changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our new software license revenues in any quarter depend on orders booked and delivered in that particular quarter. Our software license updates and product support revenues, which are recognized ratably over the support term, are affected principally by the renewal rate of annual support contracts by existing customers, as well as customers purchasing software license updates and product support in connection with purchasing new software license. Our operating expenses are budgeted based on our estimates of revenues and a high percentage of our expenses are fixed.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results. We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion in China and India. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the difficulty of managing an organization spread over various countries;

•	growing political sentiment against international outsourcing of support services and development;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions, local labor ordinances and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	import and export licensing requirements;

•	political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2003 and the first nine months of fiscal 2004. If the United States dollar strengthens throughout the remainder of fiscal 2004 relative to other currencies our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fee and other agreements among our subsidiaries, our selling distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

We may need to change our pricing models to compete successfully. The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices to compete effectively. We have recently changed our pricing for our database management software and outsourcing services and any broadly based changes to our prices and pricing policies could cause software license and service revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our software license revenues could decrease. Additionally, although the distribution of applications through application service providers may provide a new market for our products, these new distribution methods could also reduce the price paid for our products or adversely affect other sales of our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced software license revenues resulting from lower prices would adversely affect our results.

Disruptions of our indirect sales channel could affect our future operating results. In addition to marketing our products and services through our own direct sales and service forces, we market our products and services through indirect channels. Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators, and independent software vendors. We believe that our relationships with these channel participants enhance our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationship with channel participants were to deteriorate, if any of our competitors enter into strategic relationships or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken. In connection with our efforts to further penetrate markets, we will need to maintain or expand our relationships with indirect channel participants and develop additional relationships. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with these channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

To be successful we must effectively compete in a range of markets within the highly competitive software industry. The software industry is intensely competitive. Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have greater financial or technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. We also face increasing competition from open source software initiatives, in which developers provide software and intellectual property free over the internet. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues. We believe our continued success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, if we elected to or are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices. Some of the changes we are considering include the reduction in the number of employees granted options, a reduction in the number of options granted, the elimination or reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices could affect our ability to retain and motivate existing personnel and recruit new personnel.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first nine months of fiscal 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $140.6 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, future laws or regulations could require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 of Notes to Condensed Consolidated Financial Statements and our discussion in the Employee Stock Options section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more detailed presentation of accounting for stock-based compensation plans.

We might experience significant undetected errors or security flaws in our products. Despite testing prior to release of the products, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Security flaws in our products could expose us to claims as well as harm our reputation, which could impact our future sales. The detection and correction of any security flaws can be time consuming and costly. In addition, we run our own business operations as well as Oracle On Demand on our products and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first nine months of fiscal 2004, our research and development expenses were $328 million, or 13% of our total revenues. Our plans for the remainder of fiscal 2004 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Oracle On Demand may not be successful. We recently began offering outsourced services for our products through E-Business Suite On Demand, Collaboration Suite On Demand and Technology On Demand. Our Oracle On Demand business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our Oracle On Demand business is subject to a variety of risks including:

•	we may not be able to operate this business at an acceptable profit level;

•	because we host critical customer operations we could be exposed to significant damage claims in the event of system failures or inadequate disaster recovery;

•	because Oracle On Demand results in our hosting of customer data and other confidential information, we have increased exposure to risk of claims around data security and privacy and misappropriation of customer confidential information;

•	if we are unable to avoid system failures, provide adequate disaster recovery and provide agreed upon data security and privacy threshold standards, we may not be able to attract new customers and we could lose existing customers;

•	the laws and regulations applicable to hosted service providers are unsettled and we could have regulatory exposure in certain areas such as data privacy, data security, export compliance and workforce reduction claims as a result of customers transferring their information technology functions to us; and

•	as our Oracle On Demand business grows, we will need to continue to invest in various aspects of our outsourcing offering, including data centers, computers, network infrastructure and security.

If we are unable to successfully exploit this business our future operating results could be adversely affected.

Business disruptions could affect our future operating results. Our operating results and financial condition could be materially and adversely affected in the event of a major earthquake, fire or other catastrophic event. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including Oracle On Demand. A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

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

United States Congressional action in connection with the extraterritorial income case could adversely affect our net income. The World Trade Organization (WTO) has ruled the extraterritorial income regime (ETI) operated by the United States (US) to be an illegal export subsidy. ETI is a provision in the US Tax Code providing tax incentives on products produced in the US and exported for sale. On March 1, 2004, the European Union (EU) began imposing sanctions against a wide range of US exports (software not included) as part of an effort, authorized by the WTO, to pressure the US to repeal ETI. The US Congress has incentive to act, but we cannot be certain that any legislation replacing ETI will provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the ETI regime.

Our stock price could remain volatile and your investment could lose value. Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our tender offer for PeopleSoft;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratio or other valuation measure for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Hence, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended February 29, 2004, total interest income was $29.1 million with the investments yielding an average of 1.38% on a worldwide basis. This interest rate level was down approximately 56 basis points from 1.94% for the three months ended February 28, 2003.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at February 29, 2004. The cash, cash equivalent and investment balances approximate fair value at February 29, 2004:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$4,192	1.28%
Short-term investments (91 days-1 year)	3,826	1.18%

Total cash, cash equivalents and investments	$8,018	1.23%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at February 29, 2004
Euro	$1,550
Japanese Yen	748
British Pound	192
Chinese Renminbi	144
Australian Dollar	90
Canadian Dollar	85
South African Rand	74
Other currencies	708

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$3,591

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. In the third quarter of fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004. As a result of our interest rate swap, the effective interest rate on our 6.91% senior notes was reduced to 3.21% as of February 29, 2004. The fair value of the interest rate swap due in February 2007 is $10.1 million at February 29, 2004 and is included in intangible and other assets in the accompanying condensed consolidated balance sheets.

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All outstanding forward contracts (excluding equity hedges) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in other income, net in the accompanying condensed consolidated statements of operations were $(6.1) million and $(15.5) million in the three and nine months ended February 29, 2004 and $9.0 million and $5.5 million in the three and nine months ended February 28, 2003. The fair value of the foreign currency exchange contracts was $(0.1) million and $(0.2) million as February 29, 2004 and February 28, 2003.

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

At February 29, 2004, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen equity hedge was $0.1 million and $(0.2) million as of February 29, 2004 and February 28, 2003. The Yen equity hedge has a notional amount of $670.3 million and an exchange rate of 108.31 Yen for United States dollar.

Net losses on equity hedges reported in stockholders’ equity relating to the effective portion of the net investment hedges were $6.9 million and $55.3 million in the three and nine months ended February 29, 2004 and $24.1 million and $50.5 million in the three and nine months ended February 28, 2003. Net gains on equity hedges reported in other income, net relating to the ineffective portion of the net investment hedges were $1.9 million and $5.6 million in the three and nine months ended February 29, 2004 and $2.1 million and $6.9 million in the three and nine months ended February 28, 2003.

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

In the third quarter of fiscal 2004, we sold an aggregate of 4,742 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $65,000. There were no underwriting discounts or commissions. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary and Flex Euro allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Ltd who are not “U.S. Persons” as that term is defined in Regulation S.

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

ORACLE CORPORATION

Dated: March 17, 2004	By:	/s/ JEFFREY O. HENLEY

Jeffrey O. Henley Chairman, Executive Vice President and Chief Financial Officer

Dated: March 17, 2004	By:	/s/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Finance and Operations and Chief Accounting Officer