Form 10-K
period 2004-05-31
ORACLE CORP /DE/
filed 2004-06-25
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $45,421,212,661 based on the number of shares held by non-affiliates of the registrant as of May 31, 2004, and based on the reported last sale price of common stock on November 28, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 21, 2004: 5,170,777,874

Documents Incorporated by Reference:

Part III— Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 29, 2004.

ORACLE CORPORATION

FISCAL YEAR 2004

FORM 10-K

ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2005 fiscal year, which runs from June 1, 2004 to May 31, 2005.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database software and infrastructure software, including application server, collaborative software and development tools, that help our customers manage and grow their businesses and operations. We also offer an integrated suite of business applications software.

Our goal is to provide a wide range of customers with scalable, reliable and secure database technology software and integrated business applications software that give them transactional efficiency and quality information at a low total cost of ownership.

We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets. In fiscal 2004, we focused on improving our market position and enhancing our portfolio of products and services as described below.

Oracle Corporation was incorporated in 1986 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share, or approximately $5.1 billion, tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. On June 18, 2003, we increased the value of our tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased the value of our offer to approximately $7.5 billion. On February 4, 2004, we increased the value of our tender offer to $26.00 per share or approximately $9.4 billion. On May 14, 2004, we revised the value of our tender offer to $21.00 per share, or approximately $7.7 billion. Our tender offer will expire on July 16, 2004, unless we extend the offer.

In connection with the tender offer, we have been named as a defendant in various legal proceedings, including civil antitrust lawsuits filed by the U.S. Department of Justice and several state attorneys general seeking to block our acquisition of PeopleSoft, and we may be a party to additional legal proceedings in the future. While the outcome of these matters cannot be predicted with certainty, we believe we have meritorious defenses to these actions, and we will vigorously defend them.

Software and Services

We are organized into two businesses, which are further organized into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) advanced product services, and (3) education. Our software business represented 79%, 76% and 73% of total revenues and our services business represented 21%, 24% and 27% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Software Business

New Software Licenses

New software licenses include the licensing of database technology software and applications software. Our software platform is based on an internet architecture comprised of interconnected database servers, application servers and client computers or devices running web browsers. This architecture permits end users to access business data and applications through standard web browsers, while allowing enterprises to manage business information and applications from centralized locations. Database servers manage the underlying business information, while application servers run the business applications. These servers are typically managed by professional information technology managers. In contrast, traditional client/server computing architectures require that each client computer run and manage its own applications and also be updated every time an application changes. We believe that the network-centric design of our software for internet computing improves network performance and data quality and helps our customers better control installation, maintenance and training costs associated with information technology infrastructure. Our integrated, component-based architecture can be adapted to the specific needs of any industry and is supported on many different operating systems, including Linux, UNIX and Windows.

New software license revenues include all fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues also include other revenues, which consist of documentation and miscellaneous revenues. New software license revenues represented 35%, 35% and 36% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Oracle Information Architecture

The Oracle Information Architecture, which underlies our database, application server and applications, is integrated, modular, and based on industry standards. The architecture is designed to eliminate information fragmentation and to provide companies with the consolidated information they need to run their businesses more effectively. Unlike proprietary, mainframe-type architectures, the Oracle Information Architecture is open and provides basic integration across multiple applications, whether Oracle’s or others, thereby allowing users to create a single, integrated information technology infrastructure. The foundation for the Oracle Information Architecture is a grid computing infrastructure that dynamically provisions processing power and storage to keep applications running smoothly and without interruption.

Database Technology

Our database technology software provides a platform for developing and deploying applications on the internet and on corporate intranets. Database technology software products include database management software, application server software, collaboration software and development tools that allow users to create, retrieve and modify the various types of data stored in a computer system. In fiscal 2004, we released a new version of our database technology software, Oracle 10g. New software license revenues from database technology products represented 29%, 28% and 29% of total revenues and 82%, 81% and 80% of new software license revenues in fiscal 2004, 2003 and 2002, respectively.

Oracle Database

The Oracle relational database management system is a key component of our internet platform and enables the storage, manipulation and retrieval of relational, object-relational, multi-dimensional and other types of data.

The Oracle Database can run applications with a very high degree of scalability and reliability across multiple computers clustered together. Designed for enterprise grid computing, Oracle Database 10g with Real Application Clusters acts as a single database in a cluster of computers that are linked together. Oracle Database 10g does not require data to be separated on multiple computers. Customers can simply add computers to the cluster, and the database software adapts to utilize the additional computing resources, thereby significantly improving application scalability and availability without requiring users to modify their applications. Customers can achieve significant cost savings by scaling up and eliminating fail-over servers, and by using lower-cost hardware as the basis of the cluster, instead of larger, more expensive computers.

Oracle Database 10g also contains self-diagnosing and self-tuning features, as well as features that facilitate customers’ ability to build, deploy and manage internet applications at lower costs. The key features of the Oracle Database include improved database availability, functionality, enhanced security capabilities and an integrated infrastructure for building business intelligence applications.

Oracle Application Server

The Oracle Application Server, a consolidated software platform based on industry standards, makes it easier for developers to build and deploy web services, web sites and portals and web-based applications. The Oracle Application Server supports a range of development languages and tools, including the latest J2EE technologies. Designed for grid computing, Oracle Application Server 10g incorporates clustering and caching technology, which significantly increases application reliability, performance, security and scalability.

The Oracle Application Server comes with an integrated set of business intelligence software including Oracle Discoverer, Oracle Reports and Oracle Clickstream. Oracle Discoverer is an intuitive web-based ad hoc query, reporting and analysis tool for end users. Oracle Reports offers an enterprise-reporting tool for the production of high quality reports. Oracle Clickstream provides a facility to analyze web site traffic. Additionally, the new Identity Management option for Oracle Application Server 10g Standard Edition makes it easier for companies to manage multiple identities and access privileges, which helps to safeguard information, critical systems and applications against unauthorized access.

The Oracle Application Server also includes Portal, which allows personalized portal sites to be rapidly developed and deployed, all with single sign on and security. Portal sites are assembled using “portlets,’ which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the wireless capability of Oracle Application Server 10g Enterprise Edition, portal sites can be made available to any wireless device.

Oracle Collaboration Suite

Oracle Collaboration Suite is a single, integrated suite that manages email and voicemail messages, facsimiles, calendaring, file sharing, search and workflow. The Oracle Collaboration Suite centralizes administration and lowers operating costs by consolidating email and file servers. Additionally, users are provided with one folder for their email, files, voicemail and facsimile messages. The Oracle Collaboration Suite is built on the Oracle 9i Database and Oracle 9i Application Server, supports enterprise-scale implementations, and offers high-availability features like rapid server failover, disaster recovery and automated backup. With Oracle Collaboration Suite, users access all their communications content via desktop applications, the internet, personal digital assistants or mobile phones, improving communication and collaboration.

Oracle Developer Suite

Oracle Developer Suite is an integrated suite of development tools designed to facilitate rapid development of internet database applications and web services. The Developer Suite contains application development and business intelligence tools and is built on internet standards such as Java, J2EE, XML and HTML.

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

The Developer Suite also includes Oracle Warehouse Builder to consolidate fragmented data and metadata (machine understandable information for the web) pulled from packaged applications, custom applications and legacy applications. Oracle Warehouse Builder enables developers to graphically design the multidimensional database schema and to automatically generate and load the data warehouse.

Oracle Data Hub

Data hubs serve as repositories for metadata about the enterprise, defining key business objects such as customers, products, and employees. The Oracle Customer Data Hub is a packaged solution that enables companies to create a single enterprise customer database by consolidating customer data from heterogeneous systems. After the data is consolidated into the central customer data store, it can be standardized, cleansed and enriched by use of embedded functionality and then used by other applications with near-real-time synchronization. The Oracle Customer Data Hub can operate independently of Oracle applications and can be deployed even in non-Oracle environments. The Oracle Customer Data Hub differs from a data warehouse in that it provides near-real-time access to customer data without the need to move data between the transaction system and a data warehouse. The Oracle Customer Hub is designed to help companies gain a complete and consistent view of a customer across all transaction systems. We envision the creation of additional hubs to consolidate information related to products, suppliers, employees, or other metadata from a variety of systems and applications.

Applications

We offer a fully integrated suite of applications, the Oracle E-Business Suite, built upon a unified information architecture. Applications software includes financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources, which can be accessed with standard web browsers and can be used to automate business processes and provide business intelligence. New software license revenues from applications software represented 6%, 7% and 7% of total revenues and 18%, 19% and 20% of new software license revenues in fiscal 2004, 2003 and 2002, respectively.

The Oracle E-Business Suite, which is offered as a suite or on a component basis, provides integrated enterprise information that enables companies to manage their business cycles on a global basis and to solve end-to-end business problems.

The Oracle E-Business Suite utilizes Oracle’s full technology stack, including database, application server and developer tools. The E-Business Suite is an open architecture, which can be integrated to third party and legacy applications that exist in a customer’s environment.

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

Software License Updates and Product Support

Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, which is typically one year. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Product support is provided by local offices, as well as by our four global support centers located around the world. Software license updates and product support are generally priced as a percentage of the net new software license fees. Software license updates can be purchased separately from product support; however, only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. Software license updates and product support revenues represented 44%, 41% and 37% of total revenues in fiscal 2004, 2003 and 2002, respectively. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers will renew their product support contracts and the sale of new software license will increase our subscription base.

Services Business

Consulting

Through Oracle Consulting, we globally deploy professionals who specialize in the design, implementation, deployment, upgrade and migration services for our database technology and applications software. We focus on implementing software with a number of consulting accelerators such as preconfigured business flows, all of which increase the pace at which our customers achieve value from our applications. Our consulting services help customers consolidate their information technology operations, integrate disparate systems and increase the security of their data assets. Consulting revenues represented 16%, 19% and 21% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Advanced Product Services

Advanced product services are comprised of Oracle On Demand (formerly Oracle Outsourcing) and advanced product support services. Oracle On Demand offers services for our products through our three core offerings; E-Business Suite On Demand, Technology On Demand and Collaboration Suite On Demand. Customers may choose to have the core services delivered either at Oracle, where we manage our applications, database, as well as the system and hardware administration, or at a Customer designated location, which allows us to manage our applications and database remotely. With either approach, by allowing us to manage availability, security, performance, change and problem management for our software, customers can lower information technology costs and improve their business efficiency. Our advanced product support services assist customers in configuration and performance analysis, personalized support and annual on-site technical services. Advanced product services revenues represented 3%, 2% and 3% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Education

Through Oracle University, we provide training to customers, partners and employees as part of our mission of accelerating the adoption of Oracle technology around the world. Operating out of approximately 860 Oracle classrooms and 400 delivery partner classrooms, Oracle University trains more than 400,000 students in 65 countries each year on Oracle technology. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-Roms. Oracle University’s curriculum is entirely Oracle-based, covering the latest Oracle Database, Application Server, Developer Suite, Collaboration Suite and E-Business Applications Suite

products. At any given time, there are more than 300 instructor-led courses, more than 1,000 hours of online course content and more than 200 CD-Rom based course titles available. This curriculum is continuously updated for the latest versions of our software products. Education revenues represented 2%, 3% and 3% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Marketing and Sales

Sales Distribution Channels

In the United States, we market our products and services primarily through our own direct sales and service organization. Sales and service employees are based in our headquarters and in field offices located in approximately 55 metropolitan areas.

Outside the United States, we market our products and services primarily through our subsidiary sales and service organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. Our partners resell our products or combine our database, development tools and applications with computer hardware, software application packages or services for subsequent redistribution and/or implementation.

The Oracle Partner Network allows us to pursue new business opportunities through partners as well as with direct customers. Partners in the program include consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators/implementers. Partners can also participate in the Oracle Technology Network. This program is specifically designed for the database administrator, internet developer and applications suite user communities. We provide applications, technology, education and technical support that enable our partners to effectively integrate our products into their business offerings. The combination of the Oracle technology stack, the Oracle E-Business Suite and our partners’ expertise broadens our exposure in new markets.

International

We have offices in more than 70 countries and conduct business worldwide. We believe our geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for maturing products. Our results of operations could be affected by economic and political uncertainty or changes in the laws or policies in the countries in which we operate and by macroeconomic changes, including currency rate fluctuations, recessions and inflation.

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

Customers

Our customer base consists of a significant number of businesses of many sizes, government agencies, educational institutions and resellers. Our primary industry markets include defense and government, education, financial services, technology, transportation, life sciences, telecommunications, manufacturing and healthcare. No single customer accounted for 10% or more of revenues in fiscal 2004, 2003 or 2002.

Competition

The software industry is intensely competitive and rapidly evolving. We compete in various markets including the database management system, data warehouse, collaboration, application server, development tools, applications, consulting, education and outsourcing markets. Total cost of ownership, performance, functionality, ease of use, product reliability, security and quality of technical support are the key competitive factors that face us in each of the markets in which we compete.

Our principal software competitors in the database management system and collaboration markets are International Business Machines Corporation and Microsoft Corporation. In the data warehousing market, our online analytical processing products compete primarily with those of Business Objects S.A., Cognos Incorporated, Hyperion Solutions Corporation and NCR Corporation. In the application server market, our competitors include BEA Systems, Inc., IBM, Microsoft and SAP Aktiengesellschaft Systeme. In the development tools market, we compete primarily against Borland Software Corporation, IBM and Microsoft. In the applications market, we compete against Lawson Software, Inc., Microsoft, PeopleSoft, SAP, Siebel Systems, Inc. and many other application providers, as well as outsourced and in-house solutions for customers. We may also face competition in the open source software initiatives, in which companies such as JBoss and MySQL provide software and intellectual property free over the internet. Among the business process outsourcers that we compete against include Automatic Data Processing, Inc., Fidelity Investments, Ceridian Corporation, Hewitt-Cyborg Limited and others. In the consulting and technical outsourcing markets, we periodically compete against Accenture Ltd., Electronic Data Systems Corporation, IBM Global Services and other smaller service providers.

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

Research and development expenditures were 13%, 12% and 11% of total revenues in fiscal 2004, 2003 and 2002, respectively. As a percentage of new software license revenues, research and development expenditures were 36%, 36% and 31% in fiscal 2004, 2003 and 2002, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our competitive position in these markets.

Employees

As of May 31, 2004, we employed 41,658 full-time employees, including 24,760 in sales and services, 757 in marketing, 11,436 in research and development and 4,705 in general and administrative positions. Of these employees, 16,659 were located in the United States and 24,999 were employed internationally.

None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries our employees are represented by worker councils. We have not experienced any work stoppages and believe that our employee relations are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors, Executive Vice President and Chief Financial Officer
Safra A. Catz	President and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Michael S. Rocha	Executive Vice President, Global Support Services
Charles A. Rozwat	Executive Vice President, Server Technologies
Derek H. Williams	Executive Vice President, Asia Pacific Sales and Consulting
Ronald A. Wohl	Executive Vice President, Applications Development
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
Jennifer L. Minton	Senior Vice President, Finance and Operations

Mr. Ellison, 59, has been Chief Executive Officer and a Director since he founded Oracle in 1977. Mr. Ellison served as Chairman of the Board from May 1995 to January 2004 and from May 1990 until October 1992. He served as President from May 1978 to July 1996.

Mr. Henley, 59, has been an Executive Vice President and Chief Financial Officer since March 1991, has served as a Director since June 1995 and has been the Chairman of the Board since January 2004. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991.

Ms. Catz, 42, has been a President since January 2004 and has served as a Director since October 2001. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999. Prior to joining us, Ms. Catz was employed by Donaldson, Lufkin & Jenrette, a global investment bank, where she was a Managing Director from February 1997 to March 1999.

Mr. Phillips, 45, has been a President and has served as a Director since January 2004. He served as Executive Vice President Strategy, Partnerships, and Business Development, from May 2003 to January 2004. Prior to joining us, Mr. Phillips was with Morgan Stanley & Co., Incorporated, a global investment bank, where he was a Managing Director from November 1995 to May 2003 and a Principal from December 1994 to November 1995. From 1986 to 1994, Mr. Phillips worked at various investment banking firms on Wall Street. Prior to that, Mr. Phillips was an information technology officer as a Captain with the United States Marine Corps.

Mr. Block, 43, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. Mr. Block served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining us in 1986, Mr. Block had been a Senior Consultant at Booz, Allen and Hamilton.

Mr. Giacoletto, 54, has been Executive Vice President for Europe, Middle East and Africa since June 2000 and Senior Vice President, Business Solutions since November 1998. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining us, he had been President of AT&T Solutions for Europe since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Rocha, 39, has been Executive Vice President, Global Support Services since December 2002 and served as Senior Vice President, Global Support Services & Platform Technologies from December 2001 to November 2002. Mr. Rocha joined us in 1989 and has held various positions in business planning, engineering and product management including Senior Vice President, Platform Technologies from August 1998 to November 2001 and Vice President, Porting Technologies from September 1997 to July 1998.

Mr. Rozwat, 56, has been Executive Vice President, Server Technologies since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from May 1995 to November 1996. Prior to joining us, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Williams, 59, has been Executive Vice President, Asia Pacific since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. Mr. Williams served as Vice President, Asia Pacific from April 1991 to July 1993. Mr. Williams joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wohl, 43, has been Executive Vice President, Applications Development since November 1999 and served as Senior Vice President, Applications Development from December 1992 to October 1999. From September 1989 until December 1992, Mr. Wohl was Vice President and Assistant General Manager of the Systems Product Division. Mr. Wohl joined Oracle in 1986.

Mr. Cooperman, 53, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining us, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which has since become Bingham McCutchen LLP), from October 1977 and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose office.

Ms. Minton, 43, has been Senior Vice President, Finance and Operations since October 2001. She served as Senior Vice President and Corporate Controller from April 2000 to September 2001 and Vice President and Corporate Controller from November 1998 to March 2000. Ms. Minton joined us in May 1989 and has held various positions in the finance organization including Assistant Corporate Controller and was a Vice President since August 1995.

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

Item 3.	Legal Proceedings

The material set forth in Note 17 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq National Market under the symbol “ORCL” and has been traded on Nasdaq since our initial public offering in 1986. According to the records of our transfer agent, we had 26,514 stockholders of record as of May 31, 2004. The majority of our shares are held in approximately two million customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the number of total stockholders is less than two million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Low Sale	High Sale
	Price	Price

Fiscal 2004:
Fourth Quarter	$11.23	$13.08
Third Quarter	12.40	14.89
Second Quarter	11.25	13.76
First Quarter	11.29	13.65
Fiscal 2003:
Fourth Quarter	$10.68	$13.26
Third Quarter	10.53	13.11
Second Quarter	7.64	12.15
First Quarter	7.32	11.19

Our policy has been to reinvest earnings to fund future growth and to repurchase our common stock pursuant to a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future.

In the fourth quarter of fiscal 2004, we sold an aggregate of 16,511 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $207,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $2,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary and Flex Euro allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Ltd who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in April 2003. From the inception of the stock repurchase program to May 31, 2004, a total of 1,674.3 million shares have been repurchased for approximately $19.1 billion. At May 31, 2004, approximately $1.3 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending May 31, 2004, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value of Shares that
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Announced Program	Under the Program

March 1, 2004 - March 31, 2004	13.5	$11.82	13.5	$1,563.3
April 1, 2004 - April 30, 2004	15.5	12.28	15.5	1,372.5
May 1, 2004 - May 31, 2004	10.5	11.51	10.5	1,251.9

Total	39.5	$11.92	39.5

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K.

	As of and for the Fiscal Year Ended May 31,

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000

Total revenues	$10,156	$9,475	$9,673	$10,961	$10,231
Operating income	3,864	3,440	3,571	3,777	3,080
Net income	2,681	2,307	2,224	2,561	6,297	(1)
Earnings per share—basic	0.51	0.44	0.40	0.46	1.11
Earnings per share—diluted	0.50	0.43	0.39	0.44	1.05
Basic weighted average common shares outstanding	5,215	5,302	5,518	5,597	5,679
Diluted weighted average common shares outstanding	5,326	5,418	5,689	5,865	5,996
Working capital	7,064	5,069	4,768	5,046	5,021
Total assets	12,763	10,967	10,800	11,030	13,077
Long-term debt, net of current portion	163	175	298	301	301
Stockholders’ equity	7,995	6,320	6,117	6,277	6,461

(1)	Net income for fiscal 2000 includes a $4.0 billion gain, net of tax, resulting from the sale of shares in Oracle Japan, a majority owned subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

Overview

We are the world’s largest enterprise software company. Our worldwide operations are comprised of two businesses, which consist of five operating segments based upon our software and service offerings. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in United States dollars, we conduct a significant number of transactions in currencies other than United States dollars. We, therefore, present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows:

Software Business

New software licenses— We license our database technology software and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, as well as governmental budgetary constraints, and the competitive position of our software products. The software business is also characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly operating results. Over the last few years, customers delayed or limited their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. As the global economy continues to improve, we believe that demand for our software products will continue to increase.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. Reducing the total cost of ownership of our products provides our customers with a higher return on their investment, which we believe will create more demand and provide us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

Software license updates and product support— Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by two factors: the renewal rate of the existing subscription base and the amount of new product support contracts associated with the sale of new software licenses. As our product support subscription base grows, the renewal rate has a larger influence on the software license updates and product support revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software license updates and product support revenues do not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, license updates and product support revenues would continue to grow as a result of the incremental license updates and product support revenues associated with new software license revenues, assuming renewal rates stayed relatively constant. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers will renew their product support contracts and the sale of new software license will increase our subscription base.

Services Business

Consulting— Customers typically seek consulting services after they have acquired software licenses, and therefore, consulting revenues tend to lag software revenues by several quarters. In recent periods, consulting revenues have declined due to weakening demand for consulting implementation services and increased competitive pricing pressures, as well as our increased use of partners and our increased use of offshore resources that are billed at lower rates. In addition, the improvements we have made related to the enhancements of our software products and the decrease in installation time has also lead to the reduction in consulting revenues. In response to declining revenues, we have lowered headcount levels and controlled discretionary spending in an effort to maintain consulting margin levels.

Advanced product services— This segment includes Oracle On Demand, which is our outsourcing service, and other advanced product support services. We believe that Oracle On Demand provides an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. Although we have de-emphasized some advanced product services, Oracle On Demand revenues continue to grow. We will continue to make investments in our Oracle On Demand business to support current and future revenue growth.

Education— The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow new software license revenues. Personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions have caused substantial declines in education revenues since fiscal 2000. As a consequence, we have reduced the number of personnel and facilities space in order to reduce costs and prevent further margin deterioration.

Liquidity

We generate substantial cash flows from our operating activities and plan to continue to use a significant portion of these cash flows to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Over the past ten years, our stock repurchase program has more than offset this dilutive effect.

Acquisition Strategy

We have commenced an unsolicited tender offer for all of the outstanding shares of common stock of PeopleSoft. If we are successful in acquiring PeopleSoft at the current tender offer price of $21.00 per share, we will need up to approximately $8.0 billion to purchase all shares that we estimate will be outstanding prior to the expiration date of the offer and to pay estimated fees and expenses related to the offer. We have a $1.5 billion unsecured revolving credit facility available through December 22, 2004, for the acquisition of PeopleSoft. In addition to the credit facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of May 31, 2004, additional cash generated since that date, borrowings under the $1.5 billion credit facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements. PeopleSoft has implemented a number of defensive tactics, including providing to customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $1.96 billion in potential refund liabilities if triggered. In addition, the U.S. Department of Justice and several state attorneys general have filed civil antitrust lawsuits to block our acquisition. There can be no assurance that our PeopleSoft tender offer will be successful.

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.

New software license revenues represent all fees earned from granting customers licenses to use our database technology and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Software license updates can be purchased separately from product support; however, only customers who purchase software license updates can purchase product support. Substantially all of our customers purchase both software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew the software license updates and product support contracts annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

Advanced product services are comprised of Oracle On Demand (formerly Oracle Outsourcing) and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2004, 2003 and 2002, $356.6 million, $364.1 million and $453.6 million or approximately 10%, 11% and 13% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At May 31, 2004, the cumulative earnings upon which United States income taxes have not been provided are approximately $4.8 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings is $902.0 million.

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present that information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the current period. For example, if an entity reporting in British Pounds had revenues of 1.0 million British Pounds from products sold on the last day of both fiscal 2004 and 2003, our financial statements would reflect revenues of $1.8 million in fiscal 2004 (using 1.82 as the exchange rate) and $1.6 million in fiscal 2003 (using 1.63 as the exchange rate). The constant currency presentation would translate the fiscal 2004 results using the fiscal 2003 exchange rate and indicate, in this example, no change in revenues during the periods. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Total Revenues by Geography:
Americas	$4,983	3%	2%	$4,844	-8%	-7%	$5,293
EMEA(1)	3,677	13%	1%	3,254	7%	-6%	3,050
Asia Pacific	1,496	9%	1%	1,377	4%	-1%	1,330

Total revenues	10,156	7%	2%	9,475	-2%	-6%	9,673
Total Operating Expenses	6,292	4%	0%	6,035	-1%	-5%	6,102

Total Operating Margin	$3,864	12%	5%	$3,440	-4%	-9%	$3,571

Total Operating Margin %	38%			36%			37%

% Revenues by Geography:
Americas	49%			51%			55%
EMEA	36%			34%			31%
Asia Pacific	15%			15%			14%

Total Revenues by Business:
Software	$8,070	12%	6%	$7,199	2%	-2%	$7,053
Services	2,086	-8%	-13%	2,276	-13%	-17%	2,620

Total revenues	$10,156	7%	2%	$9,475	-2%	-6%	$9,673

% Revenues by Business:
Software	79%			76%			73%
Services	21%			24%			27%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2004 Compared to Fiscal 2003: Total revenues increased in fiscal 2004 due to an increase in both new software license revenues and software license updates and product support revenues, partially offset by lower services revenues, most notably consulting revenues. In addition, total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen.

Improved sales execution, a strengthening of our competitive position, and improvements in the economy resulted in a 3% increase in new software license revenues, excluding foreign currency rate fluctuations. The increase in software license updates and product support revenues is a result of the renewal of substantially all of the prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the current fiscal year and more timely renewals.

Weak economic conditions in the United States in the first quarter of fiscal 2004, as well as weak economic conditions internationally, particularly in EMEA, in the first half of fiscal 2004 have affected our services growth rates. Historically, services revenue growth rates have lagged new software license revenue growth rates by several quarters, as implementation services and education services are typically provided after our customers purchase software licenses. In addition, consulting revenues have declined due to a soft demand for consulting implementation services, the increased use of partners, competitive pricing pressures that have led to higher discounts, and the increased use of offshore resources that are billed at lower rates. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the increase in total revenues in fiscal 2004, EMEA contributed 28% and Asia Pacific contributed 12%.

Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies, resulting in a 4% increase in operating expenses. Excluding currency rate fluctuations, total operating expenses remained flat due to lower salary expenses related to a shift in the personnel mix from the United States and EMEA to lower cost countries, offset by discretionary bonus expenses as well as professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 36% to 38% due to the increase in new software license revenues and software license updates and product support revenues, which have higher margins than services revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Fiscal 2003 Compared to Fiscal 2002: Total revenues declined in fiscal 2003 primarily due to lower new software license, consulting and education revenues. The decline in total revenues was primarily attributable to weak economic conditions, both domestically and internationally, that resulted in customers delaying or limiting their technology spending. Total revenues were favorably affected by currency rate fluctuations. The favorable currency rate fluctuations were due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 63% to the decline in total revenues in fiscal 2003, EMEA contributed 34% and Asia Pacific contributed 3%.

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

Expected Results for the Three Months Ended August 31, 2004: We expect the total revenue growth in the first quarter of fiscal 2005 to range between 6% and 9%, while the new software license revenue growth is expected to range between 5% and 15%. These expected revenue growth rates assume that the United States dollar will remain weak relative to major international currencies, contributing three percentage points of revenue growth. In addition, we anticipate reported earnings per share to be $0.09. These estimates are forward looking and are based on current expectations and assumptions. Actual results may differ materially and you should not rely on these estimates. Factors that may affect our actual results include our critical accounting policies and estimates and those identified below under the caption “Factors That May Affect Our Future Results or the Market Price of Our Stock”. We undertake no specific obligation to provide any updates regarding these estimates.

Software

Software includes new software licenses and software license updates and product support.

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

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

New Software License Revenues:
Americas	$1,490	4%	4%	$1,426	-15%	-13%	$1,671
EMEA	1,371	12%	1%	1,225	5%	-8%	1,167
Asia Pacific	680	10%	3%	619	-8%	-12%	675

Total revenues	3,541	8%	3%	3,270	-7%	-11%	3,513
Sales and Marketing Expenses	2,136	3%	-2%	2,072	-6%	-5%	2,209

Total Margin	$1,405	17%	10%	$1,198	-8%	-9%	$1,304

Total Margin %	40%			37%			37%

% Revenues by Geography:
Americas	42%			44%			48%
EMEA	39%			37%			33%
Asia Pacific	19%			19%			19%

Revenues by Product:
Database technology	$2,893	11%	4%	$2,618	-4%	-9%	$2,739
Applications	615	2%	-2%	605	-14%	-17%	703

Total revenues by product	3,508	9%	3%	3,223	-6%	-11%	3,442
Other revenues	33	-30%	-32%	47	-34%	-36%	71

Total new software license revenues	$3,541	8%	3%	$3,270	-7%	-11%	$3,513

% Revenues by Product:
Database technology	82%			81%			80%
Applications	18%			19%			20%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of currency rate fluctuations, new software license revenues increased in fiscal 2004 primarily due to higher database technology revenues in all geographic areas, offset slightly by lower application revenues, primarily in Asia Pacific. Improved sales execution, a strengthening in our competitive position, and improvements in the economy resulted in a 5% increase in new software license sales in the United States and 1% internationally. The Americas contributed 62% to the increase in new software license revenues in fiscal 2004, EMEA contributed 15% and Asia Pacific contributed 23%.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased by 11% in fiscal 2004, contributing to the increase in new software license revenues. New software license revenues generated from large transactions increased as a percentage of total new software license revenues from 36% in fiscal 2003 to 37% in fiscal 2004. Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses decreased in fiscal 2004 due to lower headcount levels and advertising costs, offset partially by higher commissions. New software license margin increased in fiscal 2004 due primarily to higher new software license revenues.

Fiscal 2003 Compared to Fiscal 2002: The decline in new software license revenues was primarily due to customers delaying or limiting their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. New software license revenues earned from large transactions decreased by 11% in fiscal 2003, contributing to the decline in new software license revenues. New software license revenues generated from large transactions declined slightly as a percentage of total new software license revenues from 37% in fiscal 2002 to 36% in fiscal 2003. Excluding the effect of currency rate fluctuations, the Americas contributed 53% to the decline in new software license revenues in fiscal 2003, EMEA contributed 26% and Asia Pacific contributed 21%.

Sales and marketing expenses decreased due to lower headcount levels and related expenditures, as well as tighter controls over discretionary spending. The overall decrease in new software license margin is primarily due to the decrease in new software license revenues, partially offset by lower sales and marketing expenses.

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

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Software License Updates and Product Support Revenues:
Americas	$2,407	11%	10%	$2,170	4%	6%	$2,077
EMEA	1,542	21%	8%	1,272	22%	7%	1,043
Asia Pacific	580	19%	10%	487	16%	10%	420

Total revenues	4,529	15%	9%	3,929	11%	7%	3,540
Expenses	547	15%	9%	474	3%	-2%	462

Total Margin	$3,982	15%	9%	$3,455	12%	8%	$3,078

Total Margin %	88%			88%			87%

% Revenues by Geography:
Americas	53%			55%			59%
EMEA	34%			32%			29%
Asia Pacific	13%			13%			12%

Fiscal 2004 Compared to Fiscal 2003: Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in fiscal 2004 is a result of the renewal of substantially all of the prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in fiscal 2004 and more timely renewals. The growth rate of software license updates and product support revenues does not necessarily correlate directly to the growth rate of new software license revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 57% to the growth in software license updates and product support revenues in fiscal 2004, EMEA contributed 30%, and Asia Pacific contributed 13%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in fiscal 2004 primarily due to the accrual of discretionary bonuses, as well as higher salary expenses due to increased headcount. The software license updates and product support margin as a percent of revenues remained flat as a result of higher revenues offset by increased salary and discretionary bonus expenses.

Fiscal 2003 Compared to Fiscal 2002: The growth in software license updates and product support revenues in fiscal 2003 is attributed to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 50% to the growth in software license updates and product support revenues in fiscal 2003, EMEA contributed 33% and Asia Pacific contributed 17%.

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

Consulting: Consulting revenues are earned by providing services to customers specializing in the design, implementation, deployment, upgrade and migration of our database technology and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Consulting Revenues:
Americas	$859	-14%	-15%	$999	-19%	-18%	$1,236
EMEA	581	0%	-11%	583	-5%	-16%	613
Asia Pacific	149	-17%	-22%	179	35%	27%	133

Total revenues	1,589	-10%	-14%	1,761	-11%	-14%	1,982
Expenses	1,347	-8%	-13%	1,472	-3%	-7%	1,522

Total Margin	$242	-16%	-19%	$289	-37%	-38%	$460

Total Margin %	15%			16%			23%

% Revenues by Geography:
Americas	54%			57%			62%
EMEA	37%			33%			31%
Asia Pacific	9%			10%			7%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of currency rate fluctuations, the decline in total consulting revenues in fiscal 2004 was primarily due to companies delaying or limiting technology spending and product implementations. Historically, consulting revenue growth rates have lagged new software license revenue growth rates by several quarters, as consulting services are typically provided after customers purchase software licenses. In addition, consulting revenues have declined due to soft demand for consulting implementation services, the increased use of partners, competitive pricing pressures that have led to higher discounts, and the increased use of offshore resources that are billed at lower rates. The Americas contributed 57% to the decline in consulting revenues in fiscal 2004, EMEA contributed 27% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses is due primarily to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as the hiring of personnel in countries where personnel costs are lower than in the United States and certain European countries. The consulting margin as a percentage of revenues decreased slightly, as consulting revenues declined at a higher rate than consulting expenses.

Fiscal 2003 Compared to Fiscal 2002: The decline in total consulting revenues in fiscal 2003 was primarily due to weak economic conditions, both domestically and internationally, which caused companies to delay or limit technology spending and product implementations. Excluding the effect of currency rate fluctuations, the Americas contributed 77% and EMEA contributed 36% to the decrease in consulting revenues in fiscal 2003, offset by higher revenues in Asia Pacific.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses was due to a reduction of personnel related expenditures as a result of lower headcount levels, as well as controls over discretionary spending. The consulting margin as a percentage of revenues declined to 16% in fiscal 2003, as consulting revenues declined at a higher rate than consulting expenses. In Europe, the consulting margins deteriorated more significantly than margins in other geographies. Due to labor regulations in most countries throughout Europe, we were unable to reduce headcount quickly in response to deteriorating market conditions. The margins in Europe were also negatively affected by high employee severance costs recorded in the second and fourth quarters of fiscal 2003.

Advanced Product Services: Advanced product services are comprised of Oracle On Demand (formerly Oracle Outsourcing) and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing advanced product services consists primarily of personnel related expenditures and hardware and facilities costs for Oracle On Demand.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Advanced Product Services Revenues:
Americas	$140	-7%	-7%	$150	-16%	-14%	$178
EMEA	84	8%	-5%	78	-31%	-39%	113
Asia Pacific	34	17%	12%	29	-3%	-10%	30

Total revenues	258	0%	-4%	257	-20%	-23%	321
Expenses	216	19%	12%	182	-3%	-7%	188

Total Margin	$42	-44%	-45%	$75	-44%	-46%	$133

Total Margin %	16%			29%			41%

% Revenues by Geography:
Americas	54%			59%			56%
EMEA	33%			30%			35%
Asia Pacific	13%			11%			9%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of currency rate fluctuations, advanced product support services revenues decreased in fiscal 2004 due to companies delaying or limiting technology spending. A portion of the decrease was also due to a de-emphasis of certain services. The decrease in advanced product support services revenues was offset by an increase in Oracle On Demand revenues. The Americas contributed 91% and EMEA contributed 40% to the decrease in advanced product services revenues in fiscal 2004, offset by higher revenues in Asia Pacific.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased primarily due to investments made in facilities and headcount to support current and future growth in our Oracle On Demand business. The decrease in the advanced product services margin as a percent of revenues in fiscal 2004 is due to lower advanced product support revenues and higher Oracle On Demand expenses.

Fiscal 2003 Compared to Fiscal 2002: Advanced product services revenues decreased in fiscal 2003 due to continued weak domestic and international economic conditions and a de-emphasis of certain services. Additionally, primarily in Europe, responsibility for performing certain on-site support services on a time and materials basis was transferred to the consulting line of business, which contributed to the reduction in advanced product services revenues. Excluding the effect of currency rate fluctuations, EMEA contributed 62% to the decline in advanced product services revenues in fiscal 2003, the Americas contributed 34% and Asia Pacific contributed 4%.

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

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Education Revenues:
Americas	$87	-12%	-13%	$99	-24%	-23%	$131
EMEA	99	3%	-8%	96	-16%	-25%	114
Asia Pacific	53	-16%	-20%	63	-13%	-16%	72

Total revenues	239	-7%	-13%	258	-19%	-22%	317
Expenses	207	-3%	-9%	214	-9%	-13%	234

Total Margin	$32	-27%	-32%	$44	-47%	-50%	$83

Total Margin %	13%			17%			26%

% Revenues by Geography:
Americas	36%			38%			41%
EMEA	42%			37%			36%
Asia Pacific	22%			25%			23%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of currency rate fluctuations, the decline in education revenues is attributable to headcount reductions of information technology personnel across multiple industry sectors that have resulted in a continued reduction of the demand for technical product training. In addition, companies have delayed or limited technology spending. Education revenue growth rates have lagged new software license revenue growth rates by several quarters, as education services are typically provided after our customers purchase software licenses. The Americas contributed 39% to the decline in education revenues in fiscal 2004, EMEA contributed 23% and Asia Pacific contributed 38%.

Excluding the effect of currency rate fluctuations, education expenses decreased due to reductions in personnel and related expenditures. The education margin as a percentage of revenues decreased in fiscal 2004 as revenues declined at a higher rate than expenses.

Fiscal 2003 Compared to Fiscal 2002: The decline in education revenues is attributable to lower new software license revenue growth rates, as well as weak economic conditions that resulted in a decline in customer discretionary spending. In addition, as a result of headcount reductions of information technology personnel across multiple industry sectors, the demand for technical product training has declined. Excluding the effect of currency rate fluctuations, the Americas contributed 42% to the decline in education revenues in fiscal 2003, EMEA contributed 41% and Asia Pacific contributed 17%.

Education expenses decreased due to reductions in personnel and related expenditures and tighter controls over discretionary spending. The education margins as a percentage of revenue decreased to 17% in fiscal 2003, as revenues declined at a faster rate than expenses.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Expenses	$1,278	8%	6%	$1,180	10%	8%	$1,076
Percent of Total Revenues	13%			12%			11%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of foreign currency rate fluctuations, research and development expenses increased in fiscal 2004 primarily due to an increase in discretionary bonus expenses. In fiscal 2004, research and development headcount increased 12% and 10% in the database technology and applications development organizations, respectively. While total headcount increased from 9,429 to 11,436, salary expenses did not increase in proportion to the higher headcount because the hiring occurred in countries where personnel costs are significantly lower than in the United States.

Fiscal 2003 Compared to Fiscal 2002: Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2003 due to a 9% and 1% increase in headcount in the database technology and applications development organizations, respectively. While total headcount increased, salary expenses did not increase in proportion to the higher headcount because the hiring occurred in countries where personnel costs are significantly lower than in the United States.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Expenses	$561	27%	19%	$441	7%	2%	$411
Percent of Total Revenues	6%			5%			4%

Fiscal 2004 Compared to Fiscal 2003: Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in fiscal 2004 was primarily attributed to professional fees incurred in connection with the PeopleSoft tender offer, discretionary bonus expenses, as well as costs associated with globalizing certain processes.

Fiscal 2003 Compared to Fiscal 2002: Excluding the effect of currency rate fluctuations, general and administrative expenses grew slightly due to increased headcount.

Net Investment Gains (Losses) Related to Equity Securities: Net investment gains (losses) related to equity securities primarily related to our investment in Liberate Technologies.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Liberate Technologies	$35	*	*	$(87)	*	*	$(174)
Other equity securities	(6)	*	*	(24)	*	*	(70)

Total net investment gains (losses) related to equity securities	$29	*	*	$(111)	*	*	$(244)

*	not meaningful

Fiscal 2004 Compared to Fiscal 2003: The increase in net investment gains in fiscal 2004 as compared to fiscal 2003 was primarily due to a gain of $35.4 million from the sale of all of our common stock in Liberate Technologies in the first quarter of fiscal 2004 to a third-party for approximately $83.5 million.

Fiscal 2003 Compared to Fiscal 2002: The decrease in net investment losses in fiscal 2003 as compared to fiscal 2002 was due to lower impairment charges. We recorded impairment charges relating to other than temporary declines in the fair value of our investment in Liberate Technologies of $87.1 million and $173.5 million in fiscal 2003 and 2002, respectively. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

In fiscal 2003 and 2002, we recognized $23.9 million and $70.0 million, respectively, of impairment losses related to our other investments, which include investments in privately held companies, venture funds and publicly traded companies. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees.

Other Income, Net: Other income, net consists primarily of interest income, interest expense, foreign currency exchange gains (losses) and the minority interest share in the net profits of Oracle Japan.

	Year Ended May 31,

		Percent Change			Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	Actual	Constant	2002

Interest income	$118	-9%	-13%	$129	-22%	-25%	$166
Interest expense	(21)	31%	26%	(16)	-20%	-15%	(20)
Minority interest	(37)	12%	12%	(33)	-8%	-8%	(36)
Foreign currency gains (losses)	(13)	-263%	-286%	8	138%	127%	(21)
Other	5	-38%	-23%	8	200%	224%	(8)

Total other income, net	$52	-46%	-49%	$96	19%	18%	$81

Fiscal 2004 Compared to Fiscal 2003: Other income, net decreased in fiscal 2004 due primarily to foreign currency losses, lower interest income and higher interest expenses. The decrease in interest income is primarily due to lower interest rates available in the capital markets. In fiscal 2004, the weighted average interest rate earned on cash, cash equivalents and investments decreased to 1.5% from 1.6%. Interest expense increased in fiscal 2004 primarily due to $5.5 million in commitment fees related to our revolving credit facility obtained in connection with the PeopleSoft tender offer.

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

Our effective income tax rates were 32.0%, 32.6% and 34.7% in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, the effective tax rate on operating and other income was 32.0%. In fiscal 2003 and 2002, the effective tax rate is a blend of the effective tax rate on operating and other income of 33.5% and 35.0%, respectively, reduced by the 40% tax benefit on the impairment charges on our investment in Liberate Technologies. The fiscal 2003 effective income tax rate also benefited from the reversal of previously accrued taxes due to the Internal Revenue Service conceding the Tax Court case regarding Foreign Sales Corporation benefits on our foreign royalties.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At May 31, 2004, the cumulative earnings upon which United States income taxes have not been provided were approximately $4.8 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $902.0 million.

Under FASB Statement No. 109, Accounting for Income Taxes, deferred assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Statement 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis. We believe that all deferred tax assets will be realized, and therefore, no valuation allowance is necessary.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically, has been the highest quarter. We expect this trend to continue in the first quarter of fiscal 2005. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer.

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

	Fiscal 2004 Quarter Ended (Unaudited)

(Dollars in millions, except per share amounts)	August 31	November 30	February 29	May 31

Revenues	$2,072	$2,498	$2,509	$3,076
Operating income	$616	$915	$927	$1,404
Net income	$440	$617	$635	$988
Earnings per share— basic	$0.08	$0.12	$0.12	$0.19
Earnings per share— diluted	$0.08	$0.12	$0.12	$0.19

	Fiscal 2003 Quarter Ended (Unaudited)

(Dollars in millions, except per share amounts)	August 31	November 30	February 28	May 31

Revenues	$2,028	$2,309	$2,307	$2,832
Operating income	$580	$794	$796	$1,271
Net income	$343	$535	$571	$858
Earnings per share— basic	$0.06	$0.10	$0.11	$0.16
Earnings per share— diluted	$0.06	$0.10	$0.11	$0.16

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,

(Dollars in millions)	2004	Change	2003	Change	2002

Working capital	$7,064	39%	$5,069	6%	$4,768
Cash, cash equivalents and short-term investments	$8,587	32%	$6,519	12%	$5,841
Cash provided by operating activities	$3,177	5%	$3,023	-4%	$3,135
Cash provided by (used for) investing activities	$(2,561)	-386%	$895	144%	$(2,030)
Cash used for financing activities	$(1,289)	-47%	$(2,454)	0%	$(2,465)

Cash, cash equivalents and short-term investments: Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include all investments with original maturities of greater than 90 days that mature in fiscal 2005. Cash, cash equivalents and short-term investments include $6.5 billion held by our foreign subsidiaries, $4.8 billion of which we consider permanently reinvested outside of the United States. These earnings would be subject to United States income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $902.0 million.

Improved timeliness in the collection of accounts receivable has contributed to the increase in cash, cash equivalents and short-term investments in fiscal 2004. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 59, 61 and 66 as of May 31, 2004, 2003 and 2002, respectively.

Cash flows from operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. Additionally, we generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities, technology costs, and in fiscal 2004, expenditures related to our tender offer for PeopleSoft.

Fiscal 2004 Compared to Fiscal 2003: Cash flows from operating activities increased in fiscal 2004, primarily due to higher net income and the timing of income tax payments, partially offset by higher trade receivables.

Fiscal 2003 Compared to Fiscal 2002: Cash flows from operating activities decreased in fiscal 2003, primarily due to an increase in income tax payments partially offset by a decline in compensation and bonus payments.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2004 Compared to Fiscal 2003: Cash flows from investing activities decreased in fiscal 2004 due to higher purchases of short-term investments partially offset by lower capital expenditures.

Fiscal 2003 Compared to Fiscal 2002: Cash flows from investing activities increased in fiscal 2003 due to lower purchases of short-term investments as well as an increase in proceeds from the maturities and sale of short-term investments.

Cash flows from financing activities: We incurred negative cash flows from financing activities in fiscal 2004, 2003 and 2002 primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock.

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to May 31, 2004, a total of 1,674.3 million shares have been repurchased for approximately $19.1 billion. We repurchased 117.8 shares for $1.5 billion, 270.4 million shares for $2.7 billion and 210.1 million shares for $2.8 billion in fiscal 2004, 2003 and 2002, respectively. At May 31, 2004, approximately $1.3 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

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

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets under the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In fiscal 2004, 2003 and 2002, $356.6 million, $364.1 million and $453.6 million or approximately 10%, 11% and 13%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The following is a summary of our contractual obligations as of May 31, 2004:

	Year Ending May 31,

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter

Balance Sheet Contractual Obligations
Principal payments on senior notes	$150	$—	$—	$150	$—	$—	$—
Notes payable	15	9	—	6	—	—	—
Long-term deferred tax liabilities(1)	59

Total balance sheet contractual obligations	224	9	—	156	—	—	—
Other Contractual Obligations
Interest payments on senior notes(2)	15	5	5	5	—	—	—
Operating leases	530	132	96	65	49	42	146
Purchase obligations(3)	11	9	2	—	—	—	—
Funding commitments(1)(4)	27

Total other contractual obligations	583	146	103	70	49	42	146

Total contractual obligations	$807	$155	$103	$226	$49	$42	$146

(1)	The timing of future cash outflows related to these obligations is not known.

(2)	Represents estimated interest payments on our senior notes using an effective interest rate of 3.31% at May 31, 2004. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.

(3)	Represents agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(4)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share, or approximately $5.1 billion, tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. On June 18, 2003, we increased the value of our tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased the value of our offer to approximately $7.5 billion. On February 4, 2004, we increased the value of our tender offer to $26.00 per share or approximately $9.4 billion. On May 14, 2004, we revised the value of our tender offer to $21.00 per share, or approximately $7.7 billion. Our tender offer will expire on July 16, 2004, unless we extend the offer. In connection with the tender offer, we have been named as a defendant in various legal proceedings, including civil antitrust lawsuits filed by the U.S. Department of Justice and several state attorneys general to block our acquisition of PeopleSoft, and may be a party to additional legal proceedings in the future.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At May 31, 2004, no amounts were borrowed under the Credit Facility.

We have incurred approximately $59.7 million of expenditures as of May 31, 2004, associated with our tender offer for PeopleSoft. During fiscal 2004, expenditures of $54.2 million are included in general and administrative expense in the consolidated statements of operations. The remaining $5.5 million, which relates to commitment fees for the Credit Facility, is included in other income, net in the consolidated statements of operations. We will continue to incur costs in connection with our tender offer for PeopleSoft.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. If we acquire PeopleSoft, we will need up to approximately $8.0 billion to purchase all shares that we estimate will be outstanding prior to the expiration date of the offer and to pay estimated fees and expenses related to the offer. In addition to the Credit Facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of May 31, 2004, additional cash generated since that date, borrowings under the Credit Facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.7% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At May 31, 2004, 33.6% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At May 31, 2004, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.5%.

The Committee on Compensation and Management Development of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grant in excess of 25,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 25,000 shares to non-executive officers and employees.

Options granted from fiscal 2002 through fiscal 2004 are summarized as follows:

(Shares
in millions)

Options outstanding at May 31, 2001	442
Options granted	175
Options exercised	(115)
Cancellations	(62)

Options outstanding at May 31, 2004	440

Average annualized options granted, net of cancellations	38
Average annualized stock repurchases	199
Shares outstanding at May 31, 2004	5,171
Weighted average shares outstanding from June 1, 2001 through May 31, 2004	5,345
Options outstanding as a percent of shares outstanding at May 31, 2004	8.5%
In the money options outstanding (based on our May 31, 2004 stock price) as a percent of shares outstanding at May 31, 2004	5.6%
Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2001 through May 31, 2004	0.7%
Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2001 through May 31, 2004	-3.0%

Generally, we grant stock options to our existing employees on an annual basis. During the year ended May 31, 2004, we made our annual grant of options and other grants to purchase approximately 44.1 million shares of our stock, partially offset by 21.4 million shares for canceled options. The net options granted in the year ended May 31, 2004 after cancellations represented 0.4% of our total outstanding shares of approximately 5,171 million as of May 31, 2004.

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

Economic, political and market conditions can adversely affect our revenue growth. Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. A general weakening of the global economy and weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as the imposition of governmental budgetary constraints, could result in delays and decreases of customer purchases. In addition to sales of new software licenses, we derive a significant proportion of our revenues from new purchases and recurring renewals of software license updates and product support. A general weakening of the global economy and weakening of business conditions could result in decreases in our renewal rates for software license updates and product support. Despite an improving global economic environment, some governmental spending remains constrained by budgetary limits, especially domestically. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and product support will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

Although our business depends materially on the condition of domestic and foreign economies, and on the performance of key industry sectors that generate a disproportionate percentage of our revenues and earnings, our management has no comparative advantage in forecasting macroeconomic trends and developments relating to these general business conditions. Our management is, however, required to make forecasts in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, because we are either overly optimistic or overly pessimistic about the performance of an economy or of an industry sector, our performance could suffer because of a failure to properly match corporate strategy with economic conditions.

Our success depends upon our ability to develop new products and services and enhance our existing products and services. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and services like Oracle Database, Oracle Application Server, Oracle E-Business Suite, Oracle Collaboration Suite and Oracle On Demand and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancements to existing products do not deliver the functionality that our customer base demands, our customers may not renew software license updates and product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

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

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially. Our revenues in general, and our new software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	delays or deferrals of customer implementations of our products;

•	changes in customer budgets that could affect both the timing and size of any transaction;

•	delays in recognizing revenue on any transaction;

•	changes in the renewal rate for software license updates and product support contracts;

•	seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	changes in general economic, political or market conditions;

•	changes in exchange rates;

•	changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our new software license revenues in any quarter depend on orders booked and delivered in that particular quarter. Our software license updates and product support revenues, which are recognized ratably over the support term, are impacted by the renewal rate of annual support contracts by existing customers, as well as customers purchasing software license updates and product support in connection with purchasing new software licenses. Our operating expenses are budgeted based on our estimates of revenues and a high percentage of our expenses are fixed. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large software license transactions are delayed until after a quarter ends, our operating results and our net income for the quarter could fall significantly short of our predictions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results. We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion in China and India. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the difficulty of managing an organization operating in various countries;

•	growing political sentiment against international outsourcing of support services and development;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions, local labor ordinances and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	import and export licensing requirements;

•	political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

We conduct a significant portion of our business in currencies other than the United States Dollar. We have no comparative advantage in forecasting these rates. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States Dollar strengthens relative to other currencies and are positively affected when the United States Dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the value of the United States Dollar positively affected revenues and operating results in fiscal 2004 and 2003. If the United States Dollar strengthens relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fees and other agreements among our subsidiaries, our distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States Dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We have in the past and expect in the future to acquire complementary companies, products, services and technologies. The risks we may encounter in acquisitions include:

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have difficulty integrating the operations and personnel of the acquired businesses;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines;

•	we may have product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products;

•	our ongoing business may be disrupted by transition or integration issues;

•	our management’s attention may be diverted from other business concerns;

•	our management may not be able to improve our financial and strategic position;

•	we may be unable to obtain timely approvals from governmental authorities under applicable competition and antitrust laws;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties; and

•	our due diligence process may fail to identify significant issues with the target’s product quality, financial disclosures and accounting practices, internal control deficiencies, including material weaknesses, product architecture and legal contingencies, among other matters.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

We previously have generally paid for acquisitions in cash. We may in the future pay for acquisitions in whole or in part with stock, other equity-related purchase rights or debt. To the extent that we issue shares of stock or other rights to purchase stock, including options, existing stockholders may be diluted and earnings per share may decrease.

There are specific risks associated with our proposed acquisition of PeopleSoft. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. In addition to the risks we face in connection with acquisitions generally, there are several unique risks we face in connection with the PeopleSoft offer including:

•	in February 2004, the United States Department of Justice, joined by several state attorneys general, filed a civil antitrust suit in U.S. District Court to block our proposed merger with PeopleSoft. We believe the Department’s claim that there are only three vendors that meet the needs of large enterprises does not fit with the reality of the highly competitive, dynamic and rapidly changing market and have decided to challenge the lawsuit. The trial began on June 7, 2004, and we anticipate that the trial will last for four weeks. While we believe that we will prevail in the lawsuit, if we are not successful we would not be able to acquire PeopleSoft and the Department’s analysis may impact our ability to acquire other companies. In addition, the lawsuit could result in substantial costs and could divert management’s attention and other corporate resources;

•	we have also received, and have responded to, requests for additional information from various other governmental authorities regarding possible antitrust concerns. If these authorities challenge our proposed acquisition, there may be additional costs and delays;

•	in connection with the tender offer, we have also been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. These proceedings could result in substantial costs and could divert management’s attention and other corporate resources;

•	PeopleSoft has a “poison pill” in place, which may prevent us from consummating the proposed merger;

•	PeopleSoft has implemented several other defensive tactics, including providing customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $1.96 billion in potential refund liabilities if triggered;

•	our offer is not conditioned on any financing arrangements. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings. We may not be able to arrange favorable financing terms. Depending upon the final financial structure of the transaction, our credit rating may be reduced, which may increase the cost of future borrowings;

•	beyond reviewing publicly available information, we have not been able to conduct any due diligence on PeopleSoft and there may be liabilities or accounting or internal control issues of which we are not aware;

•	we have little experience integrating and managing a multi-billion dollar acquisition; and

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products.

While we intend to proceed with our offer, we cannot assure you that we will be successful in acquiring PeopleSoft.

We may need to change our pricing models to compete successfully. The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices to compete effectively. We have recently changed our pricing for our database management software and outsourcing services and any broadly based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, although the distribution of applications through application service providers may provide a new market for our products, these new distribution methods could also reduce the price paid for our products or adversely affect other sales of our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced new software license revenues resulting from lower prices would adversely affect our results.

Disruptions of our indirect sales channel could affect our future operating results. In addition to marketing our products and services through our own direct sales and service forces, we market our products and services through indirect channels. Our indirect channel network is comprised primarily of resellers, system integrators/ implementers, consultants, education providers, internet service providers, network integrators, and independent software vendors. We believe that our relationships with these channel participants enhance our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationship with channel participants were to deteriorate, if any of our competitors enter into strategic relationships or acquire a significant channel participant, or if the financial condition of our channel participants were to weaken. In connection with our efforts to further penetrate markets, we will need to maintain or expand our relationships with indirect channel participants and develop additional relationships. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with these channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

To be successful we must effectively compete in a range of markets within the highly competitive software industry. The software industry is intensely competitive. Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have greater financial or technical resources than we do. We expect to continue to face intense competition in each market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property free over the internet. If existing or new competitors gain market share in any of these markets, at our expense, our business and operating results could be adversely affected. Our applications run only on our database products, which could potentially limit our share of the market for business applications software. Additionally, our competitors who offer business applications and application server products may influence a customer’s purchasing decisions for the underlying database in an effort to persuade potential customers not to acquire our products.

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and increase our revenues. We believe our continued success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, if we elected to or are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices. Some of the changes we are considering include the reduction in the number of employees granted options, a reduction in the number of options granted, the elimination or reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using a fair value method, we could have significant accounting charges. For example, in fiscal 2004, had we accounted for stock-based compensation plans using a fair value method prescribed under FASB Statement No. 123, as amended by Statement 148, net income would have been reduced by $202.7 million. On March 31, 2004, the FASB released an exposure draft, Share-Based Payment, which would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. The final statement is expected later in calendar 2004, and if adopted as currently proposed, would be effective beginning in our fiscal 2006.

We might experience significant errors or security flaws in our products. Despite testing prior to release of the products, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Security flaws in our products could expose us to claims as well as harm our reputation, which could impact our future sales. The detection and correction of any security flaws can be time consuming and costly. In addition, we run our own business operations as well as Oracle On Demand on our products and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In fiscal 2004, our research and development expenses were $1,278.2 million, or 13% of our total revenues. Our plans for fiscal 2005 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Third parties may claim we infringe their intellectual property rights. We sometimes receive notices from others claiming we are infringing their patent or other intellectual property rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows and the functionality of products overlaps. Companies are more frequently seeking to patent software and business methods because of developments in the law that may extend the ability to obtain such patents. As a result, we expect to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert management’s time and attention from developing our business;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign our products;

•	require us to pay money as damages; or

•	require us to satisfy indemnification obligations that we have with our customers.

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

Oracle On Demand may not be successful. We offer outsourcing services for our products through our three core offerings; E-Business Suite On Demand, Collaboration Suite On Demand and Technology On Demand, delivered either at Oracle or at a customer designated location. Our Oracle On Demand business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our Oracle On Demand business is subject to a variety of risks including:

•	we may not be able to operate this business at an acceptable profit level;

•	because we manage critical customer applications we could be exposed to significant damage claims in the event of system failures or inadequate disaster recovery;

•	because Oracle On Demand results in our management of customer data and other confidential information, we have increased exposure to risk of claims around data security and privacy and misappropriation of customer confidential information;

•	if we are unable to meet application availability requirements, provide adequate disaster recovery and provide agreed upon data security and privacy threshold standards, we may not be able to attract new customers and we could lose existing customers;

•	the laws and regulations applicable to hosted service providers are unsettled and we could have regulatory exposure in certain areas such as data privacy, data security, export compliance and workforce reduction claims as a result of customers transferring their information technology functions to us; and

•	as our Oracle On Demand business grows, we will need to continue to invest in various aspects of our on demand offering, including data centers, computers, network infrastructure and security.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective for fiscal years through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover the period from June 1, 2001 to May 31, 2006.

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

United States Congressional action in connection with the extraterritorial income case could adversely affect our net income. The World Trade Organization (WTO) has ruled the extraterritorial income regime (ETI) operated by the United States to be an illegal export subsidy. ETI is a provision in the United States Tax Code providing tax incentives on products produced in the United States and exported for sale. On March 1, 2004, the European Union (EU) began imposing sanctions against a wide range of United States exports (software not included) as part of an effort, authorized by the WTO, to pressure the United States to repeal ETI. Both houses of the United States Congress have recently passed their own versions of ETI replacement legislation and the bills must now move into a joint committee to resolve the differences before becoming law. We cannot be certain that the compromise legislation replacing ETI will provide us with the level of tax incentives received under the existing regime. We currently save approximately $25 million per year in United States federal income tax under the ETI regime.

Our stock price could remain volatile and your investment could lose value. Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our tender offer for PeopleSoft;

•	announcements regarding other acquisitions;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratio or other valuation measure for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Consequently, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2004, total interest income was $117.5 million with investments yielding an average 1.46% on a worldwide basis. This interest rate level was down approximately 46 basis points from 1.92% in fiscal 2003. If a similar decline in overall interest rates (46 basis points) were to occur in fiscal 2005, our interest income would decline approximately $37.0 million, assuming consistent investment levels.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at May 31, 2004. The cash, cash equivalent and investment balances approximate fair value at May 31, 2004:

	Amortized
	Principal	Weighted Average
(Dollars in millions)	Amount	Interest Rate

Cash and cash equivalents	$4,138	1.97%
Short-term investments (91 days-1 year)	4,449	1.12%

Total cash, cash equivalents and investments	$8,587	1.53%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

Amortized
Principal
Amount at
(in millions)	May 31, 2004

Euro	$961
Japanese Yen	823
British Pound	180
Chinese Renminbi	158
South African Rand	82
Australian Dollar	72
Canadian Dollar	68
Other currencies	729

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$3,073

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. In the third quarter of fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004 and settled the corresponding interest rate swap. Our remaining interest rate swap reduced the effective interest rate on our 6.91% senior notes to 3.31% as of May 31, 2004. The fair value of the interest rate swap is $7.2 million at May 31, 2004 and is included in other assets in the accompanying consolidated balance sheets.

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying consolidated statements of operations were $20.9 million, $1.0 million and $27.4 million in fiscal 2004, 2003 and 2002, respectively. The fair value of the foreign currency forward contracts was $(0.7) million and $(0.6) million as of May 31, 2004 and 2003.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2004. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in ninety days or less as of May 31, 2004.

Table of Forward Contracts:

	Exchange	Exchange
	Foreign Currency	U.S. Dollars for	Notional
	for U.S. Dollars	Foreign Currency	Weighted Average
(Dollars in millions)	(Notional Amount)	(Notional Amount)	Exchange Rate

Functional Currency:
Australian Dollar	$11	$—	0.70
Chinese Renminbi	88	—	8.28
Euro	45	—	1.21
Indian Rupee	71	—	45.80
Israeli Shekel	16	—	4.58
Japanese Yen	77	1	111.49
Korean Won	31	—	1,179.50
New Zealand Dollar	6	—	0.61
Peruvian New Sol	1	—	3.50
Philippine Peso	15	—	56.65
Saudi Arabian Riyal	28	—	3.75
Slovakian Koruna	4	—	33.29
South African Rand	39	—	6.65
Taiwan Dollar	8	11	33.40
Thai Baht	7	—	40.77

Total	$447	$12

Net Investment Risk. Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in other income, net.

At May 31, 2004, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $1.4 million and $(0.6) million as of May 31, 2004 and 2003. The Yen investment hedge has a notional amount of $653.8 million and an exchange rate of 111.0 Yen for each United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $38.4 million, $44.7 million and $6.9 million in fiscal 2004, 2003 and 2002, respectively. Net gains on investment hedges reported in other income, net were $7.5 million, $8.9 million and $6.4 million in fiscal 2004, 2003 and 2002, respectively.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 29, 2004.

The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to our audit committee members and our audit committee financial experts is incorporated herein by reference from the information provided under the heading “The Finance and Audit Committee” of our Proxy Statement.

The information required by this Item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Statement on Corporate Governance— Employee Matters” of our Proxy Statement.

The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “The Nomination and Governance Committee” of our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2004

	Number of
	Shares to be Issued
	upon Exercise of	Weighted-Average	Number of Shares
	Outstanding	Exercise Price of	Remaining Available
	Options,	Outstanding	for Future Issuance
	Warrants and	Options, Warrants	under Equity
	Rights	and Rights	Compensation Plans(1)

Equity compensation plans approved by stockholders	439,535,023	$11.61	562,956,624(2)
Equity compensation plans not approved by stockholders(3)	40,728	$1.26	—

Total	439,575,751		562,956,624

(1)	These numbers exclude the shares listed under the column heading “Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 108,654,203 shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan (1992).

(3)	These options were assumed in connection with two acquisitions in fiscal 1997 and 1998. No additional awards were or can be granted under the plans that originally issued these options.

Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the heading “Related Party Transactions” of our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the information provided under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

(a)	2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page

II Valuation and Qualifying Accounts	78

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit
Number	Exhibit Title

3.01 (1)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000
3.02 (2)	Oracle Bylaws, as adopted October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990
3.04 (2)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000
4.01 (3)	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997
4.02 (4)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000
4.03 (5)	Amended and Restated Preferred Shares Rights Agreement, dated March 31, 1998
4.04 (6)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999
4.05 (7)	Specimen Certificate of Registrant’s Common Stock
10.01 (4)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002
10.02 (8)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan
10.04 (1)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999
10.05 (2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000
10.06 (2)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000

Exhibit
Number	Exhibit Title

10.07 (9)*	The 2000 Long-Term Equity Incentive Plan, as approved on October 16, 2000
21.01	Subsidiaries of the Registrant
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Jeffrey O. Henley
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Form 10-Q filed on January 14, 2000

(2)	Incorporated by reference to the Form 10-K filed on August 28, 2000

(3)	Incorporated by reference to the Form 10-K filed on June 24, 2003

(4)	Incorporated by reference to the Form 10-K filed on July 29, 2002

(5)	Incorporated by reference to the Form 8-A/ A filed on March 31, 1998

(6)	Incorporated by reference to the Form 8-A/ A filed on March 22, 1999

(7)	Incorporated by reference to the Form 10-K filed on August 10, 2001

(8)	Incorporated by reference to the Form 10-Q filed on December 18, 2003

(9)	Incorporated by reference to the Form 10-Q filed on January 16, 2001

(b)     Reports on Form 8-K

None

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15 (a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation as of May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Francisco, California

June 14, 2004,
except for the second and eighth paragraphs of Note 17, as to which the date is
June 18, 2004

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS
As of May 31, 2004 and 2003

	May 31,

(in millions, except per share data)	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,138	$4,737
Short-term investments	4,449	1,782
Trade receivables, net of allowances of $364 as of May 31, 2004 and $376 as of May 31, 2003	2,012	1,920
Other receivables	322	301
Deferred tax assets	301	381
Prepaid expenses and other current assets	114	106

Total current assets	11,336	9,227

Investments in debt securities	—	233
Property, net	1,068	1,062
Deferred tax assets	92	100
Other assets	267	345

Total assets	$12,763	$10,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$228
Current portion of long-term debt	9	153
Income taxes payable	950	891
Accrued compensation and related benefits	556	454
Other accrued liabilities	1,069	1,023
Deferred revenues	1,497	1,409

Total current liabilities	4,272	4,158

Notes payable and long-term debt, net of current portion	163	175
Deferred tax liabilities	59	89
Other long-term liabilities	274	225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,171 shares as of May 31, 2004 and 5,233 shares as of May 31, 2003	5,456	5,101
Retained earnings	2,383	1,092
Accumulated other comprehensive income	156	127

Total stockholders’ equity	7,995	6,320

Total liabilities and stockholders’ equity	$12,763	$10,967

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2004, 2003 and 2002

	Year Ended May 31,

(in millions, except per share data)	2004	2003	2002

Revenues:
New software licenses	$3,541	$3,270	$3,513
Software license updates and product support	4,529	3,929	3,540

Software revenues	8,070	7,199	7,053
Services	2,086	2,276	2,620

Total revenues	10,156	9,475	9,673

Operating expenses:
Sales and marketing	2,136	2,072	2,209
Software license updates and product support	547	474	462
Cost of services	1,770	1,868	1,944
Research and development	1,278	1,180	1,076
General and administrative	561	441	411

Total operating expenses	6,292	6,035	6,102

Operating income	3,864	3,440	3,571

Net investment gains (losses) related to equity securities	29	(111)	(244)
Other income, net:
Interest income	118	129	166
Interest expense	(21)	(16)	(20)
Other	(45)	(17)	(65)

Total other income, net	52	96	81

Income before provision for income taxes	3,945	3,425	3,408
Provision for income taxes	1,264	1,118	1,184

Net income	$2,681	$2,307	$2,224

Earnings per share:
Basic	$0.51	$0.44	$0.40

Diluted	$0.50	$0.43	$0.39

Weighted average common shares outstanding:
Basic	5,215	5,302	5,518

Diluted	5,326	5,418	5,689

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2004, 2003 and 2002

		Common Stock
		and Additional
		Paid in Capital			Accumulated
					Other
	Comprehensive	Number		Retained	Comprehensive
(in millions)	Income	of Shares	Amount	Earnings	Income (Loss)	Total

Balances, May 31, 2001		5,592	$4,821	$1,610	$(154)	$6,277
Common stock issued under stock option plans	$—	29	123	—	—	123
Common stock issued under stock purchase plan	—	20	209	—	—	209
Repurchase of common stock	—	(210)	(168)	(2,624)	—	(2,792)
Tax benefits from stock plans	—	—	44	—	—	44
Foreign currency translation	19	—	—	—	19	19
Net equity hedge loss, net of tax of $3	(10)	—	—	—	(10)	(10)
Reversal of unrealized loss on equity securities, net of tax of $15	23	—	—	—	23	23
Net income	2,224	—	—	2,224	—	2,224

Comprehensive income	$2,256

Balances, May 31, 2002		5,431	5,029	1,210	(122)	6,117
Common stock issued under stock option plans	$—	48	192	—	—	192
Common stock issued under stock purchase plan	—	24	164	—	—	164
Repurchase of common stock	—	(270)	(228)	(2,425)	—	(2,653)
Settlement of forward contract	—	—	(166)	—	—	(166)
Tax benefits from stock plans	—	—	110	—	—	110
Foreign currency translation	256	—	—	—	256	256
Net equity hedge loss, net of tax of $(11)	(33)	—	—	—	(33)	(33)
Unrealized gain on equity securities, net of tax of $15	26	—	—	—	26	26
Net income	2,307	—	—	2,307	—	2,307

Comprehensive income	$2,556

Balances, May 31, 2003		5,233	5,101	1,092	127	6,320
Common stock issued under stock option plans	$—	38	190	—	—	190
Common stock issued under stock purchase plan	—	18	164	—	—	164
Repurchase of common stock	—	(118)	(109)	(1,390)	—	(1,499)
Tax benefits from stock plans	—	—	110	—	—	110
Foreign currency translation	75	—	—	—	75	75
Net equity hedge loss, net of tax of $(15)	(23)	—	—	—	(23)	(23)
Reversal of unrealized gain on equity securities, net of tax of $13	(25)	—	—	—	(25)	(25)
Unrealized gain on equity securities, net of tax of $1	2	—	—	—	2	2
Net income	2,681	—	—	2,681	—	2,681

Comprehensive income	$2,710

Balances, May 31, 2004		5,171	$5,456	$2,383	$156	$7,995

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2004, 2003 and 2002

	Year Ended May 31,

(in millions)	2004	2003	2002

Cash Flows From Operating Activities:
Net income	$2,681	$2,307	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198	243	273
Amortization of intangible assets	36	84	90
Provision for trade receivable allowances	173	128	195
Net investment (gains) losses related to equity securities	(29)	111	244
Deferred income taxes	58	90	(160)
Changes in assets and liabilities:
(Increase) decrease in trade receivables	(245)	119	230
(Increase) decrease in prepaid expenses and other assets	(17)	41	(23)
Increase (decrease) in accounts payable and other current liabilities	25	(88)	(341)
Increase (decrease) in income taxes payable	200	(81)	384
Increase in deferred revenues	83	65	5
Increase in other long-term liabilities	14	4	14

Net cash provided by operating activities	3,177	3,023	3,135

Cash Flows From Investing Activities:
Purchases of investments	(10,310)	(4,713)	(6,087)
Proceeds from maturities and sale of investments	8,009	5,942	4,384
Capital expenditures	(189)	(291)	(278)
Increase in other assets	(71)	(43)	(49)

Net cash provided by (used for) investing activities	(2,561)	895	(2,030)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,499)	(2,653)	(2,792)
Proceeds from issuance of common stock	354	356	332
Borrowings (payments) of notes payable and long-term debt	(144)	9	(5)
Settlement of forward contract	—	(166)	—

Net cash used for financing activities	(1,289)	(2,454)	(2,465)

Effect of exchange rate changes on cash and cash equivalents	74	178	6

Net increase (decrease) in cash and cash equivalents	(599)	1,642	(1,354)
Cash and cash equivalents at beginning of period	4,737	3,095	4,449

Cash and cash equivalents at end of period	$4,138	$4,737	$3,095

Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,010	$1,149	$1,000
Cash paid for interest	$23	$20	$20

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2004

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We develop, manufacture, market, distribute and service computer software that helps organizations manage and grow their businesses. Our software products can be categorized into two broad areas: database technology software and applications software. Database technology software is used for developing and deploying applications on the internet and on corporate intranets and includes database management software, application server software, development tools and collaboration software. Applications software can be used to automate business processes and to provide business intelligence for financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, service and human resources. We also offer software license updates and product support and other services including consulting, advanced product services, and education.

Significant Accounting Policies

Basis of Financial Statements: The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries. We consolidate all of our majority owned subsidiaries and reflect minority interest of the portion of these entities that we do not own as a long-term liability. At May 31, 2004 and 2003, the balance of minority interest was $203.0 million and $196.5 million, respectively. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

Use of Estimates: Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition: We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.

New software license revenues represent all fees earned from granting customers licenses to use our database technology and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2004, 2003 and 2002, $356.6 million, $364.1 million and $453.6 million or approximately 10%, 11% and 13% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Allowances for Doubtful Accounts and Returns: We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement 48. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

Legal Contingencies: We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Accounting for Income Taxes: We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

Foreign Currency Translation: We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments not affecting retained earnings are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets: We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in fiscal 2004, 2003 or 2002.

Advertising: All advertising costs are expensed as incurred. Advertising expenses were $68.2 million, $103.6 million and $133.2 million in fiscal 2004, 2003 and 2002, respectively.

Research and Development: All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements.

Accounting for Stock-Based Compensation: We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We apply the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

2.	STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. For pro forma disclosures, the estimated fair value of the options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Year Ended May 31,

(in millions, except per share data)	2004	2003	2002

Net income, as reported	$2,681	$2,307	$2,224
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(203)	(330)	(460)

Pro forma net income	$2,478	$1,977	$1,764

Earnings per share:
Basic—as reported	$0.51	$0.44	$0.40
Basic—pro forma	$0.48	$0.37	$0.32
Diluted—as reported	$0.50	$0.43	$0.39
Diluted—pro forma	$0.46	$0.36	$0.31

We estimate the fair value of our options using a Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended May 31,

	2004	2003	2002

Employee and Director Stock Options

Expected life from vest date (in years)	1.26-3.00	1.25-2.84	1.26-2.51
Risk-free interest rate	1.65-4.09%	1.10-3.34%	3.45-4.48%
Volatility	35-44%	48-56%	57%
Dividend yield	—	—	—
Weighted average fair value of grants	$4.76	$3.88	$7.45

Employee Stock Purchase Plan

Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.02-1.10%	1.12-1.22%	3.45-3.93%
Volatility	40-48%	56-57%	57%
Dividend yield	—	—	—
Weighted average fair value of grants	$3.04	$2.52	$4.33

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, who are also employees or consultants, independent consultants and advisers. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (Board) (generally ratably over four years), and generally expire ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2004, options to purchase 435.4 million shares of common stock were outstanding under both plans, of which 322.6 million were vested. Approximately 450.9 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights or long-term performance awards under this plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In August 2003, the Directors’ Plan was amended and restated to eliminate a term limit, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Directors’ Plan. Under the terms of the Directors’ Plan options to purchase 8.0 million shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. The Directors’ Plan provides for automatic, nondiscretionary grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based award. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2004, options to purchase 4.1 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which 3.1 million were vested. Approximately 3.4 million shares are available for future option awards under this plan, however no more than 1.8 million shares may be used for grants other than options.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

The following tables summarize information about stock options outstanding:

	Shares Under	Weighted Average
(in millions, except exercise price)	Option	Exercise Price

Balance, May 31, 2001	442	$10.56
Granted	65	$15.80
Exercised	(29)	$4.20
Canceled	(24)	$18.21

Balance, May 31, 2002	454	$11.31
Granted	66	$8.88
Exercised	(48)	$3.96
Canceled	(17)	$20.56

Balance, May 31, 2003	455	$11.41
Granted	44	$12.62
Exercised	(38)	$4.89
Canceled	(21)	$21.43

Balance, May 31, 2004	440	$11.61

The range of exercise prices for options outstanding at May 31, 2004 was $1.26 to $45.60. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants.

		Weighted Average			Weighted Average
	Options Outstanding	Remaining	Weighted Average	Options Exercisable	Exercise Price of
Range of Exercise Price	as of May 31, 2004	Contractual Life	Exercise Price	as of May 31, 2004	Exercisable Options

	(Shares in millions)			(Shares in millions)
$1.26 — $ 3.79	56	2.41	$3.41	56	$3.41
$3.82 — $ 4.61	65	3.45	$4.23	65	$4.23
$4.62 — $ 6.88	112	4.97	$6.81	111	$6.80
$7.29 — $ 8.68	52	8.02	$8.66	13	$8.61
$8.72 — $12.60	53	8.51	$12.23	9	$11.14
$12.70 — $15.86	48	7.03	$15.62	25	$15.63
$15.90 — $40.81	49	5.92	$37.80	43	$38.53
$40.97 — $45.60	5	5.71	$41.45	4	$41.46

$1.26 — $45.60	440	5.55	$11.61	326	$11.15

Stock Purchase Plan

We have an Employee Stock Purchase Plan. To date, 408.7 million shares of common stock have been reserved for issuance under the Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of Oracle stock as of the beginning or the end of the semi-annual option period. Through May 31, 2004, 300.0 million shares had been issued and 108.7 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2004, 2003 and 2002, we issued 17.5 million, 23.8 million and 19.6 million shares, respectively, under the Purchase Plan.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and with respect to fiscal 2003 and 2002, a forward contract to sell 36.0 million shares of our common stock that was settled on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,

(in millions, except per share data)	2004	2003	2002

Net income	$2,681	$2,307	$2,224

Weighted average common shares outstanding	5,215	5,302	5,518
Dilutive effect of employee stock plans	111	110	148
Dilutive effect of forward contract	—	6	23

Dilutive weighted average common shares outstanding	5,326	5,418	5,689

Basic earnings per share	$0.51	$0.44	$0.40
Diluted earnings per share	$0.50	$0.43	$0.39
Anti-dilutive stock options excluded from calculation(1)	132	115	158

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future. See Note 2 for information regarding the prices of our outstanding, unexercised options.

4.	CASH, CASH EQUIVALENTS AND INVESTMENTS IN DEBT SECURITIES

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments primarily consist of commercial paper, corporate notes and Unites States government agency notes with original maturities of greater than 91 days that mature in fiscal 2005.

Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

Cash and Cash Equivalents

The amortized principal amount of cash and cash equivalents at May 31, 2004 and 2003 was $4,138.4 million and $4,737.3 million and the weighted average interest rates were 1.97% and 1.75%, respectively. The amortized principal amount approximates fair value at May 31, 2004 and 2003.

Investments in Debt Securities

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify auction rate debt securities as available-for-sale and all other investments in debt securities as held-to-maturity and account for these investments at amortized cost. The table below presents the amortized principal amount, related weighted

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

average interest rates, maturities and major security type for our investments in debt securities. The amortized principal amount approximated fair value at May 31, 2004 and 2003. We determined the fair value of our investments in debt securities based upon public market rates.

	May 31, 2004		May 31, 2003

	Amortized	Weighted	Amortized	Weighted
	Principal	Average	Principal	Average
(in millions)	Amount	Interest Rate	Amount	Interest Rate

Short-term investments (less than 1 year)	$4,449	1.12%	$1,782	1.33%
Long-term investments (1-2 years)	—	—	233	1.54%

Total investments in debt securities	$4,449	1.12%	$2,015	1.35%

Debt securities issued by U.S. Treasury and other U.S. governmental entities	$917		$216
Corporate and other debt securities	3,532		1,799

Total	$4,449		$2,015

We have entered into securities lending agreements with a financial institution whereby investments in debt securities are loaned and are secured by collateral in the form of cash or other securities. At May 31, 2004 and 2003, total loaned securities were $572.5 million and $70.0 million and remain in short-term investments in the accompanying consolidated balance sheets. The fair values of the collateral, which exceeded the book values of the loaned securities at May 31, 2004, are not recorded as assets or liabilities in the accompanying consolidated balance sheets because we do not have the right to repledge or sell the collateral.

5.	INVESTMENTS IN EQUITY SECURITIES

In accordance with Statement 115 and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Marketable equity securities are included in other assets in the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in net investment gains (losses) related to equity securities in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

The following table shows the net carrying value of our equity securities as of May 31, 2004, 2003 and 2002 and unrealized gains (losses), net of tax, for fiscal 2004, 2003 and 2002:

		Unrealized Gains
		(Losses) in
	Fair Value	Stockholders’
(in millions)	Basis	Equity, net of tax

May 31, 2004
Total investments	$60	$3

May 31, 2003
Liberate Technologies	90	25
Other investments	65	1

Total	$155	$26

May 31, 2002
Liberate Technologies	135	27
Other investments	86	(4)

Total	$221	$23

In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. We previously recorded impairment charges relating to other than temporary declines in the fair value of our investment in Liberate Technologies of $87.1 million and $173.5 million in fiscal 2003 and 2002, respectively. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

In fiscal 2004, 2003 and 2002, we recognized $13.0 million, $23.9 million and $70.0 million, respectively, of impairment losses related to our other investments, which include investments in privately held companies, venture funds and publicly traded companies. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivatives to manage foreign currency and interest rate risk. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Net Investment Hedges

Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in other income, net.

At May 31, 2004, we had one net investment hedge in Japanese Yen. The Yen equity hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $1.4 million and $(0.6) million as of May 31, 2004 and 2003. The Yen investment hedge has a notional amount of $653.8 million and an exchange rate of 111.0 Yen for each United States dollar. We previously had a Euro investment hedge that we settled in fiscal 2003 for an immaterial amount.

Net losses on investment hedges reported in stockholders’ equity were $38.4 million, $44.7 million and $6.9 million in fiscal 2004, 2003 and 2002, respectively. The net gain on investment hedges reported in other income, net were $7.5 million, $8.9 million and $6.4 million in fiscal 2004, 2003 and 2002, respectively.

Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying consolidated statements of operations were $20.9 million, $1.0 million and $27.4 million in fiscal 2004, 2003 and 2002, respectively. The fair value of the foreign currency forward contracts was $(0.7) million and $(0.6) million as of May 31, 2004 and 2003.

Interest Rate Swaps

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swaps and their termination date match the principal amounts and maturities of the outstanding senior notes. In the third quarter of fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004 and settled the corresponding interest rate swap. Our remaining interest rate swap reduced the effective interest rate on our 6.91% senior notes to 3.31% as of May 31, 2004. The fair value of the interest rate swap is $7.2 million at May 31, 2004 and is included in other assets.

7.	PROPERTY

Property is stated at the lower of cost or realizable value. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from two to forty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property consisted of the following:

		May 31,

(in millions)	Estimated Useful Lives	2004	2003

Computer equipment	2 - 10 years	$1,091	$1,049
Buildings and improvements	2 - 40 years	1,051	999
Furniture and fixtures	3 - 10 years	340	345
Land	—	162	153
Automobiles	5 years	9	10

Total property	2 - 40 years	2,653	2,556
Accumulated depreciation and amortization		(1,585)	(1,494)

Property, net		$1,068	$1,062

8.	NOTES PAYABLE AND DEBT

During fiscal 1997, we issued $150.0 million in 6.72% senior notes due in February 2004 and $150.0 million in 6.91% senior notes due in February 2007. The senior notes require interest only payments until maturity. The senior notes are unsecured general obligations that rank on parity with all of our other unsecured and unsubordinated indebtedness that may be outstanding. In February 2002, we entered into two interest-rate swap agreements that have the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable. In the third quarter of fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004. At May 31, 2004, we also have notes payable of $9.5 million due in May 2005 and $6.0 million due in May 2007.

Debt consisted of the following:

	May 31,

(in millions)	2004	2003

Senior notes	$157	$318
Notes payable	15	10

Total debt	172	328
Current maturities of long-term debt	9	153

Long-term debt	$163	$175

9.	GUARANTEES

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. Certain of our software license agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. To date, we have not incurred any material costs associated with these warranties.

10.	DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	May 31,

(in millions)	2004	2003

Software license updates and product support	$1,329	$1,168
Services	99	128
New software licenses	69	113

Total deferred revenues	$1,497	$1,409

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in May of each year. Deferred service revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

11.	LEASE COMMITMENTS

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2004, future minimum annual operating lease payments were as follows:

Year Ended
(in millions)	May 31,

2005	$132
2006	96
2007	65
2008	49
2009	42
Thereafter	146

Total	$530

Rent expense was $188.4 million, $228.3 million and $256.6 million for fiscal years 2004, 2003 and 2002, respectively, net of sublease income of approximately $6.3 million, $11.1 million and $12.2 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term. Generally, the renewal lease rates range between 85% and 100% of the fair market lease rates as determined at the end of the initial lease period.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

12.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to May 31, 2004, a total of 1,674.3 million shares have been repurchased for approximately $19.1 billion. We repurchased 117.8 shares for $1.5 billion, 270.4 million shares for $2.7 billion and 210.1 million shares for $2.8 billion in fiscal 2004, 2003 and 2002, respectively. At May 31, 2004, approximately $1.3 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	May 31,

(in millions)	2004	2003	2002

Foreign currency translation adjustment	$215	$140	$(133)
Unrealized gain (loss) on derivatives	(62)	(39)	11
Unrealized gain on investments	3	26	—

Accumulated other comprehensive income (loss)	$156	$127	$(122)

Settlement of Forward Contract

In February 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements to be leased by us. On October 31, 2002, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital. In May 2003, we exercised an option to purchase the leased properties for approximately $168.3 million.

13.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,

(in millions)	2004	2003	2002

Domestic	$2,114	$1,925	$2,131
Foreign	1,831	1,500	1,277

Total	$3,945	$3,425	$3,408

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

The provision for income taxes consists of the following:

	Year Ended May 31,

(Dollars in millions)	2004	2003	2002

Current provision:
Federal	$701	$546	$831
State	77	100	97
Foreign	428	382	416

Total current provision	1,206	1,028	1,344

Deferred provision (benefit):
Federal	9	120	(132)
State	48	(15)	(33)
Foreign	1	(15)	5

Total deferred provision (benefit)	58	90	(160)

Total provision for income taxes	$1,264	$1,118	$1,184

Effective income tax rate	32.0%	32.6%	34.7%

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,

(in millions)	2004	2003	2002

Tax provision at statutory rate	$1,381	$1,199	$1,193
Foreign earnings at other than United States rates	(260)	(214)	(133)
State tax expense, net of federal benefit	81	68	88
Other, net	62	65	36

Provision for income taxes	$1,264	$1,118	$1,184

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

The components of the deferred tax assets and liabilities consist of the following:

	May 31,

(in millions)	2004	2003

Deferred tax liabilities:
Unrealized gain on stock	$(142)	$(178)
Unremitted earnings on foreign subsidiaries	(19)	(8)
Other	(19)	—

Total deferred tax liabilities	(180)	(186)
Deferred tax assets:
Accruals and allowances	217	269
Differences in timing of revenue recognition	86	98
Employee compensation and benefits	90	79
Depreciation and amortization	106	104
Foreign tax credits	15	6
Other	—	22

Total deferred tax assets	514	578
Less: Valuation allowance	—	—

Net deferred tax asset	$334	$392

Recorded as:
Current deferred tax assets	$301	$381
Non-current deferred tax assets	92	100
Non-current deferred tax liabilities	(59)	(89)

Net deferred tax asset	$334	$392

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States. At May 31, 2004 the cumulative earnings upon which United States income taxes have not been provided for were approximately $4.8 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be $902.0 million.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

14.	SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We are organized into two businesses, which are further organized into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) advanced product services and (3) education.

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

The consulting line of business assists customers in the design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are comprised of Oracle On Demand (formerly Oracle Outsourcing) and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing services to customers that include configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database technology and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

The following table presents a summary of our businesses and operating segments(1):

	Year Ended May 31,

(in millions)	2004	2003	2002

New software licenses:
Revenues(2)	$3,533	$3,251	$3,477
Sales and distribution expenses	1,721	1,602	1,675

Margin(3)	$1,812	$1,649	$1,802
Software license updates and product support:
Revenues	$4,529	$3,929	$3,540
Cost of services	525	446	416

Margin(3)	$4,004	$3,483	$3,124
Total software business:
Revenues(2)	$8,062	$7,180	$7,017
Cost of services	2,246	2,048	2,091

Margin(3)	$5,816	$5,132	$4,926

Consulting:
Revenues(2)	$1,582	$1,752	$1,967
Cost of services	1,289	1,413	1,461

Margin(3)	$293	$339	$506
Advanced product services:
Revenues	$258	$257	$321
Cost of services	207	177	187

Margin(3)	$51	$80	$134
Education:
Revenues(2)	$254	$286	$368
Cost of services	199	214	233

Margin(3)	$55	$72	$135
Total services business:
Revenues(2)	$2,094	$2,295	$2,656
Cost of services	1,695	1,804	1,881

Margin(3)	$399	$491	$775

Totals:
Revenues	$10,156	$9,475	$9,673
Expenses	3,941	3,852	3,972

Margin(3)	$6,215	$5,623	$5,701

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.

(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

Reconciliation of operating segment margin to income before provision for income taxes

	Year Ended May 31,

(in millions)	2004	2003	2002

Total margin for reportable segments	$6,215	$5,623	$5,701
Product development and information technology expenses	(1,564)	(1,424)	(1,388)
Marketing and partner program expenses	(341)	(353)	(377)
Corporate and general and administrative expenses	(409)	(323)	(275)
Net investment gains (losses) related to equity securities	29	(111)	(244)
Other income, net	15	13	(9)

Income before provision for income taxes	$3,945	$3,425	$3,408

Geographic information

Disclosed in the table below is geographic information for any subsidiary comprising greater than three percent of total revenues.

	Year Ended May 31,

	2004		2003		2002

		Long Lived		Long Lived		Long Lived
(in millions)	Revenues	Assets	Revenues	Assets	Revenues	Assets

United States	$4,358	$965	$4,297	$1,074	$4,676	$1,075
United Kingdom	841	115	756	97	792	134
Japan	746	82	720	55	683	42
Germany	513	7	466	10	388	11
France	371	15	344	17	309	12
Other foreign countries	3,327	151	2,892	154	2,825	159

Total	$10,156	$1,335	$9,475	$1,407	$9,673	$1,433

15.	RELATED PARTIES

We have entered into transactions with approximately 15 companies in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $2.1 million, $1.9 million and $3.9 million, during fiscal 2004, 2003 and 2002, respectively. In addition, we purchased goods and services from approximately three of these companies for $0.9 million, $2.5 million and $1.6 million in fiscal 2004, 2003 and 2002, respectively. The goods and services purchased from these companies related to computers, training services and aircraft rental.

In fiscal years 2004, 2003 and 2002, we recorded royalty revenues of $1.0 million, $1.3 million and $0.4 million, respectively, from a company in which our Chief Executive Officer holds a controlling interest and which is permitted to sell its hosted business management applications solutions under the brand name

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

Oracle Small Business Suite. We assisted this company’s efforts to penetrate the small business market by incurring $0.3 million, $1.6 million and $0.5 million in marketing expense in fiscal 2004, 2003 and 2002, respectively, promoting the Oracle Small Business Suite.

In fiscal year 2004 and 2003, we received $0.9 million and $0.6 million for purchases of software and services from two companies affiliated with two other members of our Board of Directors who are executive officers of such companies.

The Independent Committee of our Board of Directors has reviewed and approved all individual transactions greater than $60,000.

16.	TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share, or approximately $5.1 billion, tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. On June 18, 2003, we increased the value of our tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased the value of our offer to approximately $7.5 billion. On February 4, 2004, we increased the value of our tender offer to $26.00 per share or approximately $9.4 billion. On May 14, 2004, we revised the value of our tender offer to $21.00 per share, or approximately $7.7 billion. Our tender offer will expire on July 16, 2004, unless we extend the offer.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At May 31, 2004, no amounts were borrowed under the Credit Facility.

We have incurred approximately $59.7 million of expenditures as of May 31, 2004, associated with our tender offer for PeopleSoft. During fiscal 2004, expenditures of $54.2 million are included in general and administrative expense in the consolidated statements of operations. The remaining $5.5 million, which relates to commitment fees for the Credit Facility, is included in other income, net in the consolidated statements of operations.

In connection with the tender offer, we have been named as a defendant in various legal proceedings, including civil antitrust lawsuits filed by the U.S. Department of Justice and several state attorneys general to block our acquisition of PeopleSoft, and may be a party to additional legal proceedings in the future.

17.	LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the Court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our Chief Financial Officer and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint and on September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed a second amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000 through March 1, 2001. On March 24, 2003, the Court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on August 11, 2003, filed their appellate brief in the United States Court of Appeals for the Ninth Circuit. Defendants filed their response on October 8, 2003 and plaintiffs filed their reply on November 26, 2003. The Court of Appeals heard oral argument on plaintiffs’ appeal on April 12, 2004. The Court has not yet ruled on this appeal. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of the Company, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves and committed constructive fraud, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The Board of Directors established a Special Litigation Committee (the SLC), which investigated the allegations in the Delaware Derivative, the San Mateo Derivative, and the Federal Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation and determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in the Delaware Court of Chancery to terminate the Delaware Derivative Action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate, without addressing the SLC’s conclusions on the merits. Plaintiffs filed a motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer which was granted by a stipulation of all the parties and order of the Court on September 23, 2003. The Chief Executive Officer and Chief Financial Officer have filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. Plaintiffs’ opposition to the summary judgment motion was filed on June 15, 2004, and defendants’ reply papers are due on or before July 16, 2004. We expect the hearing on the summary judgment to go forward in July 2004. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and Chief Financial Officer. Also, pursuant to a stipulation of the parties and order of the San Mateo Court, all causes of action, except the cause of action brought under the California Corporation Code, have been dismissed and instead will be adjudicated in the Delaware Derivative Action. Our subsequent motion for a judgment on the pleadings as to the remaining cause of action was denied. On March 24, 2004, the director-defendants filed a petition for a writ of mandate in the Court of Appeal of the State of California, First Appellate District, seeking an order requiring the San Mateo Superior Court to dismiss the remaining cause of action. On April 22, 2004, the Company filed a similar writ petition. On June 17, 2004, the Court of Appeal ordered

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

plaintiffs to respond to the writ petition by July 2, 2004. The trial date previously set for April 5, 2004 has been postponed, and we do not expect trial to proceed before 2005, at the earliest. On March 5, 2004, the Northern District Court issued a similar order dismissing all defendants other than our Chief Executive Officer and Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

On July 29, 1998, and on November 22, 2002, we filed petitions with the United States Tax Court, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation (FSC) commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In February 2003, the IRS conceded its case against us for tax years 1992 through 1995 and on May 8, 2003, the Court ordered there were no further deficiencies for those years. For purposes of entering a stipulated decision in Tax Court for tax years 1988 through 1991, the IRS in November 2003 issued a proposed settlement that reflected our entitlement to FSC benefits. Although we are still in the process of negotiating a settlement, we anticipate this matter will be resolved in our favor without further trial proceedings.

In connection with our unsolicited offer for PeopleSoft, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future.

On June 12, 2003, J.D. Edwards and Company, (J.D. Edwards) filed suit in the Superior Court of the State of California, County of San Mateo, against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the San Mateo Action). On the same date J.D. Edwards also filed suit against us in the District Court for the City and County of Denver, Colorado, seeking damages, declaratory relief and other relief (the Colorado Action). In both the San Mateo and Colorado Actions, stipulations of dismissal were executed and filed by the parties after the PeopleSoft-J.D. Edwards merger was consummated. On June 13, 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the Alameda Action). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On August 12, 2003, PeopleSoft filed an amended complaint, asserting substantially similar claims and purporting to bring claims on behalf of J.D. Edwards. On September 11, 2003, we filed a demurrer in the Alameda Action, seeking to dismiss the action in its entirety. On November 5, 2003, the Court overruled the demurrer in part and sustained it in part, with leave to amend certain causes of action. PeopleSoft filed its second amended complaint on December 12, 2003. On January 20, 2004, we filed a second demurrer and a motion to strike in the Alameda Action seeking to dismiss the second amended complaint in its entirety. On February 25, 2004, the Court overruled the demurrer and denied the motion to strike, and we filed our answer on March 30, 2004. On April 1, 2004, we filed a cross complaint against PeopleSoft for interference with prospective economic advantage, disparagement, false advertising, trade libel, and various violations of the business and professions and civil codes, and are seeking damages and equitable relief. PeopleSoft answered our cross complaint on April 29, 2004. Trial in the action is scheduled to begin November 1, 2004. We believe we have meritorious defenses and meritorious cross-claims in the Alameda Action and we will vigorously defend and prosecute that action.

On June 18, 2003, the State of Connecticut (State) filed suit against us in the United States District Court for the District of Connecticut seeking declaratory, injunctive, and other relief in connection with our proposed acquisition of PeopleSoft, alleging that the acquisition would be anticompetitive and would violate state and federal antitrust laws. On August 4, 2003, the State filed an amended complaint alleging the same causes of action and seeking to permanently enjoin us from acquiring PeopleSoft. We filed a motion to dismiss the

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2004

action on August 18, 2003, and the motion was fully briefed when, on March 18, 2004, the State voluntarily dismissed its action without prejudice and subsequently joined in the action described immediately below.

On February 26, 2004, the Antitrust Division of the Department of Justice and the Attorneys General of seven states filed a lawsuit in the United States District Court for the Northern District of California against us to block the proposed acquisition of PeopleSoft, claiming that the proposed acquisition would likely substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. On March 4, 2004, we filed our answer. Trial began on June 7, 2004, and we anticipate that the trial will last for four weeks. We believe that we have meritorious defenses and we are vigorously defending that action.

In connection with the PeopleSoft tender offer we also initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in the Court of Chancery in the State of Delaware (the Delaware Action). By stipulation of the parties and on orders of the court entered on July 16, 2003, discovery in the Alameda and Delaware Actions is to be coordinated. On November 10, 2003, Oracle moved for a preliminary injunction to enjoin PeopleSoft from offering, continuing to offer or expanding the money back offer to customers it had reported in public filings during its last two fiscal quarters (the Customer Assurance Program or CAP), and further sought expedited proceedings in connection with the motion and the proposed amended complaint filed on the same day. The CAP, in its varying forms, allows for a refund to PeopleSoft customers in the event that there is a change of control of PeopleSoft (such as an acquisition of the company) within a fixed period of time, and certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Although the Court denied our request for expedited proceedings, it ordered expedited discovery on the issue of the CAP and reserved two weeks for a possible hearing or trial beginning March 29, 2004. On December 19, 2003, the Court issued an order setting a schedule for further discovery culminating in a possible trial in the action beginning on March 29, 2004, or in the alternative, April 26, 2004. At a status conference on February 27, 2004, the Court directed discovery to continue concerning the CAP and certain other issues. The court subsequently set a new trial date of September 27, 2004 and, in consultation with the court in the Alameda Action, decoupled discovery in the two actions while stressing the need for continued coordination in the discovery process. On June 18, 2004, we filed an amended complaint alleging breach of fiduciary duty and other claims against PeopleSoft and its board of directors based upon the defendants’ failure to redeem PeopleSoft’s poison pill and other structural defensive measures, and their continued use of other improper defensive measures, including the CAP. The amended complaint seeks injunctive and declaratory relief against the defendants, including redemption of the poison pill and an injunction banning further use of the CAP.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning	Charged to		Translation	Ending
(in millions)	Balance	Operations	Write-offs	Adjustments	Balance

Trade Receivable Allowances
Year Ended:
May 31, 2002	$403	$195	$(187)	$2	$413

May 31, 2003	$413	$128	$(182)	$17	$376

May 31, 2004	$376	$173	$(188)	$3	$364

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2004.

ORACLE CORPORATION

By:	/s/ LAWRENCE J. ELLISON

Lawrence J. Ellison, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2004

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 25, 2004

/s/ JENNIFER L. MINTON Jennifer L. Minton	Senior Vice President, Finance and Operations and Chief Accounting Officer (Principal Accounting Officer)	June 25, 2004

/s/ JEFFREY BERG Jeffrey Berg	Director	June 25, 2004

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 25, 2004

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 25, 2004

/s/ SAFRA A. CATZ Safra A. Catz	Director	June 25, 2004

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 25, 2004

/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director	June 25, 2004

/s/ JACK F. KEMP Jack F. Kemp	Director	June 25, 2004

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 25, 2004

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Director	June 25, 2004

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Lawrence J. Ellison.
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Jeffrey O. Henley.
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.