Form 10-Q
period 2004-08-31
ORACLE CORP /DE/
filed 2004-09-17
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

The number of shares of registrant’s common stock outstanding as of September 14, 2004 was: 5,128,465,685.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2004 and May 31, 2004
(Unaudited)

	August 31,	May 31,
(in millions, except per share data)	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$3,349	$4,138
Short-term investments	6,096	4,449
Trade receivables, net of allowances of $367 as of August 31, 2004 and $364 as of May 31, 2004	1,233	2,012
Other receivables	177	322
Deferred tax assets	305	301
Prepaid expenses and other current assets	117	114

Total current assets	11,277	11,336

Non-current assets:
Property, net	1,057	1,068
Deferred tax assets	52	92
Other assets	302	267

Total non-current assets	1,411	1,427

Total assets	$12,688	$12,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$191
Current portion of long-term debt	9	9
Income taxes payable	956	950
Accrued compensation and related benefits	403	556
Other accrued liabilities	875	1,069
Deferred revenues	1,782	1,497

Total current liabilities	4,247	4,272

Non-current liabilities:
Notes payable and long-term debt, net of current portion	163	163
Deferred tax liabilities	12	59
Other long-term liabilities	250	274

Total non-current liabilities	425	496

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,128 shares at August 31, 2004 and 5,171 shares at May 31, 2004	5,460	5,456
Retained earnings	2,398	2,383
Accumulated other comprehensive income	158	156

Total stockholders’ equity	8,016	7,995

Total liabilities and stockholders’ equity	$12,688	$12,763

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	August 31,

(in millions, except per share data)	2004	2003

Revenues:
New software licenses	$563	$525
Software license updates and product support	1,176	1,034

Software revenues	1,739	1,559
Services	476	513

Total revenues	2,215	2,072

Operating expenses:
Sales and marketing	480	464
Software license updates and product support	136	121
Cost of services	419	442
Research and development	312	298
General and administrative	153	131

Total operating expenses	1,500	1,456

Operating income	715	616
Net investment gains related to equity securities	—	36
Other income, net	23	12

Income before provision for income taxes	738	664
Provision for income taxes	229	224

Net income	$509	$440

Earnings per share:
Basic	$0.10	$0.08

Diluted	$0.10	$0.08

Weighted average common shares outstanding:
Basic	5,154	5,230

Diluted	5,241	5,347

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	August 31,

(in millions)	2004	2003

Cash Flows From Operating Activities:
Net income	$509	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44	50
Amortization of intangible assets	9	11
Net investment gains related to equity securities	—	(36)
Deferred income taxes	(11)	(26)
Minority interests in income	9	5
Changes in assets and liabilities:
Decrease in trade receivables	747	544
Decrease in prepaid expenses and other assets	139	109
Decrease in accounts payable and other current liabilities	(335)	(183)
Increase in income taxes payable	25	130
Increase in deferred revenues	278	228

Net cash provided by operating activities	1,414	1,272

Cash Flows From Investing Activities:
Purchases of investments	(3,546)	(2,471)
Proceeds from maturities and sale of investments	1,923	1,068
Capital expenditures	(34)	(76)
Increase in other assets	(2)	(12)

Net cash used for investing activities	(1,659)	(1,491)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(543)	(200)
Proceeds from issuance of common stock	27	41
Distributions to minority interests	(26)	(21)

Net cash used for financing activities	(542)	(180)

Effect of exchange rate changes on cash and cash equivalents	(2)	(98)

Net decrease in cash and cash equivalents	(789)	(497)
Cash and cash equivalents at beginning of period	4,138	4,737

Cash and cash equivalents at end of period	$3,349	$4,240

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2004
(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

2.	STOCK-BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stockholder approved stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, Accounting for Stock-Based Compensation— Transition and Disclosure. For pro forma disclosures, the estimated fair value of the options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Three Months Ended
	August 31,

(in millions, except per share data)	2004	2003

Net income, as reported	$509	$440
Deduct: Stock-based employee compensation expense determined under the fair value based method for new awards, net of related tax effects(1)	(37)	(26)

Pro forma net income	$472	$414

Earnings per share:
Basic—as reported	$0.10	$0.08
Basic—pro forma	$0.09	$0.08
Diluted—as reported	$0.10	$0.08
Diluted—pro forma	$0.09	$0.08

(1)	Includes reversal of unearned stock compensation expense for forfeitures arising from our use of the accelerated expense attribution method, net of related tax effects, of $3.1 million and $39.0 million in the three months ended August 31, 2004 and 2003.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

We estimate the fair value of our options using a Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Three Months Ended
	August 31,

Employee and Director Stock Options	2004	2003

Expected life from vest date (in years)	1.28-2.54	1.26-3.00
Risk-free interest rate	2.40-3.31%	2.03-4.09%
Volatility	36%	44%
Dividend yield	—	—
Weighted average fair value of grants	$3.44	$4.79

Employee Stock Purchase Plan

Expected life (in years)	0.5	0.5
Risk-free interest rate	1.69%	1.10%
Volatility	37%	48%
Dividend yield	—	—
Weighted average fair value of grants	$3.09	$3.10

3.	EARNINGS PER SHARE

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

	Three Months Ended
	August 31,

(in millions, except per share data)	2004	2003

Net income	$509	$440

Weighted average common shares outstanding	5,154	5,230
Dilutive effect of employee stock plans	87	117

Diluted weighted average common shares outstanding	5,241	5,347

Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08
Shares subject to anti-dilutive options excluded from calculation(1)	150	133

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

4.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	August 31,

(in millions)	2004	2003

Net income	$509	$440
Net foreign currency translation gains (losses)	10	(91)
Reversal of unrealized gain on equity securities, net	—	(25)
Unrealized loss on equity securities, net	(1)	—
Equity hedge losses, net	(7)	(2)

Comprehensive income	$511	$322

5.	DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	August 31,	May 31,
(in millions)	2004	2004

Software license updates and product support	$1,615	$1,329
Services	94	99
New software licenses	73	69

Total deferred revenues	$1,782	$1,497

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

6.	STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to August 31, 2004, a total of 1,724.6 million shares have been repurchased for approximately $19.6 billion. We repurchased 50.3 million shares for $543.4 million and 16.7 million shares for $200.0 million during the quarters ended August 31, 2004 and 2003, respectively. At August 31, 2004, approximately $708.5 million was available to repurchase shares of our common stock pursuant to the stock repurchase program.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

7.	SEGMENT REPORTING

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

The consulting line of business assists customers in the design, implementation, deployment, upgrade and migration of our database technology and applications software. Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database technology and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended
	August 31,

(in millions)	2004	2003

New software licenses:
Revenues(2)	$561	$524
Sales and distribution expenses	383	362

Margin(3)	$178	$162
Software license updates and product support:
Revenues	$1,176	$1,034
Cost of services	129	116

Margin(3)	$1,047	$918
Total software business:
Revenues(2)	$1,737	$1,558
Expenses	512	478

Margin(3)	$1,225	$1,080
Consulting:
Revenues(2)	$353	$394
Cost of services	308	330

Margin(3)	$45	$64
Advanced product services:
Revenues	$71	$60
Cost of services	51	46

Margin(3)	$20	$14
Education:
Revenues(2)	$54	$60
Cost of services	44	46

Margin(3)	$10	$14
Total services business:
Revenues(2)	$478	$514
Cost of services	403	422

Margin(3)	$75	$92
Totals:
Revenues	$2,215	$2,072
Expenses	915	900

Margin(3)	$1,300	$1,172

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended
	August 31,

(in millions)	2004	2003

Total margin for reportable segments	$1,300	$1,172
Product development and information technology expenses	(374)	(361)
Marketing and partner program expenses	(82)	(78)
Corporate and general and administrative expenses	(119)	(106)
Net investment gains related to equity securities	—	36
Other income, net	13	1

Income before provision for income taxes	$738	$664

8.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as permanently reinvested in foreign operations. The effective tax rate was 31.0% and 33.7% for the three months ended August 31, 2004 and 2003, respectively. The effective tax rate for the three months ended August 31, 2003 is a blend of the effective tax rate of 33.5% on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter of fiscal 2004.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective through May 31, 2001, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover periods beyond June 1, 2001.

9.	TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited $16.00 per share, or approximately $5.1 billion, tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. On June 18, 2003, we increased the value of our tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased the value of our offer to approximately $7.5 billion. On February 4, 2004, we increased the value of our tender offer to $26.00 per share or approximately $9.4 billion. On May 14, 2004, we revised the value of our tender offer to $21.00 per share, or approximately $7.7 billion. Our tender offer will expire on September 24, 2004, unless we extend the offer.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At August 31, 2004, no amounts were borrowed under the Credit Facility.

From the inception of our tender offer for PeopleSoft in June 2003 to August 31, 2004, we have incurred approximately $88.3 million of expenditures. For the three months ended August 31, 2004 and 2003, expenditures of $28.5 million and $14.6 million are included in general and administrative expense in the condensed consolidated statements of operations. We also incurred $5.0 million of commitment fees for the Credit Facility, which is included in other income, net in the condensed consolidated statements of operations for the three months ended August 31, 2003.

As discussed in Note 10, in connection with the tender offer, we have been named as a defendant in various legal proceedings, including a civil antitrust lawsuit filed by the U.S. Department of Justice and several state attorneys general seeking an injunction to block our acquisition of PeopleSoft. The request for an injunction was denied on September 9, 2004, but an appeal may be sought. We may be a party to additional legal proceedings in the future.

10.	LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of Federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint, brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. On September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed a second amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000 through March 1, 2001. On March 24, 2003, the court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. No trial date has been set for this case. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control,

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

mismanaged Oracle, unjustly enriched themselves and committed constructive fraud, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. The Board of Directors established a Special Litigation Committee (the SLC), which investigated the allegations in the Delaware Derivative, the San Mateo Derivative, and the Federal Derivative Actions. Two outside directors serve on the SLC. On November 22, 2002, the SLC concluded its nine-month investigation and determined, in the exercise of its business judgment, that these claims lack merit and that, therefore, prosecution of them is not in the best interests of Oracle or its stockholders. Accordingly, the SLC filed a motion in the Delaware Court of Chancery to terminate the Delaware Derivative Action. On June 13, 2003, the Delaware Court of Chancery denied the SLC’s motion to terminate, without addressing the SLC’s conclusions on the merits. Plaintiffs filed a motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer which was granted by a stipulation of all the parties and order of the court on September 23, 2003. The two remaining defendants have filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. Plaintiffs’ opposition to the summary judgment motion was filed on June 15, 2004, and the defendants filed reply papers on July 16, 2004. On September 2 and 3, 2004, the Delaware court conducted a hearing on the summary judgment motion. The court has not yet ruled on this motion. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. Also, pursuant to a stipulation of the parties and order of the San Mateo Court, all causes of action, except the cause of action brought under the California Corporation Code, have been dismissed and instead will be adjudicated in the Delaware Derivative Action. Our subsequent motion for a judgment on the pleadings as to the remaining cause of action was denied. On March 24, 2004, the director-defendants filed a petition for a writ of mandate in the Court of Appeal of the State of California, First Appellate District, seeking an order requiring the San Mateo Superior Court to dismiss the remaining cause of action. On April 22, 2004, Oracle filed a similar writ petition. On June 17, 2004, the Court of Appeal consolidated these two writ proceedings, and on July 2, 2004, plaintiffs filed opposition papers. The court has not yet ruled on these consolidated petitions. The trial date previously set for April 5, 2004 has been postponed, and we do not expect trial to proceed before 2005, at the earliest. On March 5, 2004, the Northern District Court issued an order dismissing all defendants other than our Chief Executive Officer and Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

On July 29, 1998, and on November 22, 2002, we filed petitions with the United States Tax Court, challenging notices of deficiency issued by the Commissioner of Internal Revenue that disallowed certain Foreign Sales Corporation (FSC) commission expense deductions taken by us. The first notice of deficiency covered our 1988 through 1991 tax years and assessed additional taxes of approximately $20 million plus interest. The second notice covered our 1992 through 1995 tax years and assessed additional taxes of approximately $43 million plus interest. In February 2003, the IRS conceded its case against us for tax years 1992 through 1995 and on May 8, 2003, the Court ordered there were no further deficiencies for those years. Similarly, in a joint status report filed with the Tax Court in May 2004, the IRS conceded the FSC issue for tax years 1988 through 1991. We are still in the process of negotiating the final computations for a settlement with respect to those years and anticipate this matter will be resolved in our favor without further trial proceedings.

In connection with our unsolicited offer for PeopleSoft, we have been named as a defendant in several legal proceedings and may be party to additional legal proceedings in the future.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

On June 12, 2003, J.D. Edwards and Company, (J.D. Edwards) filed suit in the Superior Court of the State of California, County of San Mateo, against us, our Chief Executive Officer, and an Executive Vice President seeking damages, injunctive relief, and other relief (the San Mateo Action). On the same date J.D. Edwards also filed suit against us in the District Court for the City and County of Denver, Colorado, seeking damages, declaratory relief and other relief (the Colorado Action). In both the San Mateo and Colorado Actions, stipulations of dismissal were executed and filed by the parties after the PeopleSoft-J.D. Edwards merger was consummated. On June 13, 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, seeking damages, injunctive relief and other relief (the Alameda Action). In that action, PeopleSoft alleges that the defendants wrongfully interfered with the pending merger agreement between J.D. Edwards and PeopleSoft, wrongfully interfered with prospective software license sales by PeopleSoft to its customers and engaged in trade libel and false advertising in connection with the tender offer. On August 12, 2003, PeopleSoft filed an amended complaint, asserting substantially similar claims and purporting to bring claims on behalf of J.D. Edwards. On September 11, 2003, we filed a demurrer in the Alameda Action, seeking to dismiss the action in its entirety. On November 5, 2003, the Court overruled the demurrer in part and sustained it in part, with leave to amend certain causes of action. PeopleSoft filed its second amended complaint on December 12, 2003. On January 20, 2004, we filed a second demurrer and a motion to strike in the Alameda Action seeking to dismiss the second amended complaint in its entirety. On February 25, 2004, the Court overruled the demurrer and denied the motion to strike, and we filed our answer on March 30, 2004. On April 1, 2004, we filed a cross complaint against PeopleSoft for interference with prospective economic advantage, disparagement, false advertising, trade libel, and various violations of the business and professions and civil codes, and are seeking damages and equitable relief. PeopleSoft answered our cross complaint on April 29, 2004. Trial in the action is scheduled to begin on January 10, 2005. We believe we have meritorious defenses and meritorious cross-claims in the Alameda Action and we will vigorously defend and prosecute that action.

On June 18, 2003, the State of Connecticut (State) filed suit against us in the United States District Court for the District of Connecticut seeking declaratory, injunctive, and other relief in connection with our proposed acquisition of PeopleSoft, alleging that the acquisition would be anticompetitive and would violate state and federal antitrust laws. On August 4, 2003, the State filed an amended complaint alleging the same causes of action and seeking to permanently enjoin us from acquiring PeopleSoft. We filed a motion to dismiss the action on August 18, 2003, and the motion was fully briefed when, on March 18, 2004, the State voluntarily dismissed its action without prejudice and subsequently joined in the action described immediately below.

On February 26, 2004, the Antitrust Division of the U.S. Department of Justice and the Attorneys General of seven states (the Government) filed a lawsuit in the United States District Court for the Northern District of California against us seeking an injunction to block the proposed acquisition of PeopleSoft, claiming that the proposed acquisition would likely substantially lessen competition in interstate trade and commerce in violation of Section 7 of the Clayton Act. Trial was held in June and July, 2004. On September 9, 2004, the Court issued Findings of Fact, Conclusions of Law and an Order concluding that the Government failed to carry its burden of proof and ordering that judgment be entered against the Government and for us, thus denying the Government’s request for an injunction. The Court stayed its Order for 10 days to allow the Government to apply for appellate remedies. The Government has 60 days from the date the judgment becomes final to appeal this decision.

In connection with the PeopleSoft tender offer we also initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in the Court of Chancery in the State of Delaware (the Delaware Action). By stipulation of the parties and on orders of the court entered on July 16, 2003, discovery in the Alameda and Delaware Actions was coordinated. On November 10, 2003, Oracle moved for a preliminary injunction to enjoin PeopleSoft from offering, continuing to offer or expanding the money back offer to customers it had reported in public filings during its last two fiscal quarters (the Customer Assurance Program or CAP), and further sought

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2004
(Unaudited)

expedited proceedings in connection with the motion and the proposed amended complaint filed on the same day. The CAP, in its varying forms, allows for a refund to PeopleSoft customers in the event that there is a change of control of PeopleSoft (such as an acquisition of the company) within a fixed period of time, and certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Although the Court denied our request for expedited proceedings, it ordered expedited discovery on the issue of the CAP and reserved two weeks for a possible hearing or trial beginning March 29, 2004. On December 19, 2003, the Court issued an order setting a schedule for further discovery culminating in a possible trial in the action beginning on March 29, 2004, or in the alternative, April 26, 2004. At a status conference on February 27, 2004, the Court directed discovery to continue concerning the CAP and certain other issues. The court subsequently set a new trial date of September 27, 2004 and, in consultation with the court in the Alameda Action, decoupled discovery in the two actions while stressing the need for continued coordination in the discovery process. On June 18, 2004, we filed an amended complaint alleging breach of fiduciary duty and other claims against PeopleSoft and its board of directors based upon the defendants’ failure to redeem PeopleSoft’s poison pill and other structural defensive measures, and their continued use of other improper defensive measures, including the CAP. The amended complaint seeks injunctive and declaratory relief against the defendants, including redemption of the poison pill and an injunction banning further use of the CAP. The defendants answered the complaint on July 9, 2004. Discovery is scheduled to be completed by September 17, 2004. On September 1, 2004, the court set a new trial date of October 4, 2004. We believe that we have meritorious claims in the Delaware Action, and we will vigorously prosecute that action.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2004 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2005, which runs from June 1, 2004 to May 31, 2005.

Overview

We are the world’s largest enterprise software company. Our worldwide operations are comprised of two businesses, which consist of five operating segments based upon our software and service offerings. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in United States dollars, we conduct a significant number of transactions in currencies other than United States dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows.

Software Business

Our software business is comprised of two segments: new software licenses and software license updates and product support. Software revenues were $1.7 billion for the quarter ended August 31, 2004, an increase of 12% and 8% in U.S. and constant currency. Software revenues represented 79% of total revenues for the quarter ended August 31, 2004. Software revenues on a trailing twelve-month basis were $8.2 billion, an increase of 13% over the corresponding prior year period, and represent an all time record high. We believe software revenues on a trailing twelve-month basis provides more visibility into the underlying performance of our software business than quarterly revenues as we manage our operations on an annual basis.

New Software Licenses: We license our database technology software and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, as well as governmental budgetary constraints, and the competitive position of our software products. The software business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relative small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing twelve-month period provides more visibility into the underlying performance of our software revenues than quarterly revenues. New software license revenues on a trailing twelve-month basis were $3.6 billion, which represents a growth rate of 11% over the corresponding prior year period. Over the last few years, customers delayed or limited their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. We believe that demand for our software products will continue to increase as a result of the improvements we have made to the features and functionality of our software products and as the global economy continues to improve.

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

Software License Updates and Product Support: Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, a substantial majority of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by two factors: the renewal rate of the existing subscription base and the amount of new product support contracts associated with the sale of new software licenses. As our product support subscription base grows, the renewal rate has a larger influence on the software license updates and product support revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software license updates and product support revenues do not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, license updates and product support revenues would continue to grow as a result of the incremental license updates and product support revenues associated with new software license revenues, assuming renewal rates stayed relatively constant. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers will renew their product support contracts and the sale of new software license will increase our subscription base.

Services Business

Consulting: Consulting revenues tend to lag software revenues by several quarters since consulting services, if acquired, are typically performed after the purchase of software licenses. In recent periods, consulting revenues have declined due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. In addition, we have experienced higher attrition rates in the United States and certain other countries as global economic conditions improve and the demand for technical talent in certain markets has increased. The higher attrition rate has contributed to the decrease in consulting headcount levels, which has resulted in a decline in billable hours and revenues. We expect consulting revenues to decline for the remainder of fiscal 2005 because of our repositioning to lower cost geographies as well as an increasing use of systems integration partners.

Advanced Product Services: This segment includes Oracle On Demand, which is our outsourcing service, and other advanced product support services. We believe that Oracle On Demand provides an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. Although we have de-emphasized some advanced product services, Oracle On Demand revenues continue to grow. We will continue to make investments in our Oracle On Demand business to support current and future revenue growth.

Education: The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow new software license revenues. Personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions have caused substantial declines in education revenues since fiscal 2000. As a consequence, we have reduced the number of personnel and facilities space in order to reduce costs and prevent further margin deterioration.

Liquidity

We continue to believe that the best use of our excess cash is to use it to grow our business and then to buy back stock. We continue to evaluate the efficacy of dividends versus stock repurchases.

We generate substantial cash flows from our operating activities. The repurchase of shares of our common stock over the past few years has more than offset the dilutive effect of our stock option and stock purchase plans.

Acquisition Strategy

We have commenced an unsolicited tender offer for all of the outstanding shares of common stock of PeopleSoft. If we are successful in acquiring PeopleSoft at the current tender offer price of $21.00 per share, we will need up to approximately $8.0 billion to purchase all shares that we estimate will be outstanding prior to the expiration date of the offer and to pay estimated fees and expenses related to the offer. We have a $1.5 billion unsecured revolving credit facility available through December 22, 2004, for the acquisition of PeopleSoft. In addition to the credit facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of August 31, 2004, additional cash generated since that date, borrowings under the $1.5 billion credit facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements. PeopleSoft has implemented a number of defensive tactics, including providing to customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $2.02 billion in potential refund liabilities if triggered.

In addition, the U.S. Department of Justice and several state attorneys general (the Government) filed a civil antitrust lawsuit seeking an injunction to block our acquisition. On September 9, 2004, the court denied the Government’s request for an injunction. The Government may seek to appeal this decision. There can be no assurance that our PeopleSoft tender offer will be successful.

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities. We analyze the financial impact of any potential acquisition to ensure that it will meet our earnings, operating margin, cash flow, and return on invested capital targets.

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

Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of non-acceptance is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. For the three months ended August 31, 2004 and 2003, $43.8 million and $31.0 million or approximately 8% and 6% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2004 and August 31, 2003, our financial statements would reflect revenues of $1.2 million for the three months ended August 31, 2004 (using 1.20 as the exchange rate) and $1.1 million in for the three months ended August 31, 2003 (using 1.09 as the exchange rate). The constant currency presentation would translate the results for the three months ended August 31, 2004 and 2003 using the May 31, 2004 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Total Revenues:
Americas	$1,091	5%	5%	$1,042
EMEA(1)	778	9%	1%	717
Asia Pacific	346	11%	5%	313

Total revenues	2,215	7%	3%	2,072
Total Operating Expenses	1,500	3%	0%	1,456

Total Operating Margin	$715	16%	11%	$616

Total Operating Margin %	32%			30%
% Revenues by Geography:
Americas	49%			50%
EMEA	35%			35%
Asia Pacific	16%			15%
Total Revenues by Business:
Software	$1,739	12%	8%	$1,559
Services	$476	-7%	-10%	$513
% Revenues by Business:
Software	79%			75%
Services	21%			25%

(1)	Comprised of Europe, the Middle East and Africa

Total revenues increased in the first quarter of fiscal 2005 due to an increase in both new software license revenues and software license updates and product support revenues, partially offset by lower services revenues, most notably consulting revenues. In addition, total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen.

Strong database revenue growth, partially offset by lower application revenues resulted in a 3% increase in new software license revenues, excluding foreign currency rate fluctuations. The increase in software license updates and product support revenues is a result of the renewal of substantially all of the prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the current fiscal year and more timely renewals.

In the first quarter of fiscal 2005, consulting revenues declined due to a shift in the mix of resources to lower cost countries, increased use of our partners performing implementations and higher attrition in the United States and certain other countries, which has resulted in a decline in billable hours. Advanced product services revenue increased slightly due to expansion of our subscription base for Oracle On Demand and advanced product support. Education revenues decreased due to personnel reductions in our customers’ information technology departments and tighter controls over discretionary spending. Excluding the effect of currency rate fluctuations, the Americas contributed 70% to the increase in total revenues, EMEA contributed 7% and Asia Pacific contributed 23%.

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

Operating margins as a percentage of total revenues increased from 30% to 32% due to the shift in the mix in new software license revenues and software license updates and product support revenues, which have higher margins than services revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Software Business

Our software business includes new software licenses and software license updates and product support.

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

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

New Software License Revenues:
Americas	$232	10%	10%	$210
EMEA	187	-7%	-12%	200
Asia Pacific	144	25%	19%	115

Total revenues	563	7%	3%	525
Sales and Marketing Expenses	480	3%	0%	464

Total Margin	$83	36%	29%	$61

Total Margin %	15%			12%
% Revenues by Geography:
Americas	41%			40%
EMEA	33%			38%
Asia Pacific	26%			22%
Revenues by Product:
Database technology	$486	19%	14%	$408
Applications	69	-36%	-38%	107

Total revenues by product	555	8%	4%	515
Other revenues	8	-20%	-25%	10

Total new software license revenues	$563	7%	3%	$525

% Revenues by Product:
Database technology	88%			79%
Applications	12%			21%

Excluding the effect of currency rate fluctuations, new software license revenues increased in the first quarter of fiscal 2005 primarily due to higher database technology revenues in all geographic areas, partially offset by lower application revenues. Improved sales execution, a strengthening in our competitive position, and improvements in the economy resulted in a 9% increase in new software license sales in the United States. The Americas contributed 121% and Asia Pacific contributed 126% to the increase in new software license revenues, offset by lower revenues in EMEA.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, declined from 32% of new software license revenues in the first quarter of fiscal 2004 to 27% of new software license revenues in the first quarter of fiscal 2005. New software license revenues earned from large contracts declined by 10% from the first quarter of fiscal 2004, despite a 22% increase over the prior year in the number of large contracts that were consummated. The decline in revenues is attributed to a decrease in the average dollar size of large contracts.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses remained flat in the first quarter of fiscal 2005 due to higher marketing and advertising expenditures and sales compensation costs, offset by lower marketing salaries due to reduced headcount. New software license margin increased due primarily to higher new software license revenues.

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

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Software License Updates and Product Support Revenues:
Americas	$607	10%	10%	$553
EMEA	413	17%	8%	352
Asia Pacific	156	21%	15%	129

Total revenues	1,176	14%	10%	1,034
Expenses	136	12%	8%	121

Total Margin	$1,040	14%	10%	$913

Total Margin %	88%			88%
% Revenues by Geography:
Americas	52%			54%
EMEA	35%			34%
Asia Pacific	13%			12%

Software license updates and product support revenue growth rates are affected by the overall new software license revenue growth rates, as well as the renewal rate of annual support contracts by existing customers. The increase in software license updates and product support revenues in the first quarter of fiscal 2005 is a result of the renewal of a substantial majority of the prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the first quarter of fiscal 2005 and more timely renewals. The growth rate of software license updates and product support revenues does not necessarily correlate directly to the growth rate of new software license revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 50% to the growth in software license updates and product support revenues, EMEA contributed 30%, and Asia Pacific contributed 20%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the first quarter of fiscal 2005 primarily due to the accrual of discretionary bonuses, as well as higher salary expenses due to increased headcount. The software license updates and product support margin as a percent of revenues remained flat despite higher revenues due to increased salary and discretionary bonus expenses.

Services Business

Our services business consists of consulting, advanced product services and education.

Consulting: Consulting revenues are earned by providing services to customers specializing in the design, implementation, deployment, upgrade and migration of our database technology and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Consulting Revenues:
Americas	$193	-13%	-13%	$223
EMEA	137	8%	0%	127
Asia Pacific	25	-47%	-49%	47

Total revenues	355	-11%	-13%	397
Expenses	321	-7%	-11%	346

Total Margin	$34	-33%	-33%	$51

Total Margin %	10%			13%
% Revenues by Geography:
Americas	54%			56%
EMEA	39%			32%
Asia Pacific	7%			12%

Consulting revenues tend to lag software revenues by several quarters since consulting services, if acquired, are typically performed after the purchase of software licenses. Excluding the effect of currency rate fluctuations, consulting revenues declined in the first quarter of fiscal 2005 due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. In addition, we have experienced higher attrition rates in the United States and certain other countries as global economic conditions improve and the demand for technical talent in certain markets has increased. The higher attrition rate has contributed to the decrease in consulting headcount levels, which has resulted in a decline in billable hours and revenues. The decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004. The Americas contributed 55% and Asia Pacific contributed 45% to the decline in consulting revenues, while EMEA revenues remained flat.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses in the first quarter of fiscal 2005 is due primarily to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as the hiring of personnel in countries where personnel costs are lower than in the United States and certain European countries. The consulting margin as a percentage of revenues decreased, as consulting revenues declined at a higher rate than consulting expenses.

Advanced Product Services: Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing advanced product services consists primarily of personnel related expenditures and hardware and facilities costs for Oracle On Demand.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Advanced Product Services Revenues:
Americas	$40	21%	21%	$33
EMEA	21	11%	2%	19
Asia Pacific	10	25%	21%	8

Total revenues	71	18%	14%	60
Expenses	53	10%	8%	48

Total Margin	$18	50%	42%	$12

Total Margin %	25%			20%
% Revenues by Geography:
Americas	56%			55%
EMEA	30%			32%
Asia Pacific	14%			13%

Excluding the effect of currency rate fluctuations, advanced product services revenues increased in the first quarter of fiscal 2005 due to the expansion of our subscription base in both our Oracle On Demand and advanced product support services businesses. The Americas contributed 86% to the increase in advanced product services revenues, EMEA contributed 5% and Asia Pacific contributed 9%.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased in the first quarter of fiscal 2005 primarily due to increased headcount to support current and future growth in our Oracle On Demand business. The advanced product services margin as a percent of revenues increased as revenues grew at a higher rate than Oracle On Demand expenses.

Education: Education revenues are earned by providing instructor led, media based and internet based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Education Revenues:
Americas	$19	-17%	-17%	$23
EMEA	20	5%	-2%	19
Asia Pacific	11	-21%	-25%	14

Total revenues	50	-11%	-14%	56
Expenses	45	-6%	-10%	48

Total Margin	$5	-38%	-36%	$8

Total Margin %	10%			14%
% Revenues by Geography:
Americas	38%			41%
EMEA	40%			34%
Asia Pacific	22%			25%

Excluding the effect of currency rate fluctuations, the decline in education revenues in the first quarter of fiscal 2005 is attributable to headcount reductions of information technology personnel across multiple industry sectors that have resulted in a continued reduction of the demand for technical product and end user application training. In addition, companies have delayed or limited technology training spending due to the discretionary nature of education services. Education revenue growth rates are driven by first-time customers and have lagged new software license revenue growth rates by several quarters, as education services are typically provided after our customers purchase software licenses. The Americas contributed 47% to the decline in education revenues, EMEA contributed 12% and Asia Pacific contributed 41%.

Excluding the effect of currency rate fluctuations, education expenses decreased in the first quarter of fiscal 2005 due to reductions in personnel and related expenditures. The education margin as a percentage of revenues decreased as revenues declined at a higher rate than expenses.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Expenses	312	5%	4%	298
Percent of Total Revenues	14%			14%

Excluding the effect of foreign currency rate fluctuations, research and development expenses increased in the first quarter of fiscal 2005 primarily due to an increase in discretionary bonus expenses. In addition, research and development headcount increased 16% and 9% in the database technology and applications development organizations, respectively. While research and development headcount increased from 9,551 in the first quarter of fiscal 2004 to 10,682 in the first quarter of fiscal 2005, salary expenses did not increase in proportion to the higher headcount because the hiring occurred in countries where personnel costs are significantly lower than in the United States.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Expenses	153	17%	14%	131
Percent of Total Revenues	7%			6%

Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in fiscal 2004 was primarily attributed to professional fees incurred in connection with the PeopleSoft tender offer, as well as costs associated with globalizing certain processes.

Net Investment Gains Related to Equity Securities: Net investment gains related to equity securities is primarily related to our investment in Liberate Technologies. In the first quarter of fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale.

Other Income, Net: Other income, net consists primarily of interest income, interest expense, net foreign currency exchange gains (losses) and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended August 31,

		Percent Change

(Dollars in millions)	2004	Actual	Constant	2003

Interest income	$37	32%	27%	$28
Interest expense	(6)	-45%	-45%	(11)
Net foreign currency exchange losses	(3)	50%	50%	(2)
Minority interest	(9)	80%	80%	(5)
Other	4	100%	100%	2

Total other income, net	$23	92%	83%	$12

The increase in interest income is primarily due higher average cash balances and slightly higher interest rates available in the capital markets. In the first quarter of fiscal 2005, the weighted average interest rate earned on cash, cash equivalents and investments increased to 1.6% from 1.5%. Interest expense in the first quarter of fiscal 2004 included $5.0 million in commitment fees related to our revolving credit facility obtained in connection with the PeopleSoft tender offer and additional interest associated with our $150 million senior notes that matured in February 2004.

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

The effective tax rate was 31.0% and 33.7% for the three months ended August 31, 2004 and 2003, respectively. The effective tax rate for the three months ended August 31, 2003 is a blend of the effective tax rate of 33.5% on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter.

Liquidity and Capital Resources

	August 31,		May 31,
(Dollars in millions)	2004	Change	2004

Working capital	$7,030	0%	$7,064
Cash, cash equivalents and short-term investments	$9,445	10%	$8,587

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

	Three Months Ended August 31,

(Dollars in millions)	2004	Change	2003

Cash provided by operating activities	$1,414	11%	$1,272
Cash used for investing activities	$(1,659)	11%	$(1,491)
Cash used for financing activities	$(542)	201%	$(180)

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

Cash flows from operating activities increased in the first quarter of fiscal 2005, primarily due to higher revenues in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003 as well as improved collections. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 50 at August 31, 2004 versus 59 at May 31, 2004. The decline in days sales outstanding is due to higher collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues has increased resulting in higher cash collections and lower days sales outstanding.

Operating cash flow was negatively impacted by a decrease in accounts payable and other current liabilities from May 31, 2004. This decrease is a result of larger commission and value-added tax payments during the quarter as a result of higher revenues in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003.

Cash flows used for investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities increased in the first quarter of fiscal 2005 due to higher purchases of short-term investments as a result of increased operating cash flow. The increase in cash used for investing activities was partially offset by lower capital expenditures. In the first quarter of fiscal 2004, we acquired an office building, which we previously occupied under an operating lease, and the underlying land for $45.9 million.

Cash flows used for financing activities: We incurred negative cash flows from financing activities in the first quarters of fiscal 2005 and 2004, primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock. We repurchased 50.3 million shares for $543.4 million in the first quarter of fiscal 2005 compared to 16.7 million shares for $200.0 million in the first quarter of fiscal 2004.

Free cash flow: We believe reporting free cash flow provides more visibility to our ability to generate cash. We believe that this measure is also useful to investors as one of the bases for comparing our operating performance with our competitors. We evaluate free cash flow over a trailing twelve month period versus on a quarterly basis as we manage our business on an annual basis. Free cash flow is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing Twelve Months Ended August 31,

(Dollars in millions)	2004	Change	2003

Cash provided by operating activities	$3,350		$3,087
Capital expenditures(1)	(147)		$(324)

Free cash flow	$3,203	16%	$2,763

Net income	$2,751		$2,404
Free cash flow as a percent of net income	116%		115%

(1)	Represents capital expenditures as reported in cash flows from investing activities of our consolidated statements of cash flow presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the three months ended August 31, 2004 and 2003, $43.8 million and $31.0 million or approximately 8% and 6% of our new software license revenues were financed through our financing division.

Contractual Obligations

The following is a summary of our contractual obligations as of August 31, 2004:

		Year Ending May 31,

(in millions)	Total	2005	2006	2007	2008	2009	2010	Thereafter

Balance Sheet Contractual Obligations
Principal payments on senior notes	$150	$–	$–	$150	$–	$–	$–	$–
Notes payable	15	9	–	6	–	–	–	–
Long-term deferred tax liabilities(1)	12

Total contractual obligations	177	9	–	156	–	–	–	–
Other Contractual Obligations
Interest payments on senior notes(2)	14	4	5	5	–	–	–	–
Operating leases	532	105	103	77	53	44	35	115
Purchase obligations(3)	22	20	2	–	–	–	–	–
Funding commitments(1)(4)	14

Total other contractual obligations	582	129	110	82	53	44	35	115

Total contractual obligations	$759	$138	$110	$238	$53	$44	$35	$115

(1)	The timing of future cash outflows related to these obligations is not known.

(2)	Represents estimated interest payments on our senior notes using an effective interest rate of 3.62% at August 31, 2004. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.

(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(4)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited $16.00 per share, or approximately $5.1 billion, tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. On June 18, 2003, we increased the value of our tender offer to $19.50 per share or approximately $6.2 billion. In connection with PeopleSoft’s acquisition of J.D. Edwards & Company, PeopleSoft issued additional shares of its stock, which increased the value of our offer to approximately $7.5 billion. On February 4, 2004, we increased the value of our tender offer to $26.00 per share or approximately $9.4 billion. On May 14, 2004, we revised the value of our tender offer to $21.00 per share, or approximately $7.7 billion. Our tender offer will expire on September 24, 2004, unless we extend the offer. In connection with the tender offer, we have been named as a defendant in various legal proceedings, including a civil antitrust lawsuit filed by the U.S. Department of Justice and several state attorneys general (the Government) to block our acquisition of PeopleSoft. On September 9, 2004, the court issued Findings of Fact, Conclusions of Law and an Order concluding that the Government failed to carry its burden of proof and ordering that judgment be entered against the Government and for us, thus denying the Government’s request for an injunction. The court stayed its Order for 10 days to allow the Government to seek immediate appellate remedies. The Government has 60 days from the date of the Order to appeal this decision. We may be a party to additional legal proceedings in the future.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At August 31, 2004, no amounts were borrowed under the Credit Facility.

From the inception of our tender offer for PeopleSoft in June 2003 to August 31, 2004, we have incurred approximately $88.3 million of expenditures. For the three months ended August 31, 2004 and 2003, expenditures of $28.5 million and $14.6 million are included in general and administrative expense in the condensed consolidated statements of operations. We also incurred $5.0 million of commitment fees for the Credit Facility, which is included in other income, net in the condensed consolidated statements of operations for the three months ended August 31, 2003. We will continue to incur costs in connection with our tender offer for PeopleSoft.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. If we acquire PeopleSoft, we will need up to approximately $8.0 billion to purchase all shares that we estimate will be outstanding prior to the expiration date of the offer and to pay estimated fees and expenses related to the offer. In addition to the Credit Facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of August 31, 2004, additional cash generated since that date, borrowings under the Credit Facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.7% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2004, 33.8% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At August 31, 2004, the maximum potential dilution from all option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.1%.

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

Options granted from June 1, 2001 through August 31, 2004 are summarized as follows:

(Shares
in millions)

Options outstanding at May 31, 2001	442
Options granted	210
Options exercised	(121)
Cancellations	(65)

Options outstanding at August 31, 2004	466

Average annualized options granted, net of cancellations	45
Average annualized stock repurchases	199
Shares outstanding at August 31, 2004	5,128
Weighted average shares outstanding from June 1, 2001 through August 31, 2004	5,330
Options outstanding as a percent of shares outstanding at August 31, 2004	9.1%
In the money options outstanding (based on our August 31, 2004 stock price) as a percent of shares outstanding at August 31, 2004	6.0%
Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2001 through August 31, 2004	0.8%
Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2001 through August 31, 2004	-2.9%

Generally, we grant stock options to our existing employees on an annual basis. During the quarter ended August 31, 2004, we made our annual grant of options and other grants to purchase approximately 34.9 million shares of our stock, which was partially offset by 3.0 million shares for canceled options.

The FASB has released an exposure draft, Share-Based Payment, which would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. If the exposure draft is adopted as currently proposed, the final statement would be effective beginning in our fiscal 2006. We currently estimate that the annual impact of expensing options for fiscal 2006 would be approximately two cents per share.

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

Economic, political and market conditions can adversely affect our revenue growth. Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. While the global economic environment may be improving, such recovery has been modest and uneven. A general weakening of the global economy and weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as the imposition of governmental budgetary constraints, could result in delays and decreases of customer purchases. In addition to sales of new software licenses, we derive a significant proportion of our revenues from new purchases and recurring renewals of software license updates and product support. A general weakening of the global economy and weakening of business conditions could result in decreases in our renewal rates for software license updates and product support. Despite an improving global economic environment, some governmental spending remains constrained by budgetary limits, especially domestically. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and product support will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

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

We conduct a significant portion of our business in currencies other than the United States Dollar. We have no comparative advantage in forecasting these rates. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States Dollar strengthens relative to other currencies and are positively affected when the United States Dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the value of the United States Dollar positively affected revenues and operating results in fiscal 2004 and the first three months of fiscal 2005. If the United States Dollar strengthens throughout the remainder of fiscal 2005 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fees and other agreements among our subsidiaries, our distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States Dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

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

There are specific risks associated with our proposed acquisition of PeopleSoft. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. In addition to the risks we face in connection with acquisitions generally, there are several unique risks we face in connection with the PeopleSoft offer including:

•	in February 2004, the United States Department of Justice, joined by several state attorneys general, filed a civil antitrust suit in U.S. District Court to block our proposed merger with PeopleSoft. We believe the Government’s claim that there are only three vendors that meet the needs of large enterprises does not fit with the reality of the highly competitive, dynamic and rapidly changing market and have decided to challenge the lawsuit. The trial began on June 7, 2004, final arguments were completed on July 20, 2004 and on September 9, 2004, the court ruled in our favor and denied the Government’s request that the merger be blocked. The Government may appeal this decision. While we believe that we will prevail should an appeal of the lawsuit be filed, if we are not successful we would not be able to acquire PeopleSoft and the Government’s analysis may impact our ability to acquire other companies. In addition, an appeal of the lawsuit could result in substantial additional costs and could divert management’s attention and other corporate resources;

•	we have also received, and have responded to, requests for additional information from various other governmental authorities regarding possible antitrust concerns. If these authorities challenge our proposed acquisition, there may be additional costs and delays;

•	in connection with the tender offer, we have also been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. These proceedings could result in substantial costs and could divert management’s attention and other corporate resources;

•	PeopleSoft has a “poison pill” in place, which may prevent us from consummating the proposed merger;

•	PeopleSoft has implemented several other defensive tactics, including providing customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $2.02 billion in potential refund liabilities if triggered;

•	our offer is not conditioned on any financing arrangements. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings. We may not be able to arrange favorable financing terms. Depending upon the final financial structure of the transaction, our credit rating may be reduced, which may increase the cost of future borrowings;

•	beyond reviewing publicly available information, we have not been able to conduct any due diligence on PeopleSoft and there may be liabilities or accounting or internal control issues of which we are not aware;

•	we have little experience integrating and managing a multi-billion dollar acquisition; and

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products.

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

We periodically have restructured our sales force, which can be disruptive. We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to the organization of our sales force to consolidate our Government, Education and Healthcare organizations into our North America Sales and Consulting organization, to focus our Latin America and Asia sales force separately on our database management software or applications software products and to simplify our coverage model. In the past, changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using a fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal 2005, had we accounted for stock-based compensation plans using a fair value method prescribed under FASB Statement No. 123, as amended by Statement 148, net income would have been reduced by $36.9 million. On March 31, 2004, the FASB released an exposure draft, Share-Based Payment, which would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. If adopted as currently proposed, the final statement would be effective beginning in our fiscal 2006.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first quarter of fiscal 2005, our research and development expenses were $312.0 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2005 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated two Advance Pricing Agreements with the IRS that cover many of our intercompany transfer prices and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. The agreements, however, are only effective for fiscal years through May 31, 2001, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral and unilateral Advance Pricing Agreements to cover periods beyond June 1, 2001.

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

Interest Rate Risk. All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Consequently, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended August 31, 2004, total interest income was $36.7 million with investments yielding an average 1.60% on a worldwide basis.

This interest rate level was up approximately 14 basis points from 1.46% for the three months ended August 31, 2003.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at August 31, 2004. The cash, cash equivalent and investment balances approximate fair value at August 31, 2004.

	Amortized	Weighted Average
(Dollars in millions)	Principal Amount	Interest Rate

Cash and cash equivalents	$3,349	2.09%
Short-term investments (91 days-1 year)	6,096	1.43%

Total cash, cash equivalents and investments	$9,445	1.66%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

Amortized
Principal
Amount at
(in millions)	August 31, 2004

Euro	$1,238
Japanese Yen	755
British Pound	189
Chinese Renminbi	174
Canadian Dollar	89
South African Rand	84
Australian Dollar	73
Other currencies	612

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$3,214

During fiscal 1997, we issued $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 3.62% as of August 31, 2004. The fair value of the interest rate swap is $6.8 million at August 31, 2004 and is included in other assets in the accompanying consolidated balance sheets.

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were

$5.6 million and $3.5 million in the three months ended August 31, 2004 and 2003, respectively. The fair value of the foreign currency forward contracts was $(0.2) million and $(0.4) million as of August 31, 2004 and 2003.

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

At August 31, 2004, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.5 million and $0.4 million as of August 31, 2004 and 2003. The Yen investment hedge has a notional amount of $665.9 million and an exchange rate of 109.02 Yen for each United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $11.4 million and $3.0 million in the three months ended August 31, 2004 and 2003, respectively. Net gains on investment hedges reported in other income, net were $2.2 million and $1.9 million in the three months ended August 31, 2004 and 2003, respectively.

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

The material set forth in Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of fiscal 2005, we sold an aggregate of 11,987 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $130,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary and Flex Euro allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the

Securities Act, to employees of Oracle EMEA Ltd who are not “U.S. Persons” as that term is defined in Regulation S.

On June 29, 2004, we acquired Collaxa, Inc. pursuant to a stock for stock merger. On this date, we issued an aggregate of 1,041,924 shares of our common stock, at an aggregate value of approximately $11.8 million, to the former stockholders of Collaxa in exchange for all of the issued and outstanding securities of Collaxa. The shares of our common stock were issued in reliance upon Section 3(a)(10) of the Securities Act, which provides an exemption from federal registration requirements when the issuance and exchange of securities in a proposed transaction are approved by an authorized court or governmental agency following a hearing on the fairness of the terms and conditions of the transaction. The California Department of Corporations held a hearing in connection with our acquisition of Collaxa and approved and deemed fair the terms and conditions of the issuance and exchange of our common stock.

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in April 2003. From the inception of the stock repurchase program in 1992 to August 31, 2004, a total of 1,724.6 million shares have been repurchased for approximately $19.6 billion. At August 31, 2004, approximately $708.5 million was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending August 31, 2004, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

June 1, 2004 - June 30, 2004	9.5	$11.48	9.5	$1,142.8
July 1, 2004 - July 31, 2004	13.8	11.11	13.8	989.5
August 1, 2004 - August 31, 2004	27.0	10.41	27.0	708.5

Total	50.3	$10.80	50.3

Item 5.	Other Information

On September 15, 2004, we announced that Juergen Rottler has joined the company as Executive Vice President for Oracle On Demand. Prior to joining us, Mr. Rottler served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company where he was responsible for HP’s worldwide Public Sector, Health and Education business.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.08	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan
10.09	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan
10.10	Form of Indemnification Agreement for Directors and Executive Officers
10.11	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003
10.12	Offer letter dated July 9, 2004 to Harry L. You and employment agreement dated September 16, 2004.
10.13	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Harry L. You
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: September 17, 2004	By: /s/ HARRY L. YOU Harry L. You, Executive Vice President and Chief Financial Officer

Dated: September 17, 2004	By: /s/ JENNIFER L. MINTON Jennifer L. Minton, Senior Vice President, Finance and Operations and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.08	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan
10.09	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan
10.10	Form of Indemnification Agreement for Directors and Executive Officers
10.11	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003
10.12	Offer letter dated July 9, 2004 to Harry L. You and employment agreement dated September 16, 2004.
10.13	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004.
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Harry L. You
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act