Form 10-Q
period 2004-11-30
ORACLE CORP /DE/
filed 2004-12-22
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

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

The number of shares of registrant’s common stock outstanding as of December  15, 2004: 5,224,865,586

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2004 and May 31, 2004
(Unaudited)

	November 30,	May 31,
(in millions, except per share data)	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$5,905	$4,138
Short-term investments	3,531	4,449
Trade receivables, net of allowances of $313 as of November 30, 2004 and $364 as of May 31, 2004	1,532	2,012
Other receivables	212	322
Deferred tax assets	298	301
Prepaid expenses and other current assets	95	114

Total current assets	11,573	11,336

Non-current assets:
Property, net	1,084	1,068
Deferred tax assets	81	92
Other assets	399	267

Total non-current assets	1,564	1,427

Total assets	$13,137	$12,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$191
Current portion of long-term debt	9	9
Income taxes payable	904	950
Accrued compensation and related benefits	505	556
Other accrued liabilities	809	1,069
Deferred revenues	1,497	1,497

Total current liabilities	3,984	4,272

Non-current liabilities:
Notes payable and long-term debt, net of current portion	162	163
Deferred tax liabilities	17	59
Other long-term liabilities	375	274

Total non-current liabilities	554	496

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value— authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,104 shares at November 30, 2004 and 5,171 shares at May 31, 2004	5,578	5,456
Retained earnings	2,705	2,383
Accumulated other comprehensive income	316	156

Total stockholders’ equity	8,599	7,995

Total liabilities and stockholders’ equity	$13,137	$12,763

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions, except per share data)	2004	2003	2004	2003

Revenues:
New software licenses	$971	$855	$1,534	$1,380
Software license updates and product support	1,252	1,114	2,427	2,148

Software revenues	2,223	1,969	3,961	3,528
Services	533	529	1,010	1,042

Total revenues	2,756	2,498	4,971	4,570

Operating expenses:
Sales and marketing	555	525	1,035	989
Software license updates and product support	141	143	277	264
Cost of services	449	455	868	897
Research and development	327	323	639	621
General and administrative	153	137	307	268

Total operating expenses	1,625	1,583	3,126	3,039

Operating income	1,131	915	1,845	1,531
Other income, net	23	1	47	49

Income before provision for income taxes	1,154	916	1,892	1,580
Provision for income taxes	339	299	568	523

Net income	$815	$617	$1,324	$1,057

Earnings per share:
Basic	$0.16	$0.12	$0.26	$0.20

Diluted	$0.16	$0.12	$0.25	$0.20

Weighted average common shares outstanding:
Basic	5,123	5,226	5,139	5,228

Diluted	5,218	5,337	5,229	5,342

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	November 30,

(in millions)	2004	2003

Cash Flows From Operating Activities:
Net income	$1,324	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89	100
Amortization of intangible assets	16	21
Net investment gains related to equity securities	(1)	(32)
Deferred income taxes	(28)	20
Minority interests in income	19	23
Changes in assets and liabilities:
Decrease in trade receivables	527	389
Decrease in prepaid expenses and other assets	153	80
Decrease in accounts payable and other liabilities	(275)	(139)
Increase in income taxes payable	24	135
Decrease in deferred revenues	(49)	(46)

Net cash provided by operating activities	1,799	1,608

Cash Flows From Investing Activities:
Purchases of investments	(5,097)	(5,252)
Proceeds from maturities and sale of investments	6,011	3,397
Capital expenditures	(92)	(103)
Increase in other assets	(4)	(8)

Net cash provided by (used for) investing activities	818	(1,966)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,095)	(399)
Proceeds from issuance of common stock	165	176
Distributions to minority interests	(26)	(21)

Net cash used for financing activities	(956)	(244)

Effect of exchange rate changes on cash and cash equivalents	106	38

Net increase (decrease) in cash and cash equivalents	1,767	(564)
Cash and cash equivalents at beginning of period	4,138	4,737

Cash and cash equivalents at end of period	$5,905	$4,173

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
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

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions, except per share data)	2004	2003	2004	2003

Net income, as reported	$815	$617	$1,324	$1,057
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects	(41)	(57)	(79)	(83)

Pro forma net income	$774	$560	$1,245	$974

Earnings per share:
Basic—as reported	$0.16	$0.12	$0.26	$0.20
Basic—pro forma	$0.15	$0.11	$0.24	$0.19
Diluted—as reported	$0.16	$0.12	$0.25	$0.20
Diluted—pro forma	$0.15	$0.10	$0.24	$0.18

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
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

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2004	2003	2004	2003

Employee and Director Stock Options

Expected life from vest date (in years)	1.31	1.35	1.28-2.54	1.26-3.00
Risk-free interest rate	3.00-3.69%	2.03-3.35%	2.40-3.69%	2.03-4.09%
Volatility	34%	40%	34-36%	40-44%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$3.26	$4.19	$3.42	$4.79

Employee Stock Purchase Plan

Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.69%	1.10%	1.69%	1.10%
Volatility	37%	48%	37%	48%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$3.09	$3.10	$3.09	$3.10

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions, except per share data)	2004	2003	2004	2003

Net income	$815	$617	$1,324	$1,057

Weighted average common shares outstanding	5,123	5,226	5,139	5,228
Dilutive effect of employee stock plans	95	111	90	114

Diluted weighted average common shares outstanding	5,218	5,337	5,229	5,342

Basic earnings per share	$0.16	$0.12	$0.26	$0.20
Diluted earnings per share	$0.16	$0.12	$0.25	$0.20
Shares subject to anti-dilutive options excluded from calculation(1)	139	148	144	141

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

4.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions)	2004	2003	2004	2003

Net income	$815	$617	$1,324	$1,057
Net foreign currency translation gains	185	156	195	65
Reversal of unrealized gain on equity securities, net	—	—	—	(25)
Unrealized gain (loss) on equity securities, net	—	1	(1)	1
Equity hedge losses, net	(27)	(28)	(34)	(30)

Comprehensive income	$973	$746	$1,484	$1,068

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

5.	DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	November 30,	May 31,
(in millions)	2004	2004

Software license updates and product support	$1,337	$1,329
Services	91	99
New software licenses	69	69

Total deferred revenues	$1,497	$1,497

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

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to November 30, 2004, a total of 1,768.2 million shares have been repurchased for approximately $20.1 billion. We repurchased 93.9 million shares for $1,094.8 million and 33.3 million shares for $399.4 million during the six months ended November 30, 2004 and 2003, respectively. At November 30, 2004, approximately $2.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions)	2004	2003	2004	2003

New software licenses:
Revenues(2)	$969	$852	$1,530	$1,376
Sales and distribution expenses	447	413	830	778

Margin(3)	$522	$439	$700	$598
Software license updates and product support:
Revenues	$1,252	$1,114	$2,427	$2,148
Cost of services	134	138	264	254

Margin(3)	$1,118	$976	$2,163	$1,894
Total software business:
Revenues(2)	$2,221	$1,966	$3,957	$3,524
Expenses	581	551	1,094	1,032

Margin(3)	$1,640	$1,415	$2,863	$2,492
Consulting:
Revenues(2)	$393	$395	$746	$789
Cost of services	317	320	625	649

Margin(3)	$76	$75	$121	$140
Advanced product services:
Revenues(2)	$73	$65	$144	$125
Cost of services	55	56	106	102

Margin(3)	$18	$9	$38	$23
Education:
Revenues(2)	$69	$72	$124	$132
Cost of services	56	56	100	103

Margin(3)	$13	$16	$24	$29
Total services business:
Revenues(2)	$535	$532	$1,014	$1,046
Cost of services	428	432	831	854

Margin(3)	$107	$100	$183	$192
Totals:
Revenues	$2,756	$2,498	$4,971	$4,570
Expenses	1,009	983	1,925	1,886

Margin(3)	$1,747	$1,515	$3,046	$2,684

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.

(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes.

(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs and corporate and general and administrative expenses incurred in support of the lines of business.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended		Six Months Ended
	November 30,		November 30,

(in millions)	2004	2003	2004	2003

Total margin for reportable segments	$1,747	$1,515	$3,046	$2,684
Product development and information technology expenses	(387)	(392)	(760)	(753)
Marketing and partner program expenses	(91)	(93)	(173)	(171)
Corporate and general and administrative expenses	(130)	(105)	(250)	(208)
Other income, net	15	(9)	29	28

Income before provision for income taxes	$1,154	$916	$1,892	$1,580

8.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations.

The effective tax rate was 29.4% and 30.0% for the second quarter and first half of fiscal 2005 as compared to 32.6% and 33.1% for the corresponding prior year periods. The effective tax rate for the first half of fiscal 2005 on operating and other income was reduced to 30.0% in the second quarter from 31.0% in the first quarter. The decrease in the effective tax rate is attributable to higher earnings in low tax rate jurisdictions combined with a weakening dollar in those same jurisdictions. In fiscal 2004, the effective tax rate was a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first half of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 replacing the extraterritorial income (ETI) tax incentive with a deduction for production. In the long term we expect this new deduction to provide a similar tax benefit as the ETI tax incentive has in the past. We may have a small reduction in our fiscal year 2005 tax benefit as the transition rules create a short-term gap in the benefit we receive.

The American Jobs Creation Act also introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria are met. However, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings we would repatriate. We will complete our evaluation after the government has provided the necessary guidance. The maximum amount available for repatriation is $3.1 billion and the additional income tax associated with the maximum amount ranges from $100 to $300 million.

As discussed in Note 9, we entered into an Agreement and Plan of Merger with PeopleSoft, Inc., a Delaware corporation on December 12, 2004. Costs incurred with our tender offer for PeopleSoft prior to the date of this agreement have been expensed in our consolidated statements of operations. At November 30, 2004, we had deferred tax assets associated with these costs of approximately $44 million. As we now expect the merger to be completed, these costs will no longer be deductible for tax purposes, and therefore, we expect these costs will increase our income tax expense in the third quarter of fiscal 2005.

9.	TENDER OFFER FOR PEOPLESOFT, INC.

On June 9, 2003, we commenced an unsolicited tender offer for all of the outstanding shares of common stock of PeopleSoft. We have since amended and extended the offer on numerous occasions.

On December 12, 2004, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with PeopleSoft, increased our offer price to $26.50 per share and amended the expiration date of our offer to December 28, 2004. We expect that we will need approximately $10.3 billion to purchase all shares that we estimate will be outstanding prior to the expiration of the tender offer and to pay estimated fees and expenses. The offer will be extended if less than a majority of the total number of shares of PeopleSoft common stock outstanding on a fully diluted basis have been tendered and not withdrawn at the expiration date. Following the conclusion of the offer, the remaining holders of issued and outstanding shares of PeopleSoft common stock will receive $26.50 per share and our acquisition subsidiary will be merged with and into PeopleSoft. In addition, options to acquire shares of PeopleSoft that are outstanding prior to the consummation of the merger will be converted into options to acquire shares of Oracle common stock based on a formula provided in the merger agreement.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At November 30, 2004, no amounts were borrowed under the Credit Facility. We are currently discussing additional credit facilities with lenders.

From the inception of our tender offer for PeopleSoft in June 2003 to November 30, 2004, we have incurred approximately $111.5 million of expenditures. We incurred expenditures of $23.3 million and $51.8 million for the three and six months ended November 30, 2004 and $13.8 million and $28.4 million for the three and six months ended November 30, 2003. These costs are included in general and administrative expense in the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

condensed consolidated statements of operations. We also incurred $5.0 million of commitment fees for the Credit Facility, which is included in other income, net in the condensed consolidated statements of operations in the six months ended November 30, 2003.

As discussed in Note 10, in connection with the tender offer, we have been named as a defendant in various legal proceedings and may be a party to additional legal proceedings in the future.

10.	LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint, brought on behalf of purchasers of our stock during the period from December  14, 2000 through March 1, 2001. On September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed a second amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000 through March 1, 2001. On March 24, 2003, the court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The Company and the individual defendants petitioned for rehearing of the Ninth Circuit’s decision, and on October 21, 2004, the petition for rehearing was denied. A trial date has been set for September 11, 2006. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January  28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves, committed constructive fraud and breached contracts with us, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. Plaintiffs filed a motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

Chief Executive Officer and our then Chief Financial Officer which was granted by a stipulation of all the parties and order of the court on September 23, 2003. The two remaining defendants filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. Plaintiffs’ opposition to the summary judgment motion was filed on June  15, 2004, and the defendants filed reply papers on July 16, 2004. On September 2 and 3, 2004, the Delaware court conducted a hearing on the summary judgment motion. On November 24, 2004, the Delaware Court issued an opinion, granting the summary judgment motion, and dismissing all of plaintiffs’ claims in the Delaware Action.

Regarding the San Mateo and Federal Derivative Actions, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. Also, pursuant to a stipulation of the parties and order of the San Mateo Court, all causes of action, except the cause of action brought under the California Corporation Code, have been dismissed and instead will be adjudicated in the Delaware Derivative Action. Our subsequent motion for a judgment on the pleadings as to the remaining cause of action was denied. On March 24, 2004, the director-defendants filed a petition for a writ of mandate in the Court of Appeal of the State of California, First Appellate District, seeking an order requiring the San Mateo Superior Court to dismiss the remaining cause of action. On April 22, 2004, Oracle filed a similar writ petition. On June 17, 2004, the Court of Appeal consolidated these two writ proceedings, and on July  2, 2004, plaintiffs filed opposition papers. On July 12, 2004, the director-defendants filed reply papers. On September 30, 2004, the Court of Appeal summarily denied these petitions. On October 8, 2004, both the direct-defendants and the Company filed petitions for writ of review in the California Supreme Court, seeking either an order requiring the Court of Appeal to issue a decision on the merits of the writ of mandate petitions or, in the alternative, an order requiring the San Mateo Court to dismiss the remaining cause of action. Plaintiffs filed opposition papers on October 28, 2004, and the director-defendants filed reply papers on November 8, 2004. On December 1, 2004, the California Supreme Court denied the petitions for writ of review. The trial date previously set for April 5, 2004 has been postponed, and we do not expect trial to proceed before 2005, at the earliest. On March 5, 2004, the Northern District Court issued an order dismissing all defendants other than our Chief Executive Officer and Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

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

In connection with our unsolicited offer for PeopleSoft, we have been involved in several legal proceedings and may be party to additional legal proceedings in the future:

•	Antitrust litigation brought against us by the U.S. Department of Justice and numerous states concluded in September 2004 with a final judgment in our favor, and the governments concluded not to appeal this judgment.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2004
(Unaudited)

•	We initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in the Court of Chancery of the State of Delaware alleging breach of fiduciary duty and other claims.

•	In June 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, alleging unlawful interference, trade libel and false advertising.

Pursuant to the merger agreement described in Note 9, we and PeopleSoft have agreed to enter into stipulations staying all litigation currently pending between us and our respective affiliates and representatives in connection with our tender offer, and to dismiss such litigations with prejudice once our representatives constitute a majority of PeopleSoft’s board.

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

11.	NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our second quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings we would repatriate. We will complete our evaluation after the government has provided the necessary guidance. The maximum amount available for repatriation is $3.1 billion and the additional income tax associated with the maximum amount ranges from $100 to $300 million.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2004 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2005, which runs from June 1, 2004 to May 31, 2005.

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

Software Business

New Software Licenses: We license our database technology software and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, as well as governmental budgetary constraints, and the competitive position of our software products. The software business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relative small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing twelve-month period provides more visibility into the underlying performance of our software revenues than quarterly revenues. New software license revenues on a trailing twelve-month basis were $3.7 billion, which represents a growth rate of 11% over the corresponding prior year period. Over the last few years, customers delayed or limited their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. We believe that demand for our software products will continue to increase as a result of the improvements we have made to the features and functionality of our software products and as the global economy continues to improve.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. Reducing the total cost of ownership of our products provides our customers with a higher return on their investment, which we believe will create more demand and provide us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

Software License Updates and Product Support: Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, a substantial majority of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by two factors: the renewal rate of the subscription base eligible for renewal in the current quarter and the amount of new product support contracts associated with the sale of new software licenses. As our product support subscription base grows, the renewal rate has a larger influence on the software license updates and product support revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software license updates and product support revenues do not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, license updates and product support revenues would continue to grow as a result of the incremental license updates and product support revenues associated with new software license revenues, assuming renewal and cancellation rates stayed relatively constant. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers will renew their product support contracts and the sale of new software license will increase our subscription base.

Services Business

Consulting: Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of software licenses. In recent periods, consulting revenues have declined due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. In addition, we have experienced higher attrition rates in the United States and certain other countries as global economic conditions improve and the demand for technical talent in certain markets has increased. The higher attrition rate has contributed to the decrease in consulting headcount levels, which has resulted in a decline in billable hours and revenues. We expect consulting revenues to decline for the remainder of fiscal 2005, but at a lower rate than the first half, because of our continued repositioning to lower cost geographies as well as an increasing use of systems integration partners.

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

Acquisition Strategy

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We believe we could fund acquisitions with our internally available cash and investments, cash generated from operations, credit facilities or from the issuance of additional securities. We analyze the financial impact of any potential acquisition to ensure that it will meet our earnings, operating margin, cash flow, and return on invested capital targets.

On December 12, 2004, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with PeopleSoft, increased our offer price to $26.50 per share and amended the expiration date of our offer to December 28, 2004. We expect that we will need approximately $10.3 billion to purchase all shares that we estimate will be outstanding prior to the expiration of the tender offer and to pay estimated fees and expenses. We have a $1.5 billion unsecured revolving credit facility available through December 22, 2004, for the acquisition of PeopleSoft. In addition to the credit facility, we could raise funds through additional borrowings or from the issuance of additional securities. We expect, based upon the combination of internally available cash and investments as of November 30, 2004, additional cash generated since that date, borrowings under the $1.5 billion credit facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. For the six months ended November 30, 2004 and 2003, $163.1 million and $121.1 million or approximately 11% and 9% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend.

Results of Operations

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2004 and 2003, our financial statements would reflect revenues of $1.3 million for the six months ended November 30, 2004 (using 1.31 as the exchange rate) and $1.2 million for the six months ended November 30, 2003 (using 1.18 as the exchange rate). The constant currency presentation would translate the results for the six months ended November 30, 2004 and 2003 using the May 31, 2004 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Total Revenues:
Americas	$1,292	3%	3%	$1,250	$2,384	4%	4%	$2,292
EMEA(1)	1,062	21%	10%	881	1,839	15%	6%	1,598
Asia Pacific	402	10%	6%	367	748	10%	5%	680

Total revenues	2,756	10%	6%	2,498	4,971	9%	5%	4,570
Total Operating Expenses	1,625	3%	-1%	1,583	3,126	3%	0%	3,039

Total Operating Margin	$1,131	24%	17%	$915	$1,845	21%	14%	$1,531

Total Operating Margin %	41%			37%	37%			34%

% Revenues by Geography:
Americas	47%			50%	48%			50%
EMEA	38%			35%	37%			35%
Asia Pacific	15%			15%	15%			15%
Total Revenues by Business:
Software	$2,223	13%	9%	$1,969	$3,961	12%	8%	$3,528
Services	$533	1%	-3%	$529	$1,010	-3%	-7%	$1,042
% Revenues by Business:
Software	81%			79%	80%			77%
Services	19%			21%	20%			23%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Excluding foreign currency rate fluctuations, total revenues increased in the second quarter of fiscal 2005 due to an increase in both new software license revenues and software license updates and product support revenues, partially offset by lower services revenues, most notably consulting revenues. Revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen.

Solid sales execution across all regions and increased demand for our software license products contributed to the growth in new software license revenues. The increase in software license updates and product support revenues is a result of the renewal of a substantial majority of the subscription base eligible for renewal in the current quarter, the addition of software license updates and product support revenues associated with new software license revenues recognized in the last twelve months and more timely contract renewals.

In the second quarter of fiscal 2005, consulting revenues declined due to a shift in the mix of resources to lower cost countries, increased use of our partners performing implementations and higher attrition in the United States, which resulted in a decline in billable hours. Advanced product services revenues increased primarily due to an expansion of our subscription base for Oracle On Demand services. Education revenues declined due to a reduction in demand for education services. Excluding the effect of currency rate fluctuations, the Americas contributed 23% to the increase in total revenues, EMEA contributed 63% and Asia Pacific contributed 14%.

Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Excluding currency rate fluctuations, the decline in total operating expenses was primarily due to the release of a $23.0 million legal reserve as the result of a favorable judgment in a legal proceeding that became final during the quarter, which was partially offset by a $9.5 million increase in professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 37% to 41% due to higher new software license revenues and software license updates and product support revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: The growth in total revenues in the first half of fiscal 2005 is attributed to the same reasons noted above. Revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 38% to the increase in total revenues, EMEA contributed 45% and Asia Pacific contributed 17%.

Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Excluding currency rate fluctuations, total operating expenses remained essentially flat as compared to the prior year corresponding period, primarily due to the release of a $23.0 million legal reserve as the result of a favorable judgment in a legal proceeding that became final during the quarter. Excluding this adjustment, total operating expenses increased primarily due to a $23.4 million increase in professional fees incurred in connection with the PeopleSoft tender offer.

Operating margins as a percentage of total revenues increased from 34% to 37% due to higher new software license revenues and software license updates and product support revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

New Software License Revenues:
Americas	$405	7%	7%	$377	$637	9%	8%	$587
EMEA	385	23%	13%	312	572	12%	3%	512
Asia Pacific	181	9%	6%	166	325	16%	11%	281

Total revenues	971	14%	9%	855	1,534	11%	7%	1,380
Sales and Marketing Expenses	555	6%	2%	525	1,035	5%	1%	989

Total Margin	$416	26%	20%	$330	$499	28%	21%	$391

Total Margin %	43%			39%	33%			28%
% Revenues by Geography:
Americas	42%			44%	42%			43%
EMEA	40%			37%	37%			37%
Asia Pacific	18%			19%	21%			20%
Revenues by Product:
Database technology	$749	5%	1%	$712	$1,235	10%	6%	$1,119
Applications	215	57%	51%	137	283	16%	12%	244

Total revenues by product	964	14%	9%	849	1,518	11%	7%	1,363
Other revenues	7	17%	14%	6	16	-6%	-9%	17

Total new software license revenues	$971	14%	9%	$855	$1,534	11%	7%	$1,380

% Revenues by Product:
Database technology	78%			84%	81%			82%
Applications	22%			16%	19%			18%

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Excluding the effect of currency rate fluctuations, new software license revenues increased in the second quarter of fiscal 2005 primarily due to improved sales execution and increased demand for our software license products. Applications revenues contributed 68% to the growth in new software license revenues, while database technology revenues contributed 32%. All regions reported robust applications revenue growth rates. The high applications revenue growth rate this quarter was due in part to two large transactions totaling approximately $47.2 million. Database technology revenues had modest growth in all regions, except the Americas, primarily due to slightly negative revenue growth in the United States. The Americas contributed 34%, EMEA contributed 54% and Asia Pacific contributed 12% to the increase in new software license revenues.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased from 36% of new software license revenues in the second quarter of fiscal 2004 to 40% of new software license revenues in the second quarter of fiscal 2005. New software license revenues earned from large contracts increased by 24% from the second quarter of fiscal 2004. Excluding the two large applications transactions that were consummated during the quarter, new software license revenues from large contracts increased 9%.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses increased slightly due to higher commission expenses that resulted from higher revenue levels, as well as higher salaries associated with increased sales headcount, partially offset by the release of a $23.0 million legal reserve as the result of a favorable judgment in an ongoing legal proceeding that became final during the quarter. Marketing expenses also declined as a result of lower headcount levels and marketing expenditures.

New software license margin increased as a result of higher new software license revenues.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: Excluding the effect of currency rate fluctuations, the growth in new software license revenues in the first half of fiscal 2005 is primarily attributed to the same reasons noted above. On a year to date basis, database technology revenues contributed 75% to the growth in new software license revenues, while applications revenues contributed 25%. The Americas contributed 51%, EMEA contributed 15% and Asia Pacific contributed 34% to the increase in new software license revenues in the first half of fiscal 2005.

New software license revenues earned from large transactions were 35% of new software license revenues in both the first half of fiscal 2004 and fiscal 2005. New software license revenues earned from large contracts increased by 12% in the first half of fiscal 2005.

Excluding the effect of foreign currency rate fluctuations, sales and marketing expenses were essentially flat primarily due to the release of a $23.0 million legal reserve as the result of a favorable judgment in a legal proceeding that became final during the quarter. Excluding this adjustment, sales and marketing expenses increased due to higher commission expenses that resulted from higher revenue levels, as well as higher salaries associated with increased sales headcount, partially offset by lower marketing personnel expenditures.

New software license margin increased as a result of higher new software license revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Software License Updates and Product Support Revenues:
Americas	$633	6%	6%	$596	$1,240	8%	8%	$1,149
EMEA	451	20%	10%	375	863	19%	9%	727
Asia Pacific	168	17%	13%	143	324	19%	14%	272

Total revenues	1,252	12%	8%	1,114	2,427	13%	9%	2,148
Expenses	141	-1%	-5%	143	277	5%	1%	264

Total Margin	$1,111	14%	10%	$971	$2,150	14%	10%	$1,884

Total Margin %	89%			87%	89%			88%
% Revenues by Geography:
Americas	51%			53%	51%			53%
EMEA	36%			34%	36%			34%
Asia Pacific	13%			13%	13%			13%

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Software license updates and product support revenue growth rates are affected by the renewal rate of annual support contracts by existing customers, as well as the overall new software license revenue growth rates. The growth rate of software license updates and product support revenues does not necessarily correlate directly to the growth rate of new software license revenues. The increase in software license updates and product support revenues in the second quarter of fiscal 2005 is a result of the renewal of a substantial majority of the subscription base eligible for renewal in the current quarter, the addition of software license updates and product support revenues associated with new software license revenues recognized in the last twelve months, as well as more timely contract renewals. Excluding the effect of currency rate fluctuations, the Americas contributed 37% to the growth in software license updates and product support revenues, EMEA contributed 43% and Asia Pacific contributed 20%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses decreased in the second quarter of fiscal 2005 primarily due to lower discretionary bonuses. The software license updates and product support margin as a percent of revenues increased due to higher revenues and lower expenses.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: The growth in software license updates and product support revenues in the first half of fiscal 2005 is attributed to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 44% to the growth in software license updates and product support revenues, EMEA contributed 36% and Asia Pacific contributed 20%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the first half of fiscal 2005 primarily due to higher salary expenses associated with increased headcount, partially offset by lower discretionary bonuses. The software license updates and product support margin as a percent of revenues increased, as revenues grew at a higher rate than expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Consulting Revenues:
Americas	$194	-11%	-11%	$217	$388	-12%	-12%	$440
EMEA	171	19%	9%	144	308	14%	5%	270
Asia Pacific	30	-14%	-18%	35	55	-33%	-37%	82

Total revenues	395	0%	-4%	396	751	-5%	-9%	792
Expenses	332	-2%	-5%	338	653	-5%	-8%	684

Total Margin	$63	9%	4%	$58	$98	-9%	-11%	$108

Total Margin %	16%			15%	13%			14%

% Revenues by Geography:
Americas	49%			55%	52%			56%
EMEA	43%			36%	41%			34%
Asia Pacific	8%			9%	7%			10%

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of software licenses. Excluding the effect of currency rate fluctuations, consulting revenues declined in the second quarter of fiscal 2005 due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. The decline in consulting revenues in the Americas is primarily due to a 13% decrease in the United States. We have experienced higher attrition rates in the United States, which led to lower consulting headcount levels, resulting in a decline in billable hours and revenues. The decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004.

Excluding the effect of currency rate fluctuations, the decline in consulting expenses in the second quarter of fiscal 2005 is due primarily to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as the hiring of personnel in countries where personnel costs are lower than in the United States and certain European countries. The consulting margin as a percentage of revenues increased, as consulting expenses declined at a higher rate than consulting revenues.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses in the first half of fiscal 2005 were due to the same reasons noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Advanced Product Services Revenues:
Americas	$37	6%	5%	$35	$77	13%	13%	$68
EMEA	24	9%	1%	22	45	10%	1%	41
Asia Pacific	11	38%	31%	8	21	31%	26%	16

Total revenues	72	11%	7%	65	143	14%	10%	125
Expenses	58	0%	-5%	58	111	5%	-1%	106

Total Margin	$14	100%	106%	$7	$32	68%	62%	$19

Total Margin %	19%			11%	22%			15%

% Revenues by Geography:
Americas	52%			54%	54%			54%
EMEA	33%			34%	31%			33%
Asia Pacific	15%			12%	15%			13%

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Excluding the effect of currency rate fluctuations, advanced product services revenues increased in the second quarter of fiscal 2005 primarily due to the expansion of our subscription base in Oracle On Demand services. The Americas contributed 41% to the increase in advanced product services revenues, EMEA contributed 11% and Asia Pacific contributed 48%.

Excluding the effect of currency rate fluctuations, total advanced product services expenses decreased in the second quarter of fiscal 2005 primarily due to lower discretionary bonus expenses, partially offset by increased personnel expenditures. We have hired additional personnel to support current and future growth in our Oracle On Demand business. The advanced product services margin as a percent of revenues increased as revenues grew at a higher rate than Oracle On Demand expenses.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: Excluding the effect of currency rate fluctuations, the growth rates for advanced product services revenues and expenses in the first half of fiscal 2005 were due to the same reasons noted above. The Americas contributed 70% to the increase in advanced product services revenues, EMEA contributed 7% and Asia Pacific contributed 23%.

Education: Education revenues are earned by providing instructor led, media based and internet based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Education Revenues:
Americas	$23	-8%	-8%	$25	$42	-13%	-13%	$48
EMEA	31	11%	2%	28	51	6%	-2%	48
Asia Pacific	12	-20%	-23%	15	23	-21%	-24%	29

Total revenues	66	-3%	-8%	68	116	-7%	-11%	125
Expenses	59	0%	-4%	59	104	-3%	-7%	107

Total Margin	$7	-22%	-28%	$9	$12	-33%	-37%	$18

Total Margin %	11%			13%	10%			14%

% Revenues by Geography:
Americas	35%			37%	36%			38%
EMEA	47%			41%	44%			38%
Asia Pacific	18%			22%	20%			24%

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004: Excluding the effect of currency rate fluctuations, the decline in education revenues in the second quarter of fiscal 2005 is attributable to headcount reductions of information technology personnel across multiple industry sectors that have resulted in a continued reduction of the demand for technical product and end user application training. In addition, companies have delayed or limited technology training spending due to the discretionary nature of education services. The Americas contributed 33% to the decline in education revenues, EMEA contributed 15% and Asia Pacific contributed 52%.

Excluding the effect of currency rate fluctuations, education expenses decreased in the second quarter of fiscal 2005 due to reductions in personnel and related expenditures. The education margin as a percentage of revenues decreased as revenues declined at a higher rate than expenses.

First Half Fiscal 2005 Compared to First Half Fiscal 2004: Excluding the effect of currency rate fluctuations, the growth rates for education revenues and expense in the first half of fiscal 2005 were due to the same reasons noted above. The Americas contributed 41% to the decline in education revenues, EMEA contributed 13% and Asia Pacific contributed 46%.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Expenses	$327	1%	0%	$323	$639	3%	2%	$621
Percent of Total Revenues	12%			13%	13%			14%

Excluding the effect of foreign currency rate fluctuations, research and development expenses were essentially flat in the second quarter of fiscal 2005 as compared to the prior year corresponding period as a result of higher personnel related expenditures associated with increased headcount levels, offset by lower discretionary bonus expenses. Research and development expenses increased in the first half of fiscal 2005 primarily due to higher personnel related expenditures that resulted from increased headcount levels. Research and development headcount increased 20% and 5% in the database technology and applications development organizations, respectively. While research and development headcount increased 11% in the second quarter of fiscal 2005 from the prior year corresponding period, salary expenses did not increase proportionately because employees were hired in countries where personnel costs are significantly lower than in the United States.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Expenses	$153	12%	8%	$137	$307	15%	11%	$268
Percent of Total Revenues	6%			5%	6%			6%

Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in the second quarter and first half of fiscal 2005 was primarily attributed to higher professional fees incurred in connection with the PeopleSoft tender offer. We incurred expenditures of $23.3 million and $13.8 million in the second quarter of fiscal 2005 and fiscal 2004 and $51.8 million and $28.4 million in the first half of fiscal 2005 and fiscal 2004 in connection with the PeopleSoft tender offer.

Other Income, Net: Other income, net consists primarily of interest income, interest expense, net foreign currency exchange gains (losses), net investment gains (losses) related to equity securities and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,

		Percent Change				Percent Change

(Dollars in millions)	2004	Actual	Constant	2003	2004	Actual	Constant	2003

Interest income	$43	48%	43%	$29	$80	43%	38%	$56
Interest expense	(6)	100%	100%	(3)	(11)	-21%	-21%	(14)
Net foreign currency losses	(7)	75%	58%	(4)	(11)	83%	66%	(6)
Minority interest	(10)	-44%	-44%	(18)	(19)	-17%	-17%	(23)
Net investment gains (losses) related to equity securities	—	-100%	-100%	(4)	1	-97%	-97%	32
Other	3	200%	212%	1	7	75%	80%	4

Total other income, net	$23	*	*	$1	$47	-4%	-6%	$49

*	not meaningful

The increase in interest income is primarily due higher average cash balances and slightly higher interest rates available in the capital markets. In the second quarter and first half of fiscal 2005, the weighted average interest rate earned on cash, cash equivalents and investments increased from 1.5% to 1.9% and 1.5% to 1.7%. Interest expense in the first half of fiscal 2004 included $5.0 million in commitment fees related to our revolving credit facility obtained in connection with the PeopleSoft tender offer and additional interest associated with our $150 million senior notes that matured in February 2004. Net investment gains (losses) in fiscal 2004 primarily include a $35.4 million gain on the sale of our common stock in Liberate Technologies to a third-party for approximately $83.5 million.

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

The effective tax rate was 29.4% and 30.0% for the second quarter and first half of fiscal 2005 as compared to 32.6% and 33.1% for the corresponding prior year periods. The effective tax rate for the first half of fiscal 2005 on operating and other income was reduced to 30.0% in the second quarter from 31.0% in the first quarter. The decrease in the effective tax rate is attributable to higher earnings in low tax rate jurisdictions combined with a weakening dollar in those same jurisdictions. In fiscal 2004, the effective tax rate was a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first half of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter.

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 replacing the ETI tax incentive with a deduction for production. In the long term we expect this new deduction to provide a similar tax benefit as the ETI tax incentive has in the past. We may have a small reduction in our fiscal year 2005 tax benefit as the transition rules create a short-term gap in the benefit we receive.

On December 12, 2004, we entered into an Agreement and Plan of Merger with PeopleSoft. Costs incurred with our tender offer for PeopleSoft prior to the date of this agreement have been expensed in our consolidated statements of operations. At November 30, 2004, we had deferred tax assets associated with these costs of approximately $44 million. As we now expect the merger to be completed, these costs will no longer be deductible for tax purposes, and therefore, we expect these costs will increase our income tax expense in the third quarter of fiscal 2005.

Liquidity and Capital Resources

	November 30,		May 31,
(Dollars in millions)	2004	Change	2004

Working capital	$7,589	7%	$7,064
Cash, cash equivalents and short-term investments	$9,436	10%	$8,587

Cash, cash equivalents and short-term investments: Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include all investments with original maturities of greater than 90 days that mature in the next twelve months.

	Six Months Ended November 30,

(Dollars in millions)	2004	Change	2003

Cash provided by operating activities	$1,799	12%	$1,608
Cash provided by (used for) investing activities	$818	142%	$(1,966)
Cash used for financing activities	$(956)	292%	$(244)

Cash provided by operating activities: Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. Additionally, we generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs.

Cash flows from operating activities increased in the first half of fiscal 2005, primarily due to improved collections on higher revenue volumes in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005 as compared to the corresponding prior year periods. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 50 at November 30, 2004 compared to 59 at May 31, 2004. The decline in days sales outstanding is due to more timely collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

Operating cash flow was negatively impacted by a decrease in accounts payable and other liabilities from May 31, 2004. This decrease is a result of larger commission and value-added tax payments made during the first half of fiscal 2005 as compared to the prior year corresponding period, as a result of higher revenues in the fourth quarter of fiscal 2004.

Cash provided by (used for) investing activities: The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth.

Cash provided by investing activities increased in the first half of fiscal 2005 due to higher proceeds from sales of investments, which more than offset purchases of investments. In the prior year corresponding period, purchases of investments were greater than proceeds from sales of investments.

Cash used for financing activities: We incurred negative cash flows from financing activities in the first half of fiscal 2005 and 2004, primarily as a result of common stock repurchases. Cash flow from operations and existing cash balances were used to repurchase our common stock. We repurchased 93.9 million shares for $1,094.8 million in the first half of fiscal 2005 compared to 33.3 million shares for $399.4 million in the first half of fiscal 2004. Large acquisitions may potentially reduce future share repurchases from historical levels.

Free cash flow: We believe reporting free cash flow provides more visibility to our ability to generate cash. We believe that this measure is also useful to investors as one of the bases for comparing our operating performance with our competitors. We evaluate free cash flow over a trailing twelve month period versus on a quarterly basis, as we manage our business on an annual basis. Free cash flow is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing Twelve Months Ended November 30,

(Dollars in millions)	2004	Change	2003

Cash provided by operating activities	$3,386		$3,172
Capital expenditures(1)	(178)		(319)

Free cash flow	$3,208	12%	$2,853

Net income	$2,948		$2,486
Free cash flow as a percent of net income	109%		115%

(1)	Represents capital expenditures as reported in cash flows from investing activities of our consolidated statements of cash flow presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the six months ended November 30, 2004 and 2003, $163.1 million and $121.1 million or approximately 11% and 9% of our new software license revenues were financed through our financing division.

Contractual Obligations

The following is a summary of our contractual obligations as of November 30, 2004:

		Year Ending May 31,

(in millions)	Total	2005	2006	2007	2008	2009	2010	Thereafter

Balance Sheet Contractual Obligations
Principal payments on senior notes	$150	$–	$–	$150	$–	$–	$–	$–
Notes payable	15	9	–	6	–	–	–	–
Long-term deferred tax liabilities(1)	17

Total contractual obligations	182	9	–	156	–	–	–	–
Other Contractual Obligations
Interest payments on senior notes(2)	14	3	6	5	–	–	–	–
Operating leases	552	67	113	89	65	53	40	125
Purchase obligations(3)	5	4	1	–	–	–	–	–
Funding commitments(1)(4)	12

Total other contractual obligations	583	74	120	94	65	53	40	125

Total contractual obligations	$765	$83	$120	$250	$65	$53	$40	$125

(1)	The timing of future cash outflows related to these obligations is not known.

(2)	Represents estimated interest payments on our senior notes using an effective interest rate of 4.10% at November 30, 2004. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.

(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(4)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

Tender Offer for PeopleSoft, Inc.

On June 9, 2003, we commenced an unsolicited tender offer for all of the outstanding shares of common stock of PeopleSoft, Inc., a Delaware corporation. We have since amended and extended the offer on numerous occasions.

On December 12, 2004, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with PeopleSoft, increased our offer price to $26.50 per share and amended the expiration date of our offer to December 28, 2004. We expect that we will need approximately $10.3 billion to purchase all shares that we estimate will be outstanding prior to the expiration of the offer and to pay estimated fees and expenses. The offer will be extended if less than a majority of the total number of shares of PeopleSoft common stock outstanding on a fully diluted basis have been tendered and not withdrawn at the expiration date. Following the conclusion of the offer, the remaining holders of issued and outstanding shares of PeopleSoft common stock will receive $26.50 per share and our acquisition subsidiary will be merged with and into PeopleSoft. In addition, options to acquire shares of PeopleSoft that are outstanding prior to the consummation of the merger will be converted into options to acquire shares of Oracle common stock based on a formula provided in the merger agreement.

On December 24, 2003, we entered into a 364-Day Revolving Credit Facility (the Credit Facility) with Credit Suisse First Boston (an affiliate of Credit Suisse First Boston LLC) and certain other syndicated lenders named in the Credit Facility. The Credit Facility provides an unsecured revolving credit facility to us or an acquisition subsidiary, with the underlying obligation guaranteed by us, in the aggregate amount of up to $1.5 billion and is available through December 22, 2004 for the purpose of financing the acquisition of PeopleSoft. At November 30, 2004, no amounts were borrowed under the Credit Facility. We are currently discussing additional credit facilities with lenders.

From the inception of our tender offer for PeopleSoft in June 2003 to November 30, 2004, we have incurred approximately $111.5 million of expenditures. We have incurred expenditures of $23.3 million and $51.8 million for the three and six months ended November 30, 2004 and $13.8 million and $28.4 million for the three and six months ended November 30, 2003. These costs are included in general and administrative expense in the condensed consolidated statements of operations. We also incurred $5.0 million of commitment fees for the Credit Facility, which is included in other income, net in the condensed consolidated statements of operations in the six months ended November 30, 2003. We will continue to incur costs in connection with our tender offer for PeopleSoft.

We believe that our current cash and cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. We will need up to approximately $10.3 billion to purchase all shares that we estimate will be outstanding prior to the expiration date of the PeopleSoft tender offer and to pay estimated fees and expenses related to the offer. We expect, based upon the combination of internally available cash and investments as of November 30, 2004, additional cash generated since that date, borrowings under the Credit Facility or any other credit facility or the issuance of securities, to have sufficient cash on hand at the expiration of the offer to pay the offer price for all shares in the offer. The offer is not conditioned upon any financing arrangements. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, additional credit facilities or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.7% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2004, 21.4% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. At November 30, 2004, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.9%.

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

Option information from June 1, 2001 through November 30, 2004 is summarized as follows:

(Shares
in millions)

Options outstanding at May 31, 2001	442
Options granted	213
Options exercised	(132)
Cancellations	(70)

Options outstanding at November 30, 2004	453

Average annualized options granted, net of cancellations	41
Average annualized stock repurchases	198
Shares outstanding at November 30, 2004	5,104
Weighted average shares outstanding from June 1, 2001 through November 30, 2004	5,316
Options outstanding as a percent of shares outstanding at November 30, 2004	8.9%
In the money options outstanding (based on our November 30, 2004 stock price) as a percent of shares outstanding at November 30, 2004	7.0%
Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2001 through November 30, 2004	0.8%
Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2001 through November 30, 2004	-3.0%

Generally, we grant stock options to our existing employees on an annual basis. During the six months ended November 30, 2004, we made our annual grant of options and other grants to purchase approximately 38.3 million shares of our stock, which was partially offset by 8.1 million shares for canceled options. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Statement 123(R) is effective beginning in our second quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations, and cash flows.

New Accounting Pronouncements

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

Economic, political and market conditions can adversely affect our revenue growth. Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, the health of our business is directly related to the strength of general economic and business conditions. While the global economic environment continues to improve, such recovery has been modest and uneven. A general weakening of the global economy and weakening of business conditions, particularly in the high technology, telecommunications, financial services and manufacturing industry sectors, as well as the imposition of governmental budgetary constraints, could result in delays and decreases of customer purchases. In addition to sales of new software licenses, we derive a significant proportion of our revenues from new purchases and recurring renewals of software license updates and product support. A general weakening of the global economy and weakening of business conditions could result in decreases in our renewal rates for software license updates and product support. Despite an improving global economic environment, some governmental spending remains constrained by budgetary limits, especially domestically. If demand for our software and related services does not continue to strengthen, our revenue growth rates for new software licenses and, to a lesser extent, our revenue growth rates for software license updates and product support will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.

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

There are specific risks associated with our proposed acquisition of PeopleSoft. In June 2003, we commenced an unsolicited cash tender offer for all of the outstanding shares of common stock of PeopleSoft. On December 12, 2004, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with PeopleSoft, pursuant to which, subject to satisfaction or waiver of certain conditions, our subsidiary will merge with and into PeopleSoft. In addition to the risks we face in connection with acquisitions generally, there are several unique risks we face in connection with the PeopleSoft offer including:

•	we have little experience integrating and managing a multi-billion dollar acquisition;

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of PeopleSoft customers decline to renew software license updates and product support;

•	PeopleSoft implemented several defensive tactics, including providing customers negotiating new contracts a refund program that may require an acquiror, including us, to pay those customers two to five times their license fees if certain business events (such as the termination of support for PeopleSoft products) occur during a fixed period of time. Based on public statements by PeopleSoft, we anticipate that this program could result in more than $2.43 billion in potential refund liabilities if triggered;

•	in connection with the tender offer, we have also been named as a defendant in various legal proceedings and we may be a party to additional legal proceedings in the future. Pursuant to the merger agreement, we and PeopleSoft have agreed to stay all litigation between the parties and, at such time as Oracle acquires control of PeopleSoft’s board, each party will dismiss with prejudice all such litigation and release all claims against the other parties to the merger agreement. If the merger agreement is terminated, such litigation may be resumed and additional proceedings could be commenced against any party to the merger agreement. These proceedings could result in substantial costs and could divert management’s attention and other corporate resources;

•	our offer is not conditioned on any financing arrangements. We plan to pay for the PeopleSoft shares and related transaction fees and expenses with internally available cash and borrowings. We may not be able to arrange favorable financing terms. Depending upon the final financial structure of the transaction, our credit rating may be reduced, which may increase the cost of future borrowings; and

•	beyond reviewing publicly available information and certain information that PeopleSoft has recently furnished to us, we have not been able to conduct any due diligence on PeopleSoft and there may be liabilities or accounting or internal control issues of which we are not aware.

While we intend to proceed with our offer, we cannot assure you that we will be successful in acquiring or integrating PeopleSoft.

Our success depends upon our ability to develop new products and services and enhance our existing products and services. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and services like Oracle Database, Oracle Application Server, Oracle E-Business Suite, Oracle Collaboration Suite, Oracle Customer Data Hub and Oracle On Demand and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancements to existing products do not deliver the functionality that our customer base demands, our customers may not renew software license updates and product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

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

We conduct a significant portion of our business in currencies other than the United States Dollar. We have no comparative advantage in forecasting these rates. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Our revenues and operating results are adversely affected when the United States Dollar strengthens relative to other currencies and are positively affected when the United States Dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the value of the United States Dollar positively affected revenues and operating results in fiscal 2004 and the first half of fiscal 2005. If the United States Dollar strengthens throughout the remainder of fiscal 2005 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fees and other agreements among our subsidiaries, our distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States Dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

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

We periodically have restructured our sales force, which can be disruptive. We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to the organization of our sales force to consolidate our Government, Education and Healthcare organizations into our North America Sales and Consulting organization, to focus our Latin America and Asia Pacific (excluding Japan) sales force separately on our database management software or applications software products and to simplify our coverage model. We are also currently in the process of separating our EMEA sales force between database management software and applications software. In the past, changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using a fair value method, we could have significant accounting charges. For example, in the first half of fiscal 2005, had we accounted for stock-based compensation plans using a fair value method prescribed under FASB Statement No. 123, as amended by Statement 148, net income would have been reduced by $78.5 million. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Statement 123(R) is effective beginning in our second quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first half of fiscal 2005, our research and development expenses were $639.2 million, or 13% of our total revenues. Our plans for the remainder of fiscal 2005 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

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

Oracle On Demand may not be successful. We offer outsourcing services for our products through our three core offerings; Oracle E-Business Suite On Demand, Oracle Collaboration Suite On Demand and Oracle Technology On Demand, delivered either at Oracle or at a customer designated location. Our Oracle On Demand business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our Oracle On Demand business is subject to a variety of risks including:

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

Our stock price could remain volatile and your investment could lose value. Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our planned acquisition and integration of PeopleSoft;

•	announcements regarding other acquisitions;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratio or other valuation measure for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Consequently, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended November 30, 2004, total interest income was $42.9 million with investments yielding an average 1.87%

on a worldwide basis. This interest rate level was up approximately 42 basis points from 1.45% for the three months ended November 30, 2003.

Table of Investment Securities:

The table below presents the cash, cash equivalent and investment balances, related weighted average interest rates and maturities for our investment portfolio at November 30, 2004. The cash, cash equivalent and investment balances approximate fair value at November 30, 2004.

	Amortized	Weighted Average
(Dollars in millions)	Principal Amount	Interest Rate

Cash and cash equivalents	$5,905	2.23%
Short-term investments (91 days-1 year)	3,531	1.51%

Total cash, cash equivalents and investments	$9,436	1.96%

The table above includes the United States dollar equivalent of cash, cash equivalents and investments, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

Amortized
Principal
Amount at
(in millions)	November 30, 2004

Euro	$499
Japanese Yen	868
British Pound	153
Chinese Renminbi	175
Canadian Dollar	87
South African Rand	55
Australian Dollar	84
Other currencies	548

Total cash, cash equivalents and short-term investments denominated in foreign currencies	$2,469

During fiscal 1997, we issued $150.0 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set on February 15, May 15, August 15 and November 15 of each year until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 4.10% as of November 30, 2004. The fair value of the interest rate swap is $5.6 million at November 30, 2004 and is included in other assets in the accompanying consolidated balance sheets.

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income, net in the accompanying condensed consolidated statements of operations were $15.7 million and $9.5 million in the six months ended November 30, 2004 and 2003, respectively. The fair value of the foreign currency forward contracts was $1.8 million and $(0.8) million as of November 30, 2004 and 2003.

Net Investment Risk. Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies and the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in other income, net.

At November 30, 2004, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $2.2 million and $0.5 million as of November 30, 2004 and 2003. The Yen investment hedge has a notional amount of $647.1 million and an exchange rate of 102.00 Yen for each United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $55.9 million and $48.4 million in the six months ended November 30, 2004 and 2003, respectively. Net gains on investment hedges reported in other income, net were $5.2 million and $3.7 million in the six months ended November 30, 2004 and 2003, respectively.

Item 4.	Controls and Procedures

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on May 31, 2005. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Finance and Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of fiscal 2005, we sold an aggregate of 13,209 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $147,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary and Flex Euro allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Ltd who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004, when the Board authorized an additional $2.0 billion. From the inception of the stock repurchase program in 1992 to November 30, 2004, a total of 1,768.2 million shares have been repurchased for approximately $20.1 billion. At November 30, 2004, approximately $2.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending November 30, 2004, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

September 1, 2004 - September 30, 2004	—	$—	—	$708.5
October 1, 2004 - October 31, 2004	24.4	12.32	24.4	2,408.5
November 1, 2004 - November 30, 2004	19.2	13.09	19.2	2,157.1

Total	43.6	$12.66	43.6

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 29, 2004.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2005 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

	Votes For	Votes Withheld
Director’s Name	(in millions)	(in millions)

Jeffrey O. Henley	4,344	140
Lawrence J. Ellison	4,377	107
Donald L. Lucas	4,355	129
Michael J. Boskin	4,346	138
Jack F. Kemp	4,422	62
Jeffrey S. Berg	4,308	176
Safra Catz	4,346	138
Hector Garcia-Molina	4,355	129
Joseph A. Grundfest	4,355	129
H. Raymond Bingham	4,242	242
Charles E. Phillips, Jr.	4,347	137

Proposal No. 2: The stockholders approved the adoption of the Company’s Fiscal Year 2005 Executive Bonus Plan with 4,325.4 million affirmative votes, 125.4 million negative votes and 33.0 million votes abstaining.

Proposal No. 3: The stockholders ratified the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2005 with 4,421.1 million affirmative votes, 36.3 million negative votes and 26.5 million votes abstaining.

Proposal No. 4: The stockholders approved the Company’s Amended and Restated 2000 Long-Term Equity Incentive Plan with 2,982.1 million affirmative votes, 339.3 million negative votes, 34.3 million votes abstaining and 1,128.2 million broker non-votes.

Proposal No. 5: The stockholders voted against a stockholder proposal to adopt the “China Business Principles for Rights of Workers in China” with 2,872.4 million negative votes, 173.9 million affirmative votes, 309.4 million votes abstaining and 1,128.2 million broker non-votes.

Item 5.	Other Information

The forms of agreements we enter into each fiscal year with our chief executive officer and our four other most highly compensated executive officers (determined by reference to compensation for each preceding fiscal year and hereinafter referred to as the “named executive officers”) under our Executive Bonus Plan are filed as exhibits to this Form 10-Q. Exhibit 10.15 is our form of non-sales Executive Bonus Plan agreement, and Exhibit 10.16 is our form of sales and consulting Executive Bonus Plan agreement.

The Executive Bonus Plan provides for the payment of cash bonuses to eligible senior officers based upon the attainment of certain performance criteria established by the Committee on Compensation and Management Development of the Board of Directors. The criteria established for our named executive officers for fiscal year 2005 include operating profit growth, license revenue growth, outsourcing bookings growth and licensing and consulting margins. The individual agreements specify which criteria apply to each covered participant.

The maximum bonus payment under the Executive Bonus Plan that any participant can receive in fiscal year 2005 is $7,500,000 less any other cash compensation (including base salary) she or he receives during fiscal year 2005 (i.e., total cash compensation cannot exceed $7,500,000 in fiscal year 2005).

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.15	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Non-Sales
10.16	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting
10.17	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Harry L. You
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: December 21, 2004	By: /s/ HARRY L. YOU Harry L. You, Executive Vice President and Chief Financial Officer

Dated: December 21, 2004	By: /s/ JENNIFER L. MINTON Jennifer L. Minton, Senior Vice President, Finance and Operations and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.15	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Non-Sales
10.16	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting
10.17	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act— Harry L. You
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act