Form 10-Q
period 2005-02-28
ORACLE CORP /DE/
filed 2005-03-25
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

The number of shares of registrant’s common stock outstanding as of March 21, 2005: 5,141,381,025

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 28, 2005 and May 31, 2004
(Unaudited)

	February 28,	May 31,
(in millions, except per share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$7,221	$4,138
Marketable securities	1,911	4,449
Trade receivables, net of allowances of $290 and $364	1,856	2,012
Other receivables	244	322
Deferred tax assets	344	301
Prepaid expenses and other current assets	345	114

Total current assets	11,921	11,336

Non-current assets:
Property, net	1,471	1,068
Intangible assets	3,344	39
Goodwill	6,600	41
Other assets	431	279

Total non-current assets	11,846	1,427

Total assets	$23,767	$12,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$7,209	$9
Accounts payable	307	191
Income taxes payable	789	929
Accrued compensation and related benefits	511	556
Accrued restructuring	242	—
Deferred revenues	1,935	1,497
Other current liabilities	1,244	1,090

Total current liabilities	12,237	4,272

Non-current liabilities:
Notes payable and long-term debt, net of current portion	159	163
Deferred tax liabilities	920	59
Accrued restructuring	107	—
Deferred revenues	101	35
Other long-term liabilities	373	239

Total non-current liabilities	1,660	496

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value— authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital— authorized: 11,000 shares; outstanding: 5,136 shares at February 28, 2005 and 5,171 shares at May 31, 2004	6,372	5,456
Retained earnings	3,245	2,383
Deferred stock-based compensation	(69)	—
Accumulated other comprehensive income	322	156

Total stockholders’ equity	9,870	7,995

Total liabilities and stockholders’ equity	$23,767	$12,763

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 28, 2005 and February 29, 2004
(Unaudited)

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2005	2004	2005	2004

Revenues:
New software licenses	$947	$847	$2,481	$2,227
Software license updates and product support	1,389	1,176	3,816	3,325

Software revenues	2,336	2,023	6,297	5,552
Services	614	486	1,624	1,528

Total revenues	2,950	2,509	7,921	7,080

Operating expenses:
Sales and marketing	666	525	1,701	1,503
Software license updates and product support	160	143	437	407
Cost of services	552	439	1,420	1,337
Research and development	408	322	1,031	934
General and administrative	145	130	400	370
Amortization of intangible assets	81	8	97	29
Acquisition related	51	15	103	43
Restructuring	107	—	107	—
Stock-based compensation(1)	10	—	10	—

Total operating expenses	2,180	1,582	5,306	4,623

Operating income	770	927	2,615	2,457
Interest expense	(58)	(4)	(69)	(18)
Non-operating income, net	59	24	117	87

Income before provision for income taxes	771	947	2,663	2,526
Provision for income taxes	231	312	799	835

Net income	$540	$635	$1,864	$1,691

Earnings per share:
Basic	$0.11	$0.12	$0.36	$0.32
Diluted	$0.10	$0.12	$0.36	$0.32
Weighted average common shares outstanding:
Basic	5,122	5,218	5,133	5,225
Diluted	5,230	5,337	5,229	5,340

(1) Components of stock-based compensation:
Sales and marketing	$2	$—	$2	$—
Software license updates and product support	1	—	1	—
Cost of services	3	—	3	—
Research and development	3	—	3	—
General and administrative	1	—	1	—

Total stock-based compensation	$10	$—	$10	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2005 and February 29, 2004
(Unaudited)

	Nine Months Ended

	February 28,	February 29,
(in millions)	2005	2004

Cash Flows From Operating Activities:
Net income	$1,864	$1,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	150
Amortization of intangible assets	97	29
Net investment gains related to equity securities	(1)	(30)
Deferred income taxes	(117)	45
Minority interests in income	27	23
Stock-based compensation	10	—
Non-cash restructuring	33	—
Non-cash acquisition related	34	—
Changes in operating assets and liabilities, net of effects from PeopleSoft acquisition:
Decrease in trade receivables	824	432
Decrease in prepaid expenses and other assets	196	82
Decrease in accounts payable and other liabilities	(455)	(109)
Decrease in income taxes payable	(121)	(76)
Increase (decrease) in deferred revenues	24	(60)

Net cash provided by operating activities	2,557	2,177

Cash Flows From Investing Activities:
Purchases of marketable securities	(6,545)	(7,578)
Proceeds from maturities and sale of marketable securities	10,537	5,829
Acquisitions, net of cash acquired	(9,892)	(12)
Capital expenditures	(150)	(144)
Increase in other assets	(5)	(8)

Net cash used for investing activities	(6,055)	(1,913)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,095)	(1,027)
Proceeds from issuance of common stock	360	241
Proceeds from borrowings under bridge loan	9,200	—
Repayment of debt	(2,000)	(150)
Distributions to minority interests	(44)	(31)

Net cash provided by (used for) financing activities	6,421	(967)

Effect of exchange rate changes on cash and cash equivalents	160	158

Net increase (decrease) in cash and cash equivalents	3,083	(545)
Cash and cash equivalents at beginning of period	4,138	4,737

Cash and cash equivalents at end of period	$7,221	$4,192

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$504	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005
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

We believe that all necessary adjustments have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

2.	PEOPLESOFT ACQUISITION

Pursuant to our Agreement and Plan of Merger with PeopleSoft Inc., a Delaware corporation, dated December 12, 2004 (Agreement Date), we acquired approximately 75% and 97% of the outstanding common stock of PeopleSoft (including shares subject to guaranteed delivery) for $26.50 per share in cash as of December 29, 2004 and January 6, 2005, respectively (Acquisition). On January 7, 2005, we completed the merger of our wholly-owned subsidiary with and into PeopleSoft (Merger) and converted each remaining outstanding share of PeopleSoft common stock not tendered, aggregating $543.3 million, into a right to receive $26.50 per share in cash, without interest. As of February 28, 2005, $37.6 million remained payable to PeopleSoft stockholders who had not submitted their shares. We have included the financial results of PeopleSoft in our condensed consolidated financial statements beginning December 29, 2004 (Acquisition Date), the date we acquired a majority interest. The minority interest in the earnings of PeopleSoft for the period from December 29, 2004 to January 7, 2005 was nominal.

We believe our acquisition of PeopleSoft supports our long-term strategic direction, strengthens our competitive position in the enterprise applications market, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

The Acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 29, 2004. The total preliminary purchase price is $11.1 billion, including the fair value of PeopleSoft stock options assumed and estimated acquisition related transaction costs, and is comprised of:

(in millions)

Cash paid or payable to acquire the outstanding common stock of PeopleSoft (400.2 million shares at $26.50 per share)	$10,605
Fair value of PeopleSoft stock options assumed	492
Acquisition related transaction costs	15

Total preliminary purchase price	$11,112

The fair value of options assumed was determined using an average price of $13.86, which represented the average closing price of our common stock from two trading days before to two trading days after the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Agreement Date and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the Acquisition Date: expected life from vest date ranging from 90 days to 1.31 years, risk-free interest rate of 2.5% - 3.4%, expected volatility of 32% and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of Oracle options exchanged was determined by multiplying the number of PeopleSoft options outstanding at closing and the amount determined by dividing $26.50 by the average closing price of our common stock for the 10 trading days preceding the Merger, which was $13.52. Approximately 48 million of the 97 million PeopleSoft options outstanding were fully vested as of the Merger. The portion of the intrinsic value of unvested PeopleSoft options related to future service has been allocated to deferred stock-based compensation and is being amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.6 years.

Acquisition related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Acquisition and Merger.

Preliminary Purchase Price Allocation

Under business combination accounting, the total preliminary purchase price was allocated to PeopleSoft’s net tangible and identifiable intangible assets based on their estimated fair values as of December 29, 2004 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuation and the final determination of restructuring costs as described in Note 3. The primary areas of the purchase price allocation which are not yet finalized relate to identifiable intangible assets, the fair value of deferred support revenues, the fair value of consulting contract obligations assumed, restructuring costs, income and non-income based taxes, and residual goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

(in millions)

Cash and marketable securities	$2,202
Trade receivables	605
Other current assets	310
Property	379
Goodwill	6,559
Intangible assets	3,384
Other non-current assets	109
Accounts payable and accrued liabilities	(697)
Restructuring (See Note 3)	(400)
Deferred revenues	(396)
Deferred tax liabilities, net	(1,019)
Other non-current liabilities	(37)
Deferred stock based compensation	80
In-process research and development	33

Total preliminary purchase price	$11,112

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of PeopleSoft’s products. Our fair value of intangible assets was based, in part, on a preliminary valuation completed by Standard & Poor’s Corporate Value Consulting using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 10% to 20%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at February 28, 2005:

			Net Book Value
			as of	Estimated
	Preliminary	Accumulated	February 28,	Useful
(Dollars in millions)	Fair Value	Amortization	2005	Life

Software support agreements and related relationships	$2,101	$(35)	$2,066	10 years
Developed technology	614	(20)	594	5 years
Core technology	349	(12)	337	5 years
Customer contracts	250	(4)	246	10 years
Trademarks	70	(2)	68	7 years

Total intangible assets	$3,384	$(73)	$3,311

Developed technology, which is comprised of products that have reached technological feasibility, includes products across most of PeopleSoft’s product lines, principally the PeopleSoft Enterprise, JD Edwards Enterprise One and JD Edwards World products. Core technology represents a combination of PeopleSoft processes, patents, trade secrets and know-how related to the design and development of its applications products. This proprietary knowledge can be leveraged to develop new technology and improve our applications software products. Customer contracts and software support agreements and related relationships represent the underlying relationships and agreements with PeopleSoft’s existing customers. Trademarks represent the estimated fair value of the PeopleSoft and JD Edwards trade names and trademarks. Intangible assets are being amortized using the straight-line method. However, upon completion of our valuation process, we may conclude that intangible assets should be amortized using an accelerated method.

In-Process Research and Development

In-process research and development (IPR&D) represents incomplete PeopleSoft research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the PeopleSoft Enterprise financial management system, human capital management, supply chain management and customer relationship management modules, which had not yet reached technological feasibility at the time of acquisition and have no alternative future use.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Deferred Revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligation assumed from PeopleSoft in connection with the Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in PeopleSoft software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because PeopleSoft had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of PeopleSoft’s December 29, 2004 deferred support revenue by $427 million to $286 million, which amount represents our estimate of the fair value of the support obligation assumed.

As of the Acquisition Date, PeopleSoft had entered into support agreements for which the underlying service period had not yet started and for which PeopleSoft had not yet been paid. These support agreements were not reflected on PeopleSoft’s December 28, 2004 balance sheet since the service period had not yet begun and payment had not yet been received. We have recorded an intangible asset of $208 million to reflect the fair value of these contracts as of the Acquisition Date. The fair value of these contracts was determined on the same basis used to value the support contracts reflected on PeopleSoft’s December 28, 2004 balance sheet. This intangible asset is reflected as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of February 28, 2005. We are amortizing this intangible asset over the term of the support contracts. The amortization is being reflected as a reduction to software license updates and product support revenues. Accordingly, the revenue recorded under these contracts will reflect the fair value to fulfill the assumed obligations.

As a result of the adjustments to record PeopleSoft’s support obligations assumed at fair value, $635 million of software license updates and product support revenue that would have been otherwise recorded by PeopleSoft as an independent entity will not be recognized in our consolidated results of operations. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts over the remaining term of the contracts, the majority of which are one year. Software license updates and product support revenues for the third quarter and nine months of fiscal 2005 were reduced by $143 million as a result of reflecting the support obligations at estimated fair value.

Pre-Acquisition Contingencies

We have currently not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation. See Note 13 for a discussion of the proposed treatment of any liabilities arising from the PeopleSoft customer assurance program.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle and PeopleSoft, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our bridge loan (see Note 5) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended February 28, 2005 includes severance expenses of $224 million recorded by PeopleSoft in their historical statements of operations related to change in control provisions that were triggered as part of our Agreement and Plan of Merger in December 2004. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical PeopleSoft support revenues, adjustments to depreciation on acquired property, the charge for IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, acquisition and tender offer costs reflected in Oracle’s and PeopleSoft’s historical statements of operations for periods prior to our Agreement and Plan of Merger, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the three months ended February 28, 2005 combines the historical results for Oracle for the three months ended February 28, 2005 and the historical results for PeopleSoft for the period from December 1, 2004 to December 28, 2004. The unaudited pro forma financial information for the nine months ended February 28, 2005 combines the historical results for Oracle for the nine months ended February 28, 2005 and the historical results for PeopleSoft from June 1, 2004 to December 28, 2004. The unaudited pro forma financial information for the three and nine months ended February 29, 2004 combines the historical results for Oracle for those periods, with the historical results for PeopleSoft for the three and nine months ended February 29, 2004.

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2005	2004	2005	2004

Total revenues	$3,327	$3,008	$9,399	$8,581
Net income	$369	$381	$1,366	$1,100
Basic net income per share	$0.07	$0.07	$0.27	$0.21
Diluted net income per share	$0.07	$0.07	$0.26	$0.21

3.	RESTRUCTURING ACTIVITIES

During the third quarter of fiscal 2005, management approved and initiated plans to restructure both the pre-merger operations of Oracle and PeopleSoft to eliminate certain duplicative activities, focus on strategic product and customer bases and reduce our cost structure. The restructuring charges recorded in the third quarter are based on restructuring plans that have been committed to by management. Although we have not completed our integration, which we expect will be substantially completed within the next six months, we currently estimate total restructuring costs associated with exiting activities of pre-merger Oracle and PeopleSoft to approximate $611 million.

Acquisition Related Restructuring Costs Expensed in Fiscal 2005

We recorded approximately $107 million of expenses in connection with restructuring the pre-merger Oracle organization, which primarily included employee severance, including $33 million in non-cash stock-based compensation charges, and facility consolidations in the third quarter of fiscal 2005. We expect to incur $104 million of additional restructuring charges in the next several quarters. Total expected costs under this

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

plan are $211 million. Oracle employees were or will be terminated under this restructuring plan, subject to final negotiations with local country employee worker councils, which could continue for up to nine months. These costs are recorded as restructuring expenses in the accompanying condensed consolidated statements of operations. Changes to the estimates of executing the currently approved plans of restructuring the pre-merger Oracle organization will be reflected in our future results of operations.

The following table shows the activity related to the restructuring liabilities that pertain to the pre-merger operations of Oracle as of February 28, 2005:

(in millions)	Severance	Facilities	Total

Initial estimated restructuring costs	$90	$17	$107
Cash payments	(27)	—	(27)
Non-cash items	(33)	—	(33)

Restructuring liabilities as of February 28, 2005	$30	$17	$47

Liabilities aggregating $30 million related to exiting certain pre-merger activities of Oracle are recorded in accrued restructuring, current in the condensed consolidated balance sheets. The remaining $17 million, which relates primarily to facility obligations for which we expect to incur costs through 2012, is recorded in accrued restructuring, non-current.

Estimated Acquisition Related Restructuring Costs Accounted for in Fiscal 2005 as a Cost of Acquisition

We recorded approximately $400 million of restructuring costs in connection with restructuring the pre-merger PeopleSoft organization, which primarily included employee severance, facility consolidation costs, and contract termination costs. PeopleSoft employees were or will be terminated under this restructuring plan, subject to such matters as final negotiations with local country employee worker councils, which could continue for up to nine months. Severance payments made to pre-merger PeopleSoft employees were covered by plans established by PeopleSoft and subsequently assumed by Oracle upon the completion of the Acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire PeopleSoft, and, accordingly, have resulted in an increase to goodwill. A portion of the restructuring liabilities related to facility lease commitments is classified as long-term liabilities in the accompanying balance sheets.

Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of PeopleSoft are recorded as an adjustment to goodwill while increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of PeopleSoft:

(in millions)	Severance	Facilities	Other	Total

Initial estimated restructuring costs	$216	$135	$49	$400
Cash payments	(93)	(5)	—	(98)

Restructuring liabilities as of February 28, 2005	$123	$130	$49	$302

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Liabilities aggregating $212 million related to exiting certain pre-merger activities of PeopleSoft are recorded in accrued restructuring, current, in the accompanying condensed consolidated balance sheets. The remaining $90 million, which relate to facility obligations that we expect to incur costs for through 2012, is recorded in accrued restructuring, non-current.

4.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the Agreement Date, certain professional fees associated with integration activities, as well as salary costs and retention bonuses for general and administrative as well as research and development transitional employees who will be terminated upon the completion of the legal entity and integration activities.

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

In-process research and development	$33	$—	$33	$—
Tender offer costs	6	15	58	43
Transitional employee related costs	12	—	12	—

Total acquisition related charges	$51	$15	$103	$43

We also incurred $5.5 million in commitment fees related to an unused $1.5 billion acquisition credit facility that expired in December 2004, which we recognized as interest expense in the accompanying condensed consolidated statement of operations in the nine months ended February 29, 2004.

5.	BORROWINGS

On December 28, 2004, we entered into a $9.5 billion unsecured 364-day term loan agreement (Bridge Loan) with Wachovia Bank National Association, Credit Suisse First Boston and certain other syndicated lenders for the acquisition of PeopleSoft common shares and for related costs, fees and expenses.

Borrowings under the Bridge Loan bear interest at a rate per annum equal to, at our option, (i) the higher of Wachovia Bank’s prime rate and the rate equal to the federal funds effective rate plus 1/2 of 1% (Base Rate borrowing) or (ii) a rate based on the London interbank offered rate from time to time plus a margin which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt (Eurodollar Rate borrowing).

On December 29, 2004, we borrowed $9.2 billion under the Bridge Loan. We initially elected a Base Rate borrowing which we converted into two Eurodollar Rate borrowings on December 31, 2004. The first Eurodollar Rate borrowing of $2.0 billion (effective interest rate of 2.92%) was repaid on February 28, 2005.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

The effective interest rate on the second Eurodollar Rate borrowing of $7.2 billion is 3.01%. All amounts borrowed are due on or before December 27, 2005. As of February 28, 2005, we believe we were in compliance with all loan covenants on our Bridge Loan.

	February 28,	May 31,
(in millions)	2005	2004

Bridge loan due December 2005	$7,200	$—
Notes payable due May 2005	9	9

Short-term borrowings and current portion of long-term debt	7,209	9

6.91% Senior notes due February 2007	153	157
Notes payable due May 2007	6	6

Notes payable and long-term debt	159	163

Total borrowings	$7,368	$172

6.	DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	February 28,	May 31,
(in millions)	2005	2004

Software license updates and product support	$1,638	$1,329
Services	205	99
New software licenses	92	69

Total current deferred revenues	1,935	1,497

Software license updates and product support, long-term	101	35

Total non-current deferred revenues	101	35

Total deferred revenues	$2,036	$1,532

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year. Deferred service revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services.

As discussed in Note 2, we recorded adjustments totaling $635 million to reduce PeopleSoft’s support obligations as of December 28, 2004 to its estimated fair value. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

7.	STOCK-BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors under stockholder approved stock option programs and provide employees the right to purchase our stock pursuant to employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As discussed in Note 2, we assumed 97 million PeopleSoft stock options in connection with the Acquisition. For pro forma disclosures, the estimated fair value of the options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

		Three Months Ended		Nine Months Ended

		February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)		2005	2004	2005	2004

Net income, as reported		$540	$635	$1,864	$1,691
Add:	Employee compensation expense included in net income, net of related tax effects	30	—	30	—
Deduct:	Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects(1)	(42)	(58)	(121)	(141)

Pro forma net income		$528	$577	$1,773	$1,550

Earnings per share:
	Basic—as reported	$0.11	$0.12	$0.36	$0.32
	Basic—pro forma	$0.10	$0.11	$0.35	$0.30
	Diluted—as reported	$0.10	$0.12	$0.36	$0.32
	Diluted—pro forma	$0.10	$0.11	$0.34	$0.29

(1)	Includes reversal of unearned stock compensation expense for forfeitures, net of related tax effects of $14.0 million and $21.9 million in the three and nine months ended February 28, 2005 and $4.7 and $51.6 million in the three and nine months ended February 29, 2004.

We estimate the fair value of our options using a Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted, excluding the PeopleSoft options assumed in connection with the Acquisition, and the option component of

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

the employee purchase plan shares were estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Employee and Director Stock Options

Expected life from vest date (in years)	1.41	1.30	1.28-2.54	1.26-3.00
Risk-free interest rate	3.59-4.05%	1.65-2.94%	2.40-4.05%	1.65-4.09%
Volatility	30%	37%	30-37%	37-44%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$3.85	$4.37	$3.44	$4.78
Employee Stock Purchase Plan

Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.92%	1.02%	1.69-2.92%	1.02-1.10%
Volatility	32%	40%	32-37%	40-48%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$2.76	$2.97	$2.98	$3.06

8.	STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to February 28, 2005, a total of 1,768.2 million shares have been repurchased for approximately $20.1 billion. We repurchased 93.9 million shares for $1.1 billion and 78.3 million shares for $1.0 billion during the nine months ended February 28, 2005 and February 29, 2004, respectively. We did not repurchase any shares in the third quarter of fiscal 2005. At February 28, 2005, approximately $2.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

9.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations.

The effective tax rate was 30.0% for the third quarter and first nine months of fiscal 2005 as compared to 33.0% and 33.1% for the corresponding prior year periods. The effective tax rate for fiscal 2005 on income before provision for income taxes was reduced to 30.0% in the second quarter from 31.0% in the first quarter. The decrease in the year-to-date effective tax rate is attributable to higher earnings in low tax rate jurisdictions combined with a weakening dollar in those same jurisdictions. In the third quarter, the effective rate was increased as a result of non-deductible expenses related to IPR&D and additional taxes associated with tender offer costs incurred from June 9, 2003 to December 12, 2004 for PeopleSoft that, upon acquisition, had to be capitalized into the basis of the stock for tax purposes. This increase was partly offset by the favorable settlement of several domestic and international audits resulting in the release of $27 million of tax contingency accruals. Also benefiting the third quarter effective tax rate was a net favorable revision to estimated tax accruals of $12 million upon filing fiscal 2004 income tax returns. In fiscal 2004, the effective tax

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

rate is a blend of the effective tax rate on income before provision for income taxes, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first nine months of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter.

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

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 replacing the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. In the long term we expect this new deduction to provide a similar tax benefit as the ETI tax incentive has in the past. We may have a small reduction in our fiscal year 2005 tax benefit as the transition rules create a short-term gap in the benefit we receive.

The American Jobs Creation Act also introduced a special one-time 85% dividends received deduction on the repatriation of certain foreign earnings, provided certain criteria are met. However, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings we may repatriate. We expect to complete our evaluation in the fourth quarter of fiscal 2005. The maximum amount available for repatriation is $3.1 billion and the additional income tax associated with the maximum amount ranges from $100 to $300 million.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

10.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2005	2004	2005	2004

Net income	$540	$635	$1,864	$1,691

Weighted average common shares outstanding	5,122	5,218	5,133	5,225
Dilutive effect of employee stock plans	108	119	96	115

Diluted weighted average common shares outstanding	5,230	5,337	5,229	5,340

Basic earnings per share	$0.11	$0.12	$0.36	$0.32
Diluted earnings per share	$0.10	$0.12	$0.36	$0.32
Shares subject to anti-dilutive options excluded from calculation(1)	117	102	135	128

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

11.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

Net income	$540	$635	$1,864	$1,691
Net foreign currency translation gains (losses)	(6)	114	189	179
Reversal of unrealized gain on equity securities, net	—	—	—	(25)
Unrealized gain on equity securities, net	3	—	2	1
Equity hedge gains (losses), net	10	(4)	(24)	(34)

Comprehensive income	$547	$745	$2,031	$1,812

12.	SEGMENT REPORTING

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

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

The new software license line of business is engaged in the licensing of database technology software and applications software. Database technology software includes database management software, application server software, development tools and collaboration software. Applications software includes financials, projects, marketing, sales, order management, procurement, supply chain, manufacturing, services and human resources that can be used to automate business processes and provide business intelligence. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

The following table presents a summary of our operating segments(1):

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

New software licenses:
Revenues(2)	$946	$845	$2,476	$2,221
Sales and distribution expenses	537	434	1,366	1,212

Margin(3)	$409	$411	$1,110	$1,009
Software license updates and product support:
Revenues(2)	$1,531	$1,177	$3,959	$3,325
Cost of services	131	132	386	380

Margin(3)	$1,400	$1,045	$3,573	$2,945
Total software business:
Revenues(2)	$2,477	$2,022	$6,435	$5,546
Expenses	668	566	1,752	1,592

Margin(3)	$1,809	$1,456	$4,683	$3,954
Consulting:
Revenues(2)	$468	$370	$1,209	$1,156
Cost of services	404	317	1,025	961

Margin(3)	$64	$53	$184	$195
Advanced product services:
Revenues(2)	$77	$64	$226	$193
Cost of services	66	60	185	170

Margin(3)	$11	$4	$41	$23
Education:
Revenues(2)	$71	$53	$194	$185
Cost of services	57	48	157	151

Margin(3)	$14	$5	$37	$34
Total services business:
Revenues(2)	$616	$487	$1,629	$1,534
Cost of services	527	425	1,367	1,282

Margin(3)	$89	$62	$262	$252
Totals:
Revenues(2)	$3,093	$2,509	$8,064	$7,080
Expenses	1,195	991	3,119	2,874

Margin(3)	$1,898	$1,518	$4,945	$4,206

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. See the reconciliation of operating segment revenues to total revenues below.
(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Reconciliation of operating segment revenues to total revenues

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

Total revenues for reportable segments	$3,093	$2,509	$8,064	$7,080
Software license updates and product support revenues	(143)	—	(143)	—

Total revenues	$2,950	$2,509	$7,921	$7,080

As discussed in Note 2, we recorded adjustments totaling $635 million to reduce PeopleSoft’s support obligations as of December 28, 2004 to its estimated fair value. Consequently, software license updates and product support revenues related to existing PeopleSoft support contracts in the amount of $143 million, that would have been otherwise recorded by PeopleSoft as an independent entity, were not recognized in the third quarter and first nine months of fiscal 2005. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended		Nine Months Ended

	February 28,	February 29,	February 28,	February 29,
(in millions)	2005	2004	2005	2004

Total margin for reportable segments	$1,898	$1,518	$4,945	$4,206
Software license updates and product support revenues	(143)	—	(143)	—
Product development and information technology expenses	(510)	(395)	(1,270)	(1,149)
Marketing and partner program expenses	(111)	(78)	(286)	(249)
Corporate and general and administrative expenses	(114)	(95)	(312)	(276)
Amortization of intangible assets	(81)	(8)	(97)	(29)
Acquisition related	(51)	(15)	(103)	(43)
Restructuring	(107)	—	(107)	—
Stock-based compensation	(10)	—	(10)	—
Interest expense	(58)	(4)	(69)	(18)
Non-operating income, net	58	24	115	84

Income before provision for income taxes	$771	$947	$2,663	$2,526

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

13.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time subsequent to the Acquisition. The payment is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on the Acquisition Date. In general, a customer might argue that a payment is due under the CAP if each of the following events occurs:

•	Either within one year or two years (depending upon the applicable version of the CAP) from the contract effective date, there is an acquisition of PeopleSoft, as specifically described in the version; and

•	Either within two or four years (depending upon the applicable version of the CAP) from the contract effective date, the acquiring company takes any of the following actions:

–	Discontinues or reduces support services.

–	Announces its intention to not provide updates or new releases for PeopleSoft products (Version One of the CAP).

–	Discontinues licensing PeopleSoft products to new or (for Versions Two through Six of the CAP) existing customers.

–	Delays the timing of release of updates or new releases compared to the timing of updates and new releases delivered in the release cycle prior to the acquisition (for Versions Two and Three of the CAP).

–	Discontinues providing updates that, for Versions Two through Six of the CAP, are of the same frequency and quality as those delivered (i) by PeopleSoft in the release cycle completed prior to the acquisition or (ii) for Version Six of the CAP only, by Oracle for any comparable products.

–	Materially reduces the amount of money or resources (for Versions Two and Three of the CAP) allocated to develop updates for the supportable modules or to provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition.

–	Reduces or limits the ability of the supportable modules to integrate or operate with certain third party products (for Versions Two and Three of the CAP)

•	The customer requests the payment in writing by a specified date. In addition, from the contract date to the date of the request, the customer must have been a continuous, compliant subscriber to support services; and

•	The customer has timely paid for support services in accordance with the terms of the customer’s then-operative software support agreement.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

The maximum potential penalty under the CAP, by version, as of February 28, 2005 was as follows:

		Maximum
		Potential Penalty
CAP Version	Dates Offered to Customers(1)	(in millions)

Version 1	June 2003 – September 12, 2003	$76 (2)
Version 2	September 12, 2003 – September 30, 2003	170
Version 3	September 30, 2003 – November 7, 2003	40
Version 4	November 18, 2003 – June 30, 2004	1,352
Version 5	June 16, 2004 – December 28, 2004	792
Version 6	October 12, 2004 – December 28, 2004	1,106

		$3,536

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

(2)	As of February 28, 2005, all but two contracts containing Version One of the CAP have expired by their terms. $76 million is the maximum potential payment under the two remaining Version 1 CAP contracts.

The purported CAP obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the Acquisition Date, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms.

We are recognizing as revenue, the fair value of acquired PeopleSoft software support contracts on a pro rata basis over the remaining term of software support period, generally less than one year. This is consistent with Oracle’s revenue recognition policy for software support revenues. Post-acquisition customer license transactions for PeopleSoft products do not include CAP provisions. The timing of revenue recognition for post-acquisition license and software support renewal transactions will not be affected by Oracle’s acquisition of PeopleSoft and the assumption of the purported CAP obligations. The CAP provisions will not impact the timing of recognition of post-acquisition license or software support renewal revenues for the following reasons:

•	The contingent CAP penalty is definitively capped as of the purchase date of the respective PeopleSoft licenses on a customer by customer basis and will not subsequently increase as a result of any post-acquisition renewals of software support by the customer.

•	The CAP language itself does not serve to create an obligation on the part of Oracle to provide a specified upgrade to any customers that purchased licenses subject to the CAP. We have publicly stated that customers will receive updates for as long as they continue to purchase software support and that we intend to provide a level of support services that would not trigger the penalty provisions under the requirements of the various CAP’s. We provide software license updates on a when-and-if available basis to those customers who have purchased support.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

•	Recording software support revenue over the term of the software support arrangements (generally one year) will result in the recognition of post-acquisition maintenance revenues from former PeopleSoft customers based upon the fair value of the services rendered (as determined by the optional renewal of these services) and would properly match the maintenance revenue with the associated costs of providing any upgrades and support services.

14.	LEGAL PROCEEDINGS

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. On June 20, 2001, the court consolidated the class actions into a single action and appointed a lead plaintiff and class counsel. A consolidated amended complaint, adding our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants, was filed on August 3, 2001. The consolidated amended complaint was brought on behalf of purchasers of our stock during the period from December 15, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. On March 12, 2002, the court granted our and the individual defendants’ motion to dismiss the amended consolidated complaint. On April 10, 2002, plaintiffs filed a first amended consolidated complaint, brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. On September 11, 2002, the court granted defendants’ motion to dismiss that complaint. On October 11, 2002, the plaintiffs filed a second amended complaint. In this second amended complaint, the plaintiffs added allegations that the defendants engaged in accounting violations and made misstatements about our financial performance, beginning on December 14, 2000 through March 1, 2001. On March 24, 2003, the court dismissed the second amended complaint with prejudice. Plaintiffs appealed that dismissal and, on September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The Company and the individual defendants petitioned for rehearing of the Ninth Circuit’s decision, and on October 21, 2004, the petition for rehearing was denied. A trial date has been set for September 11, 2006. Currently, the parties are conducting discovery. We believe that we have meritorious defenses against this action and we will continue to vigorously defend it. No class has been certified.

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves, committed constructive fraud and breached contracts with us, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information, and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. Plaintiffs filed a motion to amend the complaint in the Delaware Derivative Action to dismiss all defendants other than our

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

Chief Executive Officer and our then Chief Financial Officer, which was granted by a stipulation of all the parties and order of the court on September 23, 2003. The two remaining defendants filed a motion for summary judgment seeking judgment in their favor on all claims in the Delaware Action. Plaintiffs’ opposition to the summary judgment motion was filed on June 15, 2004, and the defendants filed reply papers on July 16, 2004. On September 2 and 3, 2004, the Delaware court conducted a hearing on the summary judgment motion. On November 24, 2004, the Delaware Court issued an opinion, granting the summary judgment motion, and dismissing all of plaintiffs’ claims in the Delaware Action. On December 23, 2004, plaintiffs filed a notice of appeal. On March 1, 2005, plaintiffs filed the opening brief in support of their appeal, seeking a reversal of the portion of the Delaware Court’s November 24, 2004 opinion that concerns our Chief Executive Officer. That brief does not seek appellate review of the dismissal of plaintiffs’ claims against our then Chief Financial Officer. Defendants’ opposition briefs are due by April 1, 2005, and plaintiffs’ reply is due on April 11, 2005. The Delaware Supreme Court has scheduled oral argument for April 13, 2005.

Regarding the San Mateo and Federal Derivative Actions, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. Also, pursuant to a stipulation of the parties and order of the San Mateo Court, all causes of action, except the cause of action brought under the California Corporations Code, have been dismissed and instead will be adjudicated in the Delaware Derivative Action. A trial date has been set for September 1, 2005. On March 5, 2004, the Northern District Court issued an order dismissing all defendants other than our Chief Executive Officer and Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

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

In connection with our unsolicited offer for PeopleSoft, we have been involved in several legal proceedings and may be party to additional legal proceedings in the future:

•	Antitrust litigation brought against us by the U.S. Department of Justice and numerous states concluded in September 2004 with a final judgment in our favor, and the governments concluded not to appeal this judgment.

•	We initiated legal proceedings on June 18, 2003 against PeopleSoft and its board of directors in the Court of Chancery of the State of Delaware alleging breach of fiduciary duty and other claims.

•	In June 2003, PeopleSoft filed suit against us in the Superior Court of the State of California, County of Alameda, alleging unlawful interference, trade libel and false advertising.

•	Stockholder class actions were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after June 6, 2003 against PeopleSoft and its directors. These actions were subsequently consolidated into a single action (the PeopleSoft Delaware Action). During the same

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

period, similar stockholder class action lawsuits were filed in the Superior Court for the County of Alameda and later consolidated into a single action by order of the court (the PeopleSoft California Action). The Actions were brought by alleged shareholders of PeopleSoft and alleged that the defendants had breached their fiduciary duties in connection with their response to the unsolicited offer, and in the case of the PeopleSoft California Action, that the defendants had breached their fiduciary duties in connection with their decision to acquire J.D. Edwards World Solutions Company and the implementation of the 2003 Directors’ Stock Plan. The actions ultimately sought as relief an injunction, an accounting, and damages. We became a party to these Actions by virtue of the merger.

The court has entered an order of dismissal on mootness grounds of one of the actions in the PeopleSoft California Action. We anticipate dismissals on the grounds of mootness of the remaining actions in California and the actions consolidated in the PeopleSoft Delaware Action.

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are directly and indirectly infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which plaintiffs claim to own, and that the alleged infringement is willful. Plaintiffs seek monetary damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We answered the complaint on January 22, 2003, denying infringement and asserting affirmative defenses. Also on January 22, 2003, we counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable, and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing and on September 21, 2004, it issued a Markman order. The parties served their expert reports on February 2, 2005. Those expert reports included Mangosoft’s addressing its infringement and damages allegations and our’s on invalidity. Service of rebuttal expert reports is due April 12, 2005. Discovery closes on April 27, 2005, with dispositive motions to be filed by May 12, 2005 and such motions to be heard on a June 27, 2005. No trial date has been set.

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

15.	NEW ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

2.	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Statement 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005, with earlier adoption permitted. We expect to adopt this new standard at the beginning of our fiscal year ending May 31, 2006 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. Following our adoption of Statement 123(R), we expect that diluted earnings per share for fiscal 2006 will be reduced by approximately $0.02.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 was effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, we will not be able to determine the amount of foreign earnings we may repatriate. We will complete our evaluation in the fourth quarter of fiscal 2005. The maximum amount available for repatriation is $3.1 billion and the additional income tax associated with the maximum amount ranges from $100 to $300 million.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2005
(Unaudited)

16.	SUBSEQUENT EVENTS

Tender Offer for Retek, Inc.

On March 7 and 8, 2005, we purchased a net total of 5.5 million shares of common stock of Retek Inc., representing nearly 10 percent of Retek’s outstanding stock, in brokerage transactions at prevailing market prices for approximately $45.1 million.

On March 9, 2005, we commenced a cash tender offer to purchase all outstanding shares of Retek common stock for $9.00 per share. On March 18, 2005, we increased the price of our offer to Retek stockholders to $11.25 per share in cash. On March 22, 2005, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with Retek, and in connection therewith we paid a $25 million termination fee on behalf of Retek to terminate a February 28, 2005 merger agreement that Retek had entered into with SAP America, Inc. Our offer to acquire Retek will expire on April 5, 2005, unless its extended. We expect that we will need approximately $674 million to purchase all shares of Retek stock that we estimate will be outstanding upon the expiration of the tender offer and to cash out all in-the-money options. We expect to fund the acquisition from our internally available cash and marketable securities, cash generated from operations or our Credit Facility discussed below.

364-Day Revolving Credit Agreement

On March 18, 2005, we entered into a 364-day revolving credit agreement (Credit Agreement). The Credit Agreement is unsecured and provides a $3.0 billion credit facility (Credit Facility) to backstop any commercial paper we may issue and for working capital and other general corporate purposes. We may borrow, prepay and re-borrow amounts under the Credit Facility at any time under the Credit Agreement. As of March 24, 2005, we have not borrowed any funds against the Credit Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our acquisition of PeopleSoft and our key operating business segments and significant trends. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

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

Acquisition of PeopleSoft

Pursuant to our Agreement and Plan of Merger with PeopleSoft Inc., a Delaware corporation, dated December 12, 2004, we acquired approximately 75% and 97% of the outstanding common stock of PeopleSoft (including shares subject to guaranteed delivery) for $26.50 per share in cash as of December 29, 2004 and January 6, 2005, respectively (Acquisition). On January 7, 2005, we completed the merger of our wholly owned subsidiary with and into PeopleSoft (Merger). We believe our acquisition of PeopleSoft supports our long-term strategic direction, strengthens our competitive position in the enterprise applications market, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation and increase shareholder value.

Business Overview

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

Software Business

New Software Licenses: We license our database technology software and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, as well as governmental budgetary constraints, the competitive position of our software products and acquisitions. The software business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relatively small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing twelve-month period provides more visibility into the underlying performance of our software revenues than quarterly revenues.

New software license revenues on a trailing twelve-month basis were $3.8 billion, including $31 million related to PeopleSoft products, which represents a growth rate of 11% over the corresponding prior year period. Over the last few years, customers delayed or limited their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. We believe that demand for our software products will continue to increase as a result of our acquisition of PeopleSoft, the improvements we have made to the features and functionality of our software products and the improvement of the global economy.

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

Software License Updates and Product Support: Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, a substantial majority of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by three factors: (1) the acquisition of PeopleSoft’s support contract base, (2) the renewal rate of the subscription base eligible for renewal in the current quarter and, (3) the amount of new product support contracts associated with the sale of new software licenses.

As a result of the Acquisition, we recorded adjustments totaling $635 million to reduce PeopleSoft’s support obligations to its estimated fair value as of December 28, 2004. Consequently, software license updates and product support revenue related to existing PeopleSoft support contracts in the amount of $143 million, that would have been otherwise recorded by PeopleSoft as an independent entity, was not recognized in the third quarter and first nine months of fiscal 2005. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

As our product support subscription base grows, the renewal rate has a larger influence on the software license updates and product support revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software license updates and product support revenues do not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, license updates and product support revenues would continue to grow as a result of the incremental license updates and product support revenues associated with new software license revenues, assuming renewal and cancellation rates stayed relatively constant. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers, as well as former PeopleSoft customers, will renew their product support contracts and the sale of new software licenses will increase our subscription base.

Services Business

Consulting: Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of software licenses. Excluding revenues earned from PeopleSoft consulting contracts, consulting revenues have declined in recent periods due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. In addition, we have experienced higher attrition rates in the United States and certain other countries as global economic conditions improve and the demand for technical talent in certain markets has increased. The higher attrition rate has contributed to the decrease in consulting headcount levels, which has resulted in a decline in billable hours and revenues. We expect consulting revenues to increase for the remainder of fiscal 2005, primarily due to incremental revenues from PeopleSoft consulting contracts.

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

Education: The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow new software license revenues. We expect education revenues to increase for the remainder of fiscal 2005, primarily due to incremental revenues for training services provided to customers for PeopleSoft products. Over the last few years, education revenues declined due to personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. As a consequence, we have reduced the number of personnel and facilities space in order to reduce costs and prevent further margin deterioration.

Acquisition Strategy

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We believe we could fund the contemplated acquisition of Retek and additional acquisitions with our internally available cash and marketable securities, cash generated from operations, credit facilities or from the issuance of additional securities. We analyze the financial impact of any potential acquisition to ensure that it will meet our earnings, operating margin, cash flow, and return on invested capital targets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowances for Doubtful Accounts and Returns

•	Business Combinations

•	PeopleSoft Customer Assurance Program

•	Stock-Based Compensation

•	Legal Contingencies

•	Accounting for Income Taxes

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. For the nine months ended February 28, 2005 and February 29, 2004, $235 million and $200 million or approximately 10% and 9% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligation assumed from PeopleSoft in connection with the Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in PeopleSoft software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because PeopleSoft had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of PeopleSoft’s December 29, 2004 deferred support revenue by $427 million to $286 million, which amount represents our estimate of the fair value of the support obligation assumed.

As of the Acquisition date, PeopleSoft had entered into support agreements for which the underlying service period had not yet started and for which PeopleSoft had not yet been paid. These support agreements were not reflected on PeopleSoft’s December 28, 2004 balance sheet since the service period had not yet begun and payment had not yet been received. We have recorded an intangible asset of $208 million to reflect the fair value of these contracts as of the Acquisition date. The fair value of these contracts was determined on the same basis used to value the support contracts reflected on PeopleSoft’s December 28, 2004 balance sheet. This intangible asset is reflected as a component of prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of February 28, 2005. We are amortizing this intangible asset over the term of the support contracts. The amortization is being reflected as a reduction to software license updates and product support revenues. Accordingly, the revenue recorded under these contracts will reflect the fair value to fulfill the assumed obligations.

As a result of the adjustments to record PeopleSoft’s support obligations assumed at fair value, $635 million of software license updates and product support revenue that would have been otherwise recorded by PeopleSoft as an independent entity will not be recognized in our consolidated results of operations. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts over the remaining term of the contracts, the majority of which are one year. Software license updates and product support revenues for the third quarter and nine months of fiscal 2005 were reduced by $143 million as a result of reflecting the support obligations at estimated fair value. Had we included our estimated selling and research and development activities, and the associated margin, for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligation would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue in future periods related to these assumed contracts.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities, and contract termination costs.

During the third quarter of 2005, restructuring expenses were incurred as a result of the acquisition of PeopleSoft. Restructuring expenses associated with pre-merger activities of PeopleSoft have been recognized as a liability assumed in the business combination. Other restructuring expenses associated with activities of the pre-merger operations of Oracle are recorded in restructuring expenses in the condensed consolidated statements of operations. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilized assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of PeopleSoft are recorded as an adjustment to goodwill while increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. Changes in estimates of executing the currently approved plans associated with pre-merger activities of Oracle will be recorded in restructuring expenses.

We have currently not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

PeopleSoft Customer Assurance Program

In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time subsequent to the Acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of February 28, 2005 was $3.5 billion. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that it is probable that a payment pursuant to the CAP is due, we will have to reflect an operating expense for this estimated liability.

We are recognizing as revenue, the fair value of acquired PeopleSoft software support contracts on a pro rata basis over the remaining term of the software support period, generally less than one year. The estimated software license updates and product support revenue for the next twelve months from acquired support contracts subject to the CAP, after reflecting the revaluation of the software support contracts’ fair value in purchase accounting, is approximately $69 million.

Stock-Based Compensation

We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow Opinion 25 because the fair value accounting provided for under Statement 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for interim and annual periods beginning after June 15, 2005. We expect to adopt this new standard at the beginning of our new fiscal year ending May 31, 2006 using the modified prospective method. Following our adoption of Statement 123(R), we expect that diluted earnings per share for fiscal 2006 will be reduced by approximately $0.02.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate. Further, if we decide that it is no longer necessary to continue to reinvest certain foreign earnings and to repatriate those earnings under the American Jobs Creation Act of 2004, our tax rate may increase.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Future impairment charges associated with goodwill will not be tax deductible and will result in an increased income tax expense in the quarter the impairment is recorded. Amortization expense associated with intangible assets is likewise not tax deductible, but the tax will be offset by deferred taxes created in accounting for the purchase price allocation, and therefore, will not affect our income tax expense.

Results of Operations

As a result of the Acquisition, we have included the financial results of PeopleSoft in our condensed consolidated financial statements beginning December 29, 2004, the date we acquired a majority interest. Therefore, the fluctuations in operating results of Oracle in the third quarter and first nine months of fiscal 2005 as compared to the prior year corresponding periods are generally due to the Acquisition. Although we separated PeopleSoft’s revenue and expense contribution by line of business this quarter, it is not clear that we will be able to do so in future periods as the businesses become more integrated.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Canadian Dollars had revenues of 1.0 million Canadian Dollars from products sold on February 28, 2005 and February 29, 2004, our financial statements would reflect revenues of $0.8 million for the nine months ended February 28, 2005 (using 0.80 as the exchange rate) and $0.7 million for the nine months ended February 29, 2004 (using 0.74 as the exchange rate). The constant currency presentation would translate the results for the nine months ended February 28, 2005 and February 29, 2004 using the May 31, 2004 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Total Revenues:
Americas	$1,437	18%	17%	$1,216	$3,820	9%	8%	$3,507
EMEA(1)	1,088	19%	12%	918	2,928	16%	8%	2,517
Asia Pacific	425	13%	9%	375	1,173	11%	7%	1,056

Total revenues	2,950	18%	14%	2,509	7,921	12%	8%	7,080
Total Operating Expenses	2,180	38%	35%	1,582	5,306	15%	12%	4,623

Total Operating Margin	$770	-17%	-22%	$927	$2,615	6%	1%	$2,457

Total Operating Margin %	26%			37%	33%			35%
% Revenues by Geography:
Americas	49%			48%	48%			49%
EMEA	37%			37%	37%			36%
Asia Pacific	14%			15%	15%			15%
% Revenues by Business:
Software	79%			81%	79%			78%
Services	21%			19%	21%			22%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: Total revenues in fiscal 2005 include incremental PeopleSoft revenues in the amount of $231 million. Excluding revenues attributed to the Acquisition and the effect of currency rate fluctuations, total revenues increased 5%. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the increase in total revenues, EMEA contributed 31% and Asia Pacific contributed 9%.

Total operating expenses include incremental PeopleSoft expenses as well as expenses associated with the Acquisition in the amount of $446 million. Excluding incremental PeopleSoft expenses, expenses attributed to the Acquisition and the effect of currency rate fluctuations, total operating expenses increased 7%. Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Operating margins as a percentage of total revenues decreased from 37% to 26%.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth in total revenues and expenses is attributed to the same reasons noted above. Revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 52% to the increase in total revenues, EMEA contributed 36% and Asia Pacific contributed 12%.

Operating margins as a percentage of total revenues decreased from 35% to 33%, as the incremental PeopleSoft expenses exceeded the incremental revenues from the Acquisition during the current quarter.

Supplemental Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented on a GAAP basis, we use non-GAAP additional measures of net income and diluted earnings per share adjusted to exclude certain purchase accounting adjustments and expenses that we believe are appropriate to enhance an overall understanding of our past financial performance and prospects for the future. In addition, these adjusted non-GAAP results are among the primary indicators management uses as a basis for planning and forecasting of future periods. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends, as well as our marketplace performance. For example, the non-GAAP results are an indication of our baseline performance before the effects of business combination adjustments and other charges that are considered by management to be outside of our core business segment operational results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or diluted earnings per share prepared in accordance with GAAP.

The results of operations for the third quarter and first nine months of fiscal 2005 and 2004 include the following purchase accounting adjustments and other significant expenses incurred in connection with acquisitions.

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

Reported GAAP Net Income	$540	$635	$1,864	$1,691
Support deferred revenue(1)	143	—	143	—
Amortization of intangible assets(2)	81	8	97	29
Acquisition related charges(3)	51	15	103	43
Restructuring(4)	107	—	107	—
Stock-based compensation(5)	10	—	10	—
Income tax provision(6)	(118)	(8)	(138)	(24)

Effect on net income of purchase accounting adjustments and expenses incurred in connection with acquisitions	274	15	322	48

Non-GAAP Net Income	$814	$650	$2,186	$1,739

GAAP Earnings Per Share
Diluted	$0.10	$0.12	$0.36	$0.32

Non-GAAP Earnings Per Share
Diluted	$0.16	$0.12	$0.42	$0.33

(1)	In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from PeopleSoft in connection with the Acquisition. Our estimate of fair value resulted in adjustments to reduce the carrying value of PeopleSoft’s December 28, 2004 support obligations by $635 million. Consequently, software license updates and product support revenue related to existing PeopleSoft support contracts in the amount of $143 million, that would have been otherwise recorded by PeopleSoft as an independent entity, was not recognized in the third quarter and first nine months of fiscal 2005. As former PeopleSoft customers renew these support contracts, we will recognize the full value of revenue from the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

(2)	Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft.

(3)	Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the agreement date, certain professional fees associated with integration activities, as well as salary costs and retention bonuses for transitional employees who will be terminated upon the completion of the legal entity and integration activities.

(4)	Restructuring costs include pre-merger Oracle employee severance and duplicate facility closures.

(5)	Represents stock-based compensation related to PeopleSoft stock options assumed in connection with the Acquisition.

(6)	The income tax rates used were the effective income tax rates for the periods presented.

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

	Three Months Ended				Nine Months Ended Percent Change

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

New Software License Revenues:
Americas	$390	13%	13%	$344	$1,027	10%	10%	$930
EMEA	370	11%	6%	332	943	12%	4%	845
Asia Pacific	187	9%	5%	171	511	13%	9%	452

Total revenues	947	12%	8%	847	2,481	11%	7%	2,227
Expenses:
Sales and marketing	666	27%	24%	525	1,701	13%	9%	1,503
Amortization of intangible assets	33	*	*	2	33	*	*	12
Stock-based compensation	2	*	*	—	2	*	*	—

Total expenses	701	33%	30%	527	1,736	15%	11%	1,515

Total Margin	$246	-23%	-28%	$320	$745	5%	0%	$712

Total Margin %	26%			38%	30%			32%
% Revenues by Geography:
Americas	41%			41%	41%			42%
EMEA	39%			39%	38%			38%
Asia Pacific	20%			20%	21%			20%
Revenues by Product:
Database technology	$782	12%	8%	$700	$2,017	11%	7%	$1,820
Applications	152	9%	7%	140	436	14%	10%	384

Total revenues by product	934	11%	8%	840	2,453	11%	7%	2,204
Other revenues	13	86%	84%	7	28	22%	19%	23

Total new software license revenues	$947	12%	8%	$847	$2,481	11%	7%	$2,227

% Revenues by Product:
Database technology	84%			83%	82%			83%
Applications	16%			17%	18%			17%

* not meaningful

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: New software license revenues in fiscal 2005 include incremental PeopleSoft revenues in the amount of $31 million. We believe the contribution of new software licenses revenues from PeopleSoft in the third quarter of fiscal 2005 was negatively impacted by the unusually high level of revenues recognized by PeopleSoft in their quarter immediately prior to the Acquisition. Excluding revenues from the sale of PeopleSoft products and the effect of currency rate fluctuations, new software license revenues increased 5% primarily due to increased demand for our database technology software license products. Excluding applications revenues from PeopleSoft products, the applications license revenue growth rate declined by 13%. We believe this decline is attributed to reorganization changes in our applications business in the current quarter resulting from the Acquisition, which affected our sales execution in the applications business. Excluding the effect of currency rate fluctuations, the Americas contributed 62%, EMEA contributed 26% and Asia Pacific contributed 12% to the increase in new software license revenues.

On a trailing twelve-month basis, reported applications revenue grew 6%, while database technology revenues grew 12%. Excluding currency rate fluctuations, applications revenue grew 3% on a trailing twelve-month basis, while database technology revenues grew 8%.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased from 32% of new software license revenues in the third quarter of fiscal 2004 to 35% of new software license revenues in the third quarter of fiscal 2005. New software license revenues earned from large contracts increased by 23% from the third quarter of fiscal 2004.

Sales and marketing expenses include incremental PeopleSoft expenses in the amount of $68 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, sales and marketing expenses increased primarily due to higher commission expenses that resulted from higher revenue levels, higher salaries associated with increased sales headcount, as well as a significant increase in marketing expenditures.

The new software license margin as a percentage of revenues was negatively affected as a result of additional sales and marketing expenses attributed to additional PeopleSoft sales headcount and related expenditures, amortization of intangible assets acquired, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth in new software license revenues is primarily attributed to improved sales execution and increased demand for our software license products. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 20% and Asia Pacific contributed 25% to the increase in new software license revenues in the first nine months of fiscal 2005.

New software license revenues earned from large transactions were 35% and 33% of new software license revenues in the first nine months of fiscal 2005 and fiscal 2004, respectively. New software license revenues earned from large contracts increased by 16% in the first nine months of fiscal 2005.

The increase in sales and marketing expenses is primarily due to the factors noted above.

The new software license margin as a percentage of revenues was negatively affected as a result of additional sales and marketing expenses attributed to additional PeopleSoft sales headcount and related expenditures, amortization of intangible assets acquired, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

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

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Software License Updates and Product Support Revenues:
Americas	$724	15%	14%	$629	$1,963	10%	10%	$1,778
EMEA	484	22%	15%	396	1,348	20%	11%	1,123
Asia Pacific	181	20%	15%	151	505	19%	15%	424

Total revenues	1,389	18%	15%	1,176	3,816	15%	11%	3,325
Expenses:
Software license updates and product support	160	12%	9%	143	437	7%	4%	407
Amortization of intangible assets	38	*	*	—	38	*	*	—
Stock-based compensation	1	*	*	—	1	*	*	—

Total expenses	199	39%	37%	143	476	17%	13%	407

Total Margin	$1,190	15%	11%	$1,033	$3,340	14%	11%	$2,918

Total Margin %	86%			88%	88%			88%
% Revenues by Geography:
Americas	52%			53%	52%			53%
EMEA	35%			34%	35%			34%
Asia Pacific	13%			13%	13%			13%

*	not meaningful

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: Software license updates and product support revenue growth rates are affected by the expansion of the customer base resulting from the acquisition of PeopleSoft, the renewal rate of annual support contracts by existing customers, as well as the overall new software license revenue growth rates. The growth rate of software license updates and product support revenues does not necessarily correlate directly to the growth rate of new software license revenues. Software license updates and product support revenues in fiscal 2005 include incremental PeopleSoft revenues in the amount of $87 million. Excluding revenues generated from former PeopleSoft customer contracts and the effect of currency rate fluctuations, software license updates and product support revenues increased 7% as a result of the renewal of a substantial majority of the subscription base eligible for renewal in the current quarter, the addition of software license updates and product support revenues associated with new software license revenues recognized in the last twelve months, as well as more timely contract renewals. Excluding the effect of currency rate fluctuations, the Americas contributed 53% to the growth in software license updates and product support revenues, EMEA contributed 34% and Asia Pacific contributed 13%.

As a result of the Acquisition, we recorded adjustments totaling $635 million to reduce PeopleSoft’s support obligations to its estimated fair value as of December 28, 2004. Consequently, software license updates and product support revenue related to existing PeopleSoft support contracts in the amount of $143 million, that would have been otherwise recorded by PeopleSoft as an independent entity, was not recognized in the third quarter and first nine months of fiscal 2005. As former PeopleSoft customers renew these support contracts, we will recognize the full value of revenue from the support contracts as deferred revenues and recognize the related revenue ratably over the contract period. Software license updates and product support expenses include incremental PeopleSoft expenses in the amount of $22 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, software license updates and product support expenses declined primarily due to lower discretionary bonuses and facility expenses.

The software license updates and product support margin as a percentage of revenues decreased as compared to the corresponding prior year period as a result of the impact of reflecting PeopleSoft’s support obligations to fair value, additional license updates and product support expenses attributed to additional PeopleSoft headcount and related expenditures, amortization of intangible assets acquired, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth in software license updates and product support revenues and expenses is attributed to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 48% to the growth in software license updates and product support revenues, EMEA contributed 35% and Asia Pacific contributed 17%.

The software license updates and product support margin as a percentage of revenues remained flat as compared to the corresponding prior year period, as revenues grew at a higher rate than expenses.

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

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Consulting Revenues:
Americas	$251	31%	30%	$192	$639	1%	1%	$633
EMEA	183	23%	16%	149	491	17%	9%	419
Asia Pacific	36	9%	5%	33	91	-21%	-25%	115

Total revenues	470	26%	22%	374	1,221	5%	1%	1,167
Expenses:
Cost of services	427	28%	24%	334	1,081	6%	2%	1,019
Stock-based compensation	3	*	*	—	3	*	*	—

Total expenses	430	29%	26%	334	1,084	6%	2%	1,019

Total Margin	$40	0%	-7%	$40	$137	-7%	-11%	$148

Total Margin %	9%			11%	11%			13%
% Revenues by Geography:
Americas	53%			51%	52%			54%
EMEA	39%			40%	40%			36%
Asia Pacific	8%			9%	8%			10%

* not meaningful

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: Consulting revenues include incremental PeopleSoft revenues in the amount of $96 million. Excluding the effect of currency rate fluctuations and revenues generated by PeopleSoft consulting contracts, consulting revenues earned from Oracle consulting contracts declined by 3% in the third quarter of fiscal 2005 due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our working more closely with partners, who are performing an increasing number of the implementations of our software. Excluding PeopleSoft related consulting revenues, the decline in consulting revenues in the

Americas is primarily due to a 9% decrease in the United States. We have experienced higher attrition rates in the United States, which led to lower consulting headcount levels, resulting in a decline in billable hours and revenues. Likewise, the decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004.

Consulting expenses include incremental PeopleSoft expenses in the amount of $102 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, consulting expenses declined 6% primarily due to a reduction of personnel related expenditures as a result of lower headcount and revenue levels, as well as the hiring of personnel in countries where personnel costs are lower than in the United States and certain European countries.

The consulting margin as a percentage of revenues was negatively affected as a result of additional consulting expenses attributed to additional PeopleSoft services headcount and external contractor related expenditures, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth rates for both consulting revenues and expenses, as well as the decline in operating margins as a percentage of revenues were due to the same reasons noted above.

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

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Advanced Product Services Revenues:
Americas	$42	17%	16%	$36	$119	16%	15%	$103
EMEA	24	33%	27%	18	69	17%	8%	59
Asia Pacific	10	25%	19%	8	31	24%	18%	25

Total revenues	76	23%	20%	62	219	17%	13%	187
Cost of services	66	20%	17%	55	176	9%	6%	161

Total Margin	$10	43%	38%	$7	$43	65%	61%	$26

Total Margin %	13%			11%	20%			14%
% Revenues by Geography:
Americas	55%			58%	54%			55%
EMEA	32%			29%	32%			32%
Asia Pacific	13%			13%	14%			13%

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: Advanced product support revenues in fiscal 2005 include incremental PeopleSoft revenues in the amount of $3 million. Excluding revenues generated from PeopleSoft contracts and the effect of currency rate fluctuations, advanced product services revenues increased 15% primarily due to the expansion of our subscription base in Oracle On Demand services. Excluding the effect of currency rate fluctuations, the Americas contributed 50% to the increase in advanced product services revenues, EMEA contributed 37% and Asia Pacific contributed 13%. Advanced product support expenses include incremental PeopleSoft expenses in the amount of $3 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, total advanced product services expenses increased 12% primarily due to higher employee related expenditures. The advanced product services margin as a percent of revenues increased as revenues grew at a higher rate than expenses.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth rates for advanced product services revenues and expenses, as well as the increase in operating margins as a percentage of revenues were due to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the increase in advanced product services revenues, EMEA contributed 21% and Asia Pacific contributed 18%.

Education: Education revenues are earned by providing instructor led, media based and internet based training in the use of our database technology and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Education Revenues:
Americas	$30	100%	99%	$15	$72	14%	14%	$63
EMEA	27	17%	11%	23	77	8%	1%	71
Asia Pacific	11	-8%	-12%	12	35	-13%	-16%	40

Total revenues	68	36%	33%	50	184	6%	2%	174
Cost of services	59	18%	15%	50	163	4%	0%	157

Total Margin	$9	100%	100%	$—	$21	24%	15%	$17

Total Margin %	13%			0%	11%			10%
% Revenues by Geography:
Americas	44%			30%	39%			36%
EMEA	40%			46%	42%			41%
Asia Pacific	16%			24%	19%			23%

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004: Education revenues in fiscal 2005 include incremental PeopleSoft revenues in the amount of $14 million. Excluding revenues earned for training customers on PeopleSoft products and the effect of currency rate fluctuations, education revenues grew 5%. Excluding the effect of currency rate fluctuations, the Americas contributed 90%, EMEA contributed 14%, while Asia Pacific contributed a negative 4% to the increase in education revenues.

Education expenses include incremental PeopleSoft expenses in the amount of $11 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, education expenses incurred in support of training customers on Oracle’s products decreased 7% primarily due to lower facility related expenditures.

The education margin as a percentage of revenues increased as revenues increased at a higher rate than expenses.

First Nine Months Fiscal 2005 Compared to First Nine Months Fiscal 2004: The growth rates for education revenues and expenses, as well as the increase in operating margins as a percentage of revenues were due to the same reasons noted above.

Research and Development Expenses: Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Research and Development:
Expenses	$408	27%	25%	$322	$1,031	10%	9%	$934
Amortization of intangible assets	8	33%	33%	6	24	41%	41%	17
Stock-based compensation	3	*	*	—	3	*	*	—

Total expenses	$419	28%	29%	$328	$1,058	11%	11%	$951
Percent of Total Revenues	14%			13%	13%			13%

*	not meaningful

Excluding the effect of currency rate fluctuations, total expenses related to research and development increased in both the third quarter and first nine months of fiscal 2005 due to additional PeopleSoft development headcount and related expenditures, amortization of intangible assets acquired, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

Research and development expenses include incremental PeopleSoft expenses in the amount of $96 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, research and development expenses decreased in the third quarter and first nine months of fiscal 2005 as compared to the prior year corresponding period by 4% and 1%, respectively. While research and development headcount, excluding PeopleSoft personnel, increased 2% in the third quarter of fiscal 2005 from the prior year corresponding period, salary expenses did not increase proportionately because employees were hired in countries where personnel costs are significantly lower than in the United States. In addition, lower bonus and employee benefit expenses contributed to the decline in research and development expenditures.

Research and development headcount increased 11% and 50% in the database technology and applications development organizations, respectively. The increase in the applications headcount is attributed to PeopleSoft personnel, which was partially offset by the termination of Oracle employees in connection with our restructuring activities.

General and Administrative Expenses: General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

General and Administrative:
Expenses	$145	12%	9%	$130	$400	8%	5%	$370
Amortization of intangible assets	2	*	*	—	2	*	*	—
Stock-based compensation	1	*	*	—	1	*	*	—

Total expenses	$148	14%	12%	$130	$403	9%	6%	$370
Percent of Total Revenues	5%			5%	5%			5%

*	not meaningful

The total expenses related to general and administrative functions increased due to additional PeopleSoft headcount and related expenditures, amortization of intangible assets acquired, as well as stock-based compensation charges resulting from the assumption of unvested PeopleSoft stock options.

General and administrative expenses include incremental PeopleSoft expenses in the amount of $17 million. Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, general and administrative expenses decreased 3% in the third quarter of fiscal 2005 as compared to the prior year corresponding periods primarily due to the hiring of personnel in countries where personnel costs are lower than in the United States and Europe.

Excluding the incremental PeopleSoft expenses and the effect of currency rate fluctuations, general and administrative expenses increased 1% in the first nine months of fiscal 2005 as compared to the prior year corresponding period primarily due to higher professional fees.

Amortization of Intangible Assets: Amortization of intangible assets primarily represents purchased intangible assets associated with our acquisition of PeopleSoft, which will be amortized over a period of 5 to 10 years. Amortization of intangible assets relate to the following intangible assets:

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

Software support agreements and related relationships	$35	$—	$35	$—
Developed technology	28	8	44	29
Core technology	12	—	12	—
Customer contracts	4	—	4	—
Trademarks	2	—	2	—

Total amortization of intangible assets	$81	$8	$97	$29

Acquisition Related Charges: Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the Agreement Date, certain professional fees associated with integration activities, as well as salary costs and retention bonuses for transitional employees who will be terminated upon the completion of the legal entity and integration activities.

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

In-process research and development	$33	$—	$33	$—
Tender offer costs	6	15	58	43
Transitional employee related costs	12	—	12	—

Total acquisition related charges	$51	$15	$103	$43

Restructuring: Restructuring expenses primarily consist of pre-merger Oracle employee severance related costs and charges related to excess facilities.

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

Severance costs	$91	$—	$91	$—
Excess facilities	16	—	16	—

Total restructuring charges	$107	$—	$107	$—

We expect to incur $104 million of additional charges related to restructuring pre-merger Oracle operations in the next several quarters. Total expected costs under this plan are $211 million.

Stock-Based Compensation: Stock-based compensation expenses primarily consist of expenses associated with our assumption of PeopleSoft stock options that had not vested as of the Merger. The portion of the estimated intrinsic value of unvested PeopleSoft options related to future service has been allocated to deferred stock-based compensation and will be amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.6 years.

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

Stock-based compensation	$10	$—	$10	$—

As discussed in Critical Accounting Policies, we expect to adopt Statement 123(R) at the beginning of our fiscal year ending May 31, 2006 and expense stock-based compensation using the modified prospective method. Following our adoption of Statement 123(R), we expect that diluted earnings per share for fiscal 2006 will be reduced by approximately $0.02.

Interest Expense: Interest expense increased in fiscal 2005 due to borrowings under our $9.5 billion unsecured term loan agreement (Bridge Loan). We initially elected a $9.2 billion Base Rate borrowing which we converted into two Eurodollar Rate borrowings on December 31, 2004. The first Eurodollar Rate borrowing of $2.0 billion (effective interest rate of 2.92%) was repaid on February 28, 2005. The effective interest rate on the second Eurodollar Rate borrowing of $7.2 billion is 3.01%. All amounts borrowed are due on or before December 27, 2005.

Interest expense in fiscal 2004 included $5.5 million in commitment fees related to an unused $1.5 billion revolving credit facility obtained in connection with the PeopleSoft tender offer that expired in December 2004 and additional interest associated with our $150 million senior notes that matured in February 2004.

	Three Months Ended		Nine Months Ended

(in millions)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004

Interest expense	$58	$4	$69	$18

Non-Operating Income, net: Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains (losses) related to equity securities and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended				Nine Months Ended

		Percent Change				Percent Change
	Feb 28,			Feb 29,	Feb 28,			Feb 29,
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004

Interest income	$57	97%	96%	$29	$137	61%	57%	$85
Net foreign currency losses	(7)	*	*	(4)	(18)	*	*	(10)
Net investment gains (losses) related to equity securities	—	*	*	(2)	1	*	*	30
Minority interest	(8)	*	*	—	(27)	*	*	(23)
Other	17	*	*	1	24	*	*	5

Total non-operating income, net	$59	146%	140%	$24	$117	34%	32%	$87

*	not meaningful

The increase in non-operating income is primarily due to higher interest income earned resulting from higher average cash balances and slightly higher interest rates available in the capital markets. In the third quarter and first nine months of fiscal 2005, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.38% to 2.04% and 1.43% to 1.85%.

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

The effective tax rate was 30.0% for the third quarter and first nine months of fiscal 2005 as compared to 33.0% and 33.1% for the corresponding prior year periods. The effective tax rate on net income before tax for fiscal 2005 was reduced to 30.0% in the second quarter from 31.0% in the first quarter. The decrease in the year-to-date effective tax rate is attributable to higher earnings in low tax rate jurisdictions combined with a weakening dollar in those same jurisdictions. In the third quarter, the effective rate was increased as a result of non-deductible expenses related to IPR&D and additional taxes associated with tender offer costs incurred from June 9, 2003 to December 12, 2004 for PeopleSoft that, upon acquisition, had to be capitalized into the basis of the stock for tax purposes. This increase was partly offset by the favorable settlement of several domestic and international audits resulting in the release of $27 million of tax contingency accruals. Also benefiting the third quarter effective tax rate was a net favorable revision to estimated tax accruals of $12 million upon filing fiscal 2004 income tax returns. In fiscal 2004, the effective tax rate is a blend of the effective tax rate on operating and other income, increased by the tax rate on the gain from the sale of our investment in Liberate Technologies in the first quarter. The effective tax rate for the first nine months of fiscal 2004 on operating and other income was reduced to 33.0% in the second quarter from 33.5% in the first quarter.

Liquidity and Capital Resources

	February 28,		May 31,
(Dollars in millions)	2005	Change	2004

Working capital	$(316)	-104%	$7,064
Cash, cash equivalents and marketable securities	$9,132	6%	$8,587

Working capital: The decline in working capital is primarily attributable to $7.2 billion of short-term debt outstanding under the Bridge Loan.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities include all investments with original maturities of greater than 90 days that mature in twelve months.

	Nine Months Ended

	February 28,		February 29,
(Dollars in millions)	2005	Change	2004

Cash provided by operating activities	$2,557	17%	$2,177
Cash used for investing activities	$(6,055)	217%	$(1,913)
Cash provided by (used for) financing activities	$6,421	764%	$(967)

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

Cash flows from operating activities increased in the first nine months of fiscal 2005 primarily due to the collection of a portion of the PeopleSoft receivables acquired in connection with the Acquisition, as well as to improved collections on higher revenue volumes in the fourth quarter of fiscal 2004 and first half of fiscal 2005 as compared to the corresponding prior year periods. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 51 at February 28, 2005 compared to

59 at May 31, 2004. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue by $143 million related to adjusting PeopleSoft’s carrying value for deferred support revenue to its estimated fair value as of December 28, 2004. The decline in days sales outstanding is due to more timely collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

Operating cash flow was negatively impacted by a decrease in accounts payable and other liabilities from May 31, 2004. This decrease is a result of payments related to the payables and liabilities of PeopleSoft assumed in the Acquisition. The decrease is also due to larger commission and value-added tax payments made during the first nine months of fiscal 2005 as compared to the prior year corresponding period, as a result of higher revenues in the fourth quarter of fiscal 2004, and an increase in tax payments during the first nine months of fiscal 2005 as compared to the prior year corresponding period.

Cash used for investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities increased in the first nine months of fiscal 2005 due to cash paid to acquire PeopleSoft. The increase was partially offset by higher proceeds from sales of marketable securities, net of purchases. In the prior year corresponding period, purchases of marketable securities were greater than proceeds from sales of marketable securities.

Cash provided by (used for) financing activities: We generated cash flow from investing activities in the first nine months of fiscal 2005 as a result of net borrowings under the Bridge Loan of $7.2 billion. We incurred negative cash flows from financing activities in the first nine months of fiscal 2004 primarily as a result of common stock repurchases. In the third quarter of fiscal 2005, we reduced our stock repurchase activity in order to increase our internally available cash to repay amounts due under our Bridge Loan.

Free cash flow: We believe reporting free cash flow provides more visibility to our ability to generate cash. We believe that this measure is also useful to investors as one of the bases for comparing our operating performance with our competitors. We evaluate free cash flow over a trailing twelve-month period versus on a quarterly basis, as we manage our business on an annual basis. Free cash flow is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing Twelve Months Ended

	February 28,		February 29,
(Dollars in millions)	2005	Change	2004

Cash provided by operating activities	$3,575		$3,003
Capital expenditures(1)	(195)		(347)

Free cash flow	$3,380	27%	$2,656

Net income	$2,854		$2,550
Free cash flow as a percent of net income	118%		104%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flow presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the nine months ended February 28, 2005 and February 29, 2004, $235 million and $200 million or approximately 10% and 9% of our new software license revenues were financed through our financing division.

Contractual Obligations

The following is a summary of our contractual obligations as of February 28, 2005:

		Year Ending May 31,

(in millions)	Total	2005	2006	2007	2008	2009	2010	Thereafter

Balance Sheet Contractual Obligations
Bridge loan due December 2005(1)	$7,200	$—	$7,200	$—	$—	$—	$—	$—
Long-term deferred tax liabilities (2)	920
Accrued restructuring(3)	349	197	48	39	28	15	14	8
Principal payments on senior notes	150	—	—	150	—	—	—	—
Payable to PeopleSoft shareholders (4)	38	38	—	—	—	—	—	—
Notes payable	15	9	—	6	—	—	—	—

Total contractual obligations	8,672	244	7,248	195	28	15	14	8
Other Contractual Obligations
Interest payments on bridge loan(1)	180	54	126	—	—	—	—	—
Interest payments on senior notes (5)	14	2	7	5	—	—	—	—
Operating leases	520	43	128	103	70	57	40	79
Purchase obligations(6)	7	5	1	1	—	—	—	—
Funding commitments(2)(7)	11

Total other contractual obligations	732	104	262	109	70	57	40	79

Total contractual obligations	$9,404	$348	$7,510	$304	$98	$72	$54	$87

(1)	On December 28, 2004, we entered into a $9.5 billion unsecured 364-Day Term Loan Agreement (Bridge Loan) with Wachovia Bank National Association, Credit Suisse First Boston and certain other syndicated lenders for the acquisition of PeopleSoft common shares and for related costs, fees and expenses.

Borrowings under the Bridge Loan bear interest at a rate per annum equal to, at our option, (i) the higher of Wachovia Bank’s prime rate and the rate equal to the federal funds effective rate plus 1/2 of 1% (Base Rate borrowing) or (ii) a rate based on the London interbank offered rate from time to time plus a margin which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt (Eurodollar Rate borrowing).

On December 29, 2004, we borrowed $9.2 billion under the Bridge Loan. We initially elected a Base Rate borrowing which we converted into two Eurodollar Rate borrowings on December 31, 2004. The first Eurodollar Rate borrowing of $2.0 billion (effective interest rate of 2.92%) was repaid on February 28, 2005. The effective interest rate on the second Eurodollar Rate borrowing of $7.2 billion is 3.01%. All amounts borrowed are due on or before December 27, 2005. We are required to pay any related breakage costs in connection with prepaying any Eurodollar Rate borrowing.

(2)	The timing of future cash outflows related to these obligations is not known.

(3)	Represents facility obligations, severance payments and other contractual obligations associated with restructuring pre-merger Oracle and PeopleSoft activities.

(4)	On January 7, 2005, we completed the merger of PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered into a right to receive $26.50 per share in cash, without interest. As of February 28, 2005, $37.6 million remained payable to PeopleSoft shareholders who had not submitted their shares.

(5)	Represents estimated interest payments on our senior notes using an effective interest rate of 4.46% at February 28, 2005. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.

(6)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(7)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

364-Day Revolving Credit Agreement

On March 18, 2005, we entered into a 364-day revolving credit agreement (Credit Agreement). The Credit Agreement is unsecured and provides a $3.0 billion credit facility (Credit Facility) to backstop any commercial paper we may issue and for working capital and other general corporate purposes. We may borrow, prepay and re-borrow amounts under the Credit Facility at any time under the Credit Agreement. We have not borrowed any funds against the Credit Agreement.

Tender Offer for Retek, Inc.

On March 7 and 8, 2005, we purchased a net total of 5.5 million shares of common stock of Retek Inc., representing nearly 10 percent of Retek’s outstanding stock, in brokerage transactions at prevailing market prices for an aggregate of approximately $45.1 million.

On March 9, 2005, we commenced a cash tender offer to purchase all outstanding shares of Retek common stock for $9.00 per share. On March 18, 2005, we increased the price of our offer to Retek stockholders to $11.25 per share in cash. On March 22, 2005, we and our acquisition subsidiary entered into an Agreement and Plan of Merger with Retek, and in connection therewith we paid a $25 million termination fee on behalf of Retek to terminate a February 28, 2005 merger agreement that Retek had entered into with SAP America, Inc. Our offer to acquire Retek will expire on April 5, 2005, unless its extended. We expect that we will need approximately $674 million to purchase all shares of Retek stock that we estimate will be outstanding upon the expiration of the tender offer and to cash out all in-the-money options. We expect to fund the acquisition from our internally available cash and marketable securities, cash generated from operations or our Credit Facility.

We believe that our current cash and cash equivalents, marketable securities, cash generated from operations, and borrowings under our Bridge Loan will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, amounts available under our Credit Facility, additional credit facilities or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 1.0%, and has averaged 0.7% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 28, 2005, 24.4% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program. However, we may reduce the level of our stock repurchases in the future as we may use our available cash to repay indebtedness. At February 28, 2005, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.9%.

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

Option information from June 1, 2001 through February 28, 2005 is summarized as follows:

(Shares
in millions)

Options outstanding at May 31, 2001	442
Options granted*	311
Options exercised	(164)
Cancellations	(80)

Options outstanding at February 28, 2005	509

Average annualized options granted, net of cancellations	62
Average annualized stock repurchases	184
Shares outstanding at February 28, 2005	5,136
Weighted average shares outstanding from June 1, 2001 through February 28, 2005	5,303
Options outstanding as a percent of shares outstanding at February 28, 2005	9.9%
In the money options outstanding (based on our February 28, 2005 stock price) as a percent of shares outstanding at February 28, 2005	7.5%
Average annualized options granted, net of cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2001 through February 28, 2005	1.2%
Average annualized options granted, net of cancellations and after stock repurchases, as a percent of average shares outstanding from June 1, 2001 through February 28, 2005	-2.3%

* includes PeopleSoft options assumed of 97

Generally, we grant stock options to our existing employees on an annual basis. During the nine months ended February 28, 2005, we made our annual grant of options and other grants, including the assumption of 96.7 million options in connection with the PeopleSoft acquisition, to purchase approximately 136.2 million shares, which was partially offset by cancellations of options to purchase 17.6 million shares.

As discussed in the Critical Accounting Policies, we expect to adopt Statement 123(R) at the beginning of our fiscal year ending May 31, 2006 and expense stock-based compensation using the modified prospective method. Following our adoption of Statement 123(R), we expect that diluted earnings per share for fiscal 2006 will be reduced by approximately $0.02.

New Accounting Pronouncements

The material set forth in Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

There are specific risks associated with the integration of PeopleSoft. On January 7, 2005, we completed the merger of our wholly-owned subsidiary with and into PeopleSoft and we are in the process of integrating PeopleSoft’s business operations into our global business operations. This integration process includes combining PeopleSoft’s subsidiaries into our subsidiaries, combining our product development, support, sales and marketing and administrative functions, aligning our worldwide sales and service organizations to provide a consistent approach and methodology to our selling and consulting activities, consolidating our business systems and managing the restructuring of the employee workforces and facilities. Government and other approvals will be required before we complete all the local mergers and combinations. The completion of the integration of the two companies’ operations will be difficult, time consuming and costly. While we have defined our product support and development plans and have combined some of our legal entities, there are many steps that need to be completed. In addition to the risks we face in connection with integrating acquisitions generally, there are several unique risks we face in connection with the PeopleSoft integration including:

•	we have little experience integrating and managing a multi-billion dollar acquisition;

•	the remaining integration efforts may not be completed as efficiently or successfully as planned and may distract management and other employees from the operation of our business;

•	we may lose tax benefits or have additional legal or tax exposures if we prematurely or improperly combine local entities;

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of PeopleSoft customers decline to renew software license updates and product support;

•	we may disrupt PeopleSoft’s indirect sales channel network as a result of aligning our business practices;

•	we may incur greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs, employee retention costs and costs related to vacating leased facilities;

•	if we do not adequately retain and motivate the combined employee base, we may have disruptions in our operations; and

•	there may be other unknown liabilities associated with PeopleSoft’s acquisition and integration of J.D. Edwards and our acquisition and integration of PeopleSoft.

We cannot assure you that we will be successful in integrating PeopleSoft on a timely basis or that we will realize all of the anticipated benefits of the acquisition.

Charges to earnings resulting from the acquisition of PeopleSoft may adversely affect our operating results. Under business combination accounting, we allocated the total preliminary purchase price to PeopleSoft’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of the acquisition and recorded the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. Assumptions may be inaccurate, and unanticipated events and circumstances may occur that may adversely affect future financial results. In the future, our financial results, including earnings per share, will be adversely affected by the application of purchase accounting. Charges we may or will record in purchase accounting include:

•	goodwill may become impaired and we may be required to incur material charges relating to that impairment;

•	we will incur significant charges related to the amortization of certain identifiable intangible assets and for stock based compensation;

•	new pre-merger contingent liabilities may be identified and require accrual. The related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	we will incur charges to income to eliminate certain Oracle pre-merger activities that are duplicative in nature with the assumed PeopleSoft activities or to reduce our cost structure.

We expect to continue to incur additional costs associated with combining the operations of the two companies, which may be substantial. Additional costs that may be incurred relate to employee redeployment or relocation, accelerated amortization of deferred equity compensation and severance payments, employee retention which could include salary increases or bonuses, reorganization or closure of facilities, relocation and disposition of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered. In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired our controlling interest in PeopleSoft. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. The aggregate potential CAP obligation as of December 29, 2004 was $3.5 billion. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft line of products, we cannot assure you that PeopleSoft customers will not demand a refund, asserting claims for CAP payments, if they are dissatisfied with the level of support or further development.

Our success depends upon our ability to develop new products and services and enhance our existing products and services. Rapid technological advances in hardware and software development, evolving standards in computer hardware, software technology and communications infrastructure, changing customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve existing products and services and we must also continue to introduce new products and services. If we are unable to develop new products or adapt our current products to run on new or popular operating systems, if we are unable to enhance and improve our products successfully in a timely manner, or if we fail to position and/or price our products to meet market demand, customers may not buy new software licenses and our business and operating results will be adversely affected. If our enhancements to existing products do not deliver the functionality that our customer base demands, our customers may not renew software license updates and product support and our business and operating results will be adversely affected. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenues. In particular, we have announced Project Fusion, a next generation platform that will combine the best features, flows and usability traits of the Oracle and PeopleSoft applications products into one product line. If we do not develop and release these products within the anticipated time frames or if there is a delay in market acceptance of the combined product line, our applications business may be adversely affected. Finally, while customers make first-time buying decisions based on the products, many make future license and support buying decisions based upon the quality of the support offering. If we do not continue to enhance our support services our renewal rates for product support may decline, which could affect our operating results.

Our sales forecasts may not consistently correlate to revenues in a particular quarter. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. We compare this pipeline at various points in time to evaluate trends in our business. This analysis provides some guidance in business planning and budgeting, but these pipeline estimates are by their nature speculative. Our pipeline estimates are not necessarily reliable predictors of revenues in a particular quarter or over a longer period of time, partially because of changes in conversion rates of the pipeline into contracts that can be very difficult to estimate. A variation in the conversion rate of the pipeline into contracts, or in the pipeline itself, could cause us to plan or budget incorrectly and thereby adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions can cause purchasing decisions to be delayed, reduced in amount or cancelled, which would reduce the overall software license pipeline conversion rate in a particular period of time. In addition, we have limited experience on how the PeopleSoft pipeline will convert into actual sales. Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, we may not be able to adjust our cost structure promptly in response to a decrease in our pipeline conversion rate.

Our quarterly revenues and operating results can be difficult to predict and can fluctuate substantially. Our revenues in general, and our new software license revenues in particular, are difficult to forecast and are likely to fluctuate substantially from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the relatively long sales cycles for many of our products;

•	the tendency of some of our customers to wait until the end of a fiscal quarter or our fiscal year in the hope of obtaining more favorable terms;

•	the timing of our or our competitors’ new products or product enhancements or any delays in such introductions;

•	delays or deferrals of customer implementations of our products;

•	changes in customer budgets that could affect both the timing and size of any transaction;

•	delays in recognizing revenue on any transaction;

•	changes in the renewal rate for software license updates and product support contracts, including former PeopleSoft customers for which we have limited renewal history;

•	seasonality of technology purchases;

•	changes in local, national and international regulatory requirements;

•	changes in general economic, political or market conditions;

•	changes in exchange rates;

•	changes in the product selection purchasing patterns of our customers between standard edition products and higher premium products; and

•	changes in our pricing policies or the policies of our competitors.

Our new software license revenues in any quarter depend on orders booked and delivered in that particular quarter. Our software license updates and product support revenues, which are recognized ratably over the support term, are impacted by the renewal rate of annual support contracts by existing customers, as well as customers purchasing software license updates and product support in connection with purchasing new software licenses. Our operating expenses are budgeted based on our estimates of revenues and a high percentage of our expenses are fixed. In addition, we have limited experience in forecasting PeopleSoft expenses. Accordingly, our quarterly results are difficult to predict with any accuracy until the very end of a quarter. If even a small number of large software license transactions are delayed until after a quarter ends, our operating results and our net income for the quarter could fall significantly short of our predictions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results. We derive a substantial portion of our revenues from customers outside the United States. We have significant operations outside of the United States, including software development, sales, customer support and shared administrative service centers, and we plan to expand our international operations, including continued expansion in China and India. Our international operations are subject to a variety of risks, including:

•	general economic conditions in each country or region;

•	the overlap of different tax regimes;

•	fluctuations in currency exchange rates and difficulties in transferring funds from certain countries;

•	the difficulty of managing an organization operating in various countries, which is further complicated in countries where we need to manage PeopleSoft subsidiaries separately until such time as the local integration is complete;

•	growing political sentiment against international outsourcing of support services and development;

•	changes in regulatory requirements;

•	compliance with a variety of international laws and regulations, including trade restrictions, local labor ordinances and changes in tariff rates;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	import and export licensing requirements;

•	political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities; and

•	reduced protection for intellectual property rights in some countries.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

We conduct a portion of our business in currencies other than the United States Dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. We have no comparative advantage in forecasting these rates. Our revenues and operating results are adversely affected when the United States Dollar strengthens relative to other currencies and are positively affected when the United States Dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the value of the United States Dollar positively affected revenues and operating results in fiscal 2004 and the first nine months of fiscal 2005. If the United States Dollar strengthens throughout the remainder of fiscal 2005 relative to other currencies, our revenues and operating results will be adversely affected. Our foreign currency transaction gains and losses are primarily related to sublicense fees and other agreements among our subsidiaries, our distributors and ourselves. These gains and losses are charged against earnings in the period incurred. To reduce our transaction and translation gains and losses associated with converting foreign currencies into United States Dollars, we enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies. In certain instances, we do not hedge foreign currencies, such as when the forward contracts in the relevant currency are not readily available or are not, in our opinion, cost effective. As a result, we will continue to experience foreign currency gains and losses.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction. We have in the past and expect in the future to acquire complementary companies, products, services and technologies. For example, we recently launched a tender offer to purchase all of the outstanding shares of Retek for $11.25 in cash, or an estimated aggregate of $674 million. The risks we may encounter in acquisitions include:

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

We previously have generally paid for acquisitions in cash derived from internally generated sources or external borrowings. We may in the future pay for acquisitions in whole or in part with stock or other equity-related purchase rights. To the extent that we issue shares of stock or other rights to purchase stock, including options, existing stockholders may be diluted and earnings per share may decrease.

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

We periodically have restructured our sales force, which can be disruptive. We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to the organization of our sales force to consolidate our Government, Education and Healthcare organizations into our North America Sales and Consulting organization, to focus our EMEA, Latin America and Asia Pacific (excluding Japan) sales force separately on our database management software or applications software products and to simplify our coverage model. In conjunction with the integration of PeopleSoft we are modifying our applications coverage model and sales force management. In the past, changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop and support our products and increase our revenues. We believe our continued success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees. In addition, because we will be required to treat all stock-based compensation as an expense beginning in fiscal 2006, we may change both our cash and stock-based compensation practices. Some of the changes we are considering or have already implemented include the reduction in the number of employees granted options, a reduction in the number of options granted, the reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We might experience significant errors or security flaws in our products. Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. Security flaws in our products could expose us to claims as well as harm our reputation, which could impact our future sales. The detection and correction of any security flaws can be time consuming and costly. In addition, we run our own business operations, as well as Oracle On Demand, on our products and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. Software product errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first nine months of fiscal 2005, our research and development expenses were $1,031 million, or 13% of our total revenues. Our plans for the remainder of fiscal 2005 include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years.

We may not be able to protect our intellectual property. We rely on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights. We periodically receive notices from others claiming we are infringing their patent or other intellectual property rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows and the functionality of products overlap. Companies are more frequently seeking to patent software and business methods because of developments in the law that extended the ability to obtain such patents. As a result, we are receiving more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

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

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

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

Oracle On Demand may not be successful. We offer outsourcing services for our products through our three core offerings; Oracle E-Business Suite On Demand, Oracle Collaboration Suite On Demand and Oracle Technology On Demand, delivered either at Oracle or at a customer designated location. We have also announced that we intend to extend Oracle On Demand offerings to our PeopleSoft products. Our Oracle On Demand business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. Our Oracle On Demand business is subject to a variety of risks including:

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

We may have exposure to additional non-income tax liabilities. We are subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes.

Our stock price could become more volatile and your investment could lose value. Our stock price has fluctuated widely in the past and could continue to do so in the future. Your investment in our stock could lose value. Some of the factors that could significantly affect the market price of our stock include:

•	quarterly variations in our results of operations or those of our competitors;

•	changes in our or our competitors’ prices;

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories;

•	announcements of new products or product enhancements by us or our competitors;

•	announcements regarding our ongoing integration of PeopleSoft;

•	announcements regarding other acquisitions, such as our recently announced bid to acquire Retek;

•	announcements of advances in technology by us or our competitors;

•	changes in management;

•	changes in recommendations or earnings estimates by financial analysts;

•	speculation in the press or analyst community;

•	changes in political, economic and market conditions either generally or specifically to particular industries;

•	fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies;

•	changes in interest rates; and

•	changes in investors’ beliefs as to the appropriate price-earnings ratio or other valuation measure for our competitors and us.

A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could adversely affect us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk. All of our fixed income investments, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are classified as available-for-sale and reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Consequently, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended February 28, 2005, total interest income was $57.1 million with investments yielding an average 2.04% on a worldwide basis. This interest rate level was up approximately 66 basis points from 1.38% for the three months ended February 29, 2004.

Table of Investment Securities:

The table below presents the cash, cash equivalent and marketable securities balances, related weighted average interest rates and maturities for our investment portfolio at February 28, 2005. The cash, cash equivalent and marketable securities balances approximate fair value at February 28, 2005.

	Amortized	Weighted Average
(Dollars in millions)	Principal Amount	Interest Rate

Cash and cash equivalents	$7,221	2.27%
Marketable securities	1,911	1.49%

Total cash, cash equivalents and marketable securities	$9,132	2.11%

The table above includes the United States dollar equivalent of cash, cash equivalents and marketable securities, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

Amortized
Principal
Amount at
(in millions)	February 28, 2005

Euro	$727
Japanese Yen	723
British Pound	208
Chinese Renminbi	183
Canadian Dollar	116
Australian Dollar	89
South African Rand	75
Other currencies	867

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$2,988

Interest Expense Rate Risk. On December 29, 2004, we borrowed $9.2 billion under our $9.5 billion unsecured 364-Day term loan agreement (Bridge Loan). Borrowings under the Bridge Loan bear interest at a rate per annum equal to, at our option, (i) the higher of Wachovia Bank’s prime rate and the rate equal to the federal funds effective rate plus 1/2 of 1% (Base Rate borrowing) or (ii) a rate based on the London interbank offered rate from time to time plus a margin which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt (Eurodollar Rate borrowing). We initially elected a Base Rate borrowing which we converted into two Eurodollar Rate borrowings on December 31, 2004. The first Eurodollar Rate borrowing of $2.0 billion (effective interest rate of 2.92%) was repaid on February 28, 2005. The effective interest rate on the second

Eurodollar Rate borrowing of $7.2 billion is 3.01%. As of February 28, 2005, a 1/8% change in interest rates would increase or decrease interest expense by $9.0 million annually.

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 4.46% as of February 28, 2005. The fair value of the interest rate swap was $2.6 million at February 28, 2005 and is included in other assets in the accompanying consolidated balance sheets.

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in other income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in non-operating income, net in the accompanying condensed consolidated statements of operations were $26.7 million and $15.5 million in the nine months ended February 28, 2005 and February 29, 2004, respectively. The fair value of the foreign currency forward contracts was $0.5 million and $(0.1) million as of February 28, 2005 and February 29, 2004.

Net Investment Risk. Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in non-operating income, net.

At February 28, 2005, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $(0.9) million and $0.1 million as of February 28, 2005 and February 29, 2004. The Yen investment hedge has a notional amount of $632 million and an exchange rate of 104.48 Yen for each United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $39.9 million and $55.3 million in the nine months ended February 28, 2005 and February 29, 2004, respectively. Net gains on investment hedges reported in non-operating income, net were $9.0 million and $5.6 million in the nine months ended February 28, 2005 and February 29, 2004, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our interim Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting. As a result of our acquisition of PeopleSoft in the third quarter of fiscal 2005, we have expanded our internal controls over financial reporting to include consolidation of the PeopleSoft results of operations, as well as, acquisition related accounting and disclosures. These controls have been incorporated into our Section 404 assessment for fiscal 2005. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on May 31, 2005. We are dedicating significant resources, including management time and effort, and incurring additional costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Finance and Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

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

The material set forth in Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of fiscal 2005, we sold an aggregate of 9,132 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $126,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary and Flex Euro allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Limited who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Program

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to February 28, 2005, a total of 1,768.2 million shares have been repurchased for approximately $20.1 billion. We repurchased 93.9 million shares for $1.1 billion and 78.3 million shares for $1.0 billion during the nine months ended February 28, 2005 and February 29, 2004, respectively. We did not repurchase any shares in the third quarter of fiscal 2005. At February 28, 2005, approximately $2.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

2	.01 (1)	Agreement and Plan of Merger dated December 12, 2004 among Oracle Corporation, Pepper Acquisition Corp. and PeopleSoft, Inc.
10	.07 (2)	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004
10	.14 (2)	Description of the Fiscal Year 2005 Executive Bonus Plan
10	.18 (3)	364-Day Term Loan Agreement dated December 28, 2004
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra Catz
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on December 14, 2004

(2)	Incorporated by reference to the Form 8-K filed on November 4, 2004

(3)	Incorporated by reference to the Form 8-K filed on January 3, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: March 25, 2005	By: /s/ SAFRA CATZ Safra Catz President and Interim Chief Financial Officer

Dated: March 25, 2005	By: /s/ JENNIFER L. MINTON Jennifer L. Minton Senior Vice President, Finance and Operations and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2	.01 (1)	Agreement and Plan of Merger dated December 12, 2004 among Oracle Corporation, Pepper Acquisition Corp. and PeopleSoft, Inc.
10	.07 (2)	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004
10	.14 (2)	Description of the Fiscal Year 2005 Executive Bonus Plan
10	.18 (3)	364-Day Term Loan Agreement dated December 28, 2004
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra Catz
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on December 14, 2004

(2)	Incorporated by reference to the Form 8-K filed on November 4, 2004

(3)	Incorporated by reference to the Form 8-K filed on January 3, 2005