Form 10-K
period 2005-05-31
ORACLE CORP /DE/
filed 2005-07-01
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $50,087,101,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2005, and based on the reported last sale price of common stock on November 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 24, 2005: 5,146,713,889

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 10, 2005.

ORACLE CORPORATION

FISCAL YEAR 2005

FORM 10-K

ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2006 fiscal year, which runs from June 1, 2005 to May 31, 2006.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute, and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations.

Our goal is to offer customers with scalable, reliable, secure and integrated database and middleware and applications software that provides transactional efficiencies, adapts to an organization’s unique needs and allows better ways to access and manage information at a low total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets. In fiscal 2005, we focused on strengthening our market position and enhancing our existing portfolio of products and services as well as acquiring and integrating businesses that we believe will improve our competitive position, expand our customer base, provide greater scale to increase our research and development and accelerate innovation.

In January 2005, we completed the acquisition of PeopleSoft, Inc., a provider of enterprise application software products for approximately $11.1 billion. We have completed the substantial majority of our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations and expect to finalize our remaining integration activities within the next six months. In April 2005, we completed the acquisition of Retek, Inc., a provider of software solutions and services to the retail industry for approximately $700 million. We also completed other smaller acquisitions over the past several years and expect to continue to acquire or make investments in complementary companies, products, services and technologies in the future. See Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions.

Oracle Corporation was incorporated in 1986 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software and Services

We are organized into two businesses, software and services. Our software business is further organized into two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is further organized into three operating segments: (1) consulting, (2) advanced product services and (3) education. Our software business represented 80%, 79% and 76% of total revenues and our services business represented 20%, 21% and 24% of total revenues in fiscal 2005, 2004 and 2003, respectively. See Note 16 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Software Business

New Software Licenses

New software licenses include the licensing of database and middleware software, which consists of the Oracle Database and Oracle Fusion Middleware, as well as applications software. Our technology and business solutions are based on an internet e-business model comprised of interconnected database servers, application servers, web servers and desktop computers or mobile devices running web browsers. This architecture enables end users to access business data and applications through a universally adopted web browser interface, while providing enterprises the most efficient and cost effective method of managing business information and applications.

In an internet e-business model, database servers manage and protect the underlying business information, while application servers run the business applications that automate a myriad of business functions. We have focused on concepts such as global single instance application deployment that establishes fewer, high quality databases of important business information, rather than dozens or hundreds of disparate databases that are difficult to synchronize and coordinate. Our integrated, component-based architecture achieves high quality business information and can be adapted to the specific needs of any industry or application. Oracle technology also operates on multiple systems including Linux, UNIX, mainframes and Windows.

New software license revenues include all fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 35% of total revenues in fiscal 2005, 2004 and 2003.

Database and Middleware Software

Our grid software provides a cost-effective, high-performance platform for running and managing virtually any type of business application for companies of any size. With an increasing focus on low-cost, high volume server and storage components, Oracle grids are designed to accommodate demanding business environments, while providing the ability to assign and reassign computing power to various applications. This ability to reconfigure computing resources as needed simplifies computing capacity, planning and procurement. With a grid infrastructure approach, customers do not need to purchase excess hardware or be caught with too little computing power during high traffic periods. New software license revenues from database and middleware products represented 81%, 82% and 81% of new software license revenues in fiscal 2005, 2004 and 2003, respectively.

Oracle Database

The Oracle relational database management system is a key component of a grid infrastructure and enables the storage, manipulation and retrieval of virtually any type of data including traditional relational data, XML, OLAP cubes, documents, images and many others.

The Oracle Database is unique in that it can run applications with a very high degree of scalability and reliability across multiple low cost computers clustered together. This is achieved by using Oracle Real Application Clusters, a clustered configuration of Oracle 10g Databases that creates a single, scalable and fault tolerant database from an interconnected cluster of inexpensive, high-volume servers. To increase computing capacity, our customers can simply add computers to the cluster, and the database software adapts to utilize the additional computing resources. This significantly improves application scalability and availability without requiring users to modify their applications or purchase excess computing capacity. Customers can achieve significant cost savings by eliminating dedicated fail-over servers, and by using lower-cost hardware as the basis of the cluster, instead of larger, more expensive computers.

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

Oracle Fusion Middleware

Oracle Fusion Middleware is the brand for Oracle’s family of middleware products, which includes Oracle Application Server, Oracle Collaboration Suite, Oracle Developer Suite and Oracle Data Hub, among others. Oracle Fusion Middleware allows customers to easily integrate heterogeneous business applications and automate business processes and is built on industry standards such as J2EE, Business Process Execution Language and other web services standards. In addition, Oracle Fusion Middleware supports multiple development languages and tools, allowing developers to build and deploy web services, web sites, portals and web-based applications. Oracle’s middleware is used to support Oracle applications, as well as other enterprise applications and independent software vendors that use Oracle Fusion Middleware as the basis to build their own custom applications.

Oracle Application Server

The foundation of Oracle Fusion Middleware is Oracle Application Server 10g. Designed for grid computing, Oracle Application Server 10g incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle Application Server 10g also provides a complete integration platform that is designed to simplify and accelerate business, application and data integration projects.

The new Identity Management option for Oracle Application Server 10g makes it easier for companies to manage multiple identities and access privileges, which helps to safeguard information, critical systems and applications against unauthorized access.

Oracle Application Server 10g also includes Oracle Portal, which allows personalized portal sites to be rapidly developed and deployed, all with single sign-on and security. Portal sites are assembled using portlets, which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the wireless capability of Oracle Application Server 10g Enterprise Edition, portal sites can be made available to any wireless device.

Oracle Collaboration Suite

Oracle Collaboration Suite is a single, integrated suite that manages email and voicemail messages, facsimiles, calendaring, conferencing, instant messaging, file sharing, search and workflow. The Oracle Collaboration Suite centralizes administration and lowers operating costs by consolidating email and file servers. Additionally, users are provided with one folder for their email, files, voicemail and facsimile messages. The Oracle Collaboration Suite is built on the Oracle Database and Oracle Fusion Middleware, supports enterprise-scale implementations, and offers high-availability features such as rapid server failover, disaster recovery and automated backup. With Oracle Collaboration Suite, users access all their communications content via desktop applications, the internet, personal digital assistants or mobile phones, improving communication and collaboration.

Oracle Developer Suite

Oracle Developer Suite is an integrated suite of development tools designed to facilitate rapid development of internet database applications and web services. The Oracle Developer Suite contains application development and business intelligence tools and is built on internet standards such as Java, J2EE, XML and HTML.

The Oracle Developer Suite includes Oracle JDeveloper, a Java development environment for modeling, building, debugging and testing enterprise-class J2EE applications and web services. In addition, the suite contains Oracle Designer, a tool that allows developers to model business processes and automatically generate enterprise database applications, and Oracle Forms Developer, a development tool for building database applications that can be deployed unchanged in both internet and client/server based environments.

The Oracle Developer Suite also includes Oracle Warehouse Builder software that consolidates fragmented data and metadata (machine understandable information for the web) pulled from packaged applications, custom applications and legacy applications. Oracle Warehouse Builder enables developers to graphically design the multidimensional database schema and to automatically generate and load the data warehouse.

Oracle Data Hub

Data hubs serve as centralized data repositories for key business definitions such as customers, products and employees. The Oracle Customer Data Hub is a packaged solution that enables companies to create a single, high quality enterprise customer identity database by consolidating customer information from heterogeneous sources. After the data is consolidated into the central customer data store, it can be standardized, cleansed and enriched by use of embedded functionality and then used by other applications with near-real-time synchronization. The Oracle Customer Data Hub can operate independently of Oracle applications. The Oracle Customer Data Hub differs from a data warehouse in that it does not store information about every transaction involving a particular customer. It is specifically concerned with creating a high quality master customer list. Also, data hubs provide customer data quality management tools, and near-real-time operational access to a master customer list, whereas a data warehouse is typically used for analysis of historical and summarized data. The Oracle Customer Data Hub is designed to help companies gain a complete and consistent view of a customer across all transaction systems. Oracle has announced the creation of additional hubs to consolidate information related to products, financial information, or other data from a variety of systems and applications.

Applications Software

Oracle’s portfolio of enterprise applications software includes the Oracle E-Business Suite, PeopleSoft Enterprise, JD Edwards EnterpriseOne and JD Edwards World. Each of our enterprise applications, which is offered as a fully integrated suite or available on a component basis, provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. Our applications are built on open architectures and are designed for flexible configuration and open, multi-vendor integration.

Oracle’s applications combine business functionality with innovative technologies such as workflow and self-service applications, to enable users to lower the cost of their business operations by providing customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Companies can use self-service applications to automate a variety of business functions, such as customer service and support, procurement, expense reporting and reimbursement. Each product line is also available in multiple languages and currencies, enabling companies to support both global and local business practices and legal requirements.

Our applications can be tailored to offer customers a variety of industry-specific solutions. We recently improved our offerings to retail customers with our acquisition of Retek, Inc., providing software that connects every part of a retailer’s business, from customer to supplier, with solutions for planning, merchandising, supply chain and in-store applications. New software license revenues from applications software represented 19%, 18% and 19% of new software license revenues in fiscal 2005, 2004 and 2003, respectively.

Project Fusion

Our vision for the future of our application products is Project Fusion, a next-generation, service-oriented platform and set of applications to be built on open industry standards, extensible by customers and partners and interoperable with third party and existing installations. Fusion is being designed to leverage the best functionality and combine the best features, flows and usability traits of the Oracle E-Business Suite, PeopleSoft and JD Edwards application products into one product line. We believe the resulting suite of applications will deliver a superior ownership experience through improved usability, adaptive business process automation, built-in business intelligence and industry-specific capabilities.

Software License Updates and Product Support

Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, which is typically one year. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Product support typically is provided by our global support centers. Software license updates and product support are generally priced as a percentage of the new software license fees. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. Software license updates and product support revenues represented 45%, 44% and 41% of total revenues in fiscal 2005, 2004 and 2003, respectively. We attribute the ongoing growth of our software license updates and product support revenues to the high renewal rate of our existing subscription base, an increase in our support contract base from acquisitions and an increase in the amount of new product support contracts associated with the sale of new software licenses.

Services Business

Consulting

We globally deploy professionals who specialize in the design, implementation, deployment, upgrade and migration services for our database, middleware and applications software. We focus on implementing software with a number of consulting accelerators such as preconfigured business flows, all of which increase the pace at which our customers achieve value from our applications. Our consulting services help customers consolidate their information technology operations, integrate disparate systems and increase the security of their data assets. Consulting revenues represented 15%, 16% and 19% of total revenues in fiscal 2005, 2004 and 2003, respectively.

Advanced Product Services

Advanced product services are comprised of On Demand and advanced product support services. Through Oracle On Demand, we host, monitor, administer, upgrade and maintain our database, middleware and applications software for our customers either at Oracle or at a customer designated location. We believe Oracle On Demand enables our customers to lower information technology costs and improve their business efficiency as we manage the availability, security, performance and change management for our software. Our advanced product support services assist customers in configuration and performance analysis, personalized support and annual on-site technical services. Advanced product services revenues represented 3%, 3% and 2% of total revenues in fiscal 2005, 2004 and 2003, respectively.

Education

We provide training to customers, partners and employees as part of our mission of accelerating the adoption of our technology around the world. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-Roms. Education revenues represented 2%, 2% and 3% of total revenues in fiscal 2005, 2004 and 2003, respectively.

Marketing and Sales

Sales Distribution Channels

In the United States, we market our products and services primarily through our own sales and service organization. Sales and service employees are based in our headquarters and in field offices throughout the United States.

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

The Oracle Partner Network allows us to pursue new business opportunities through partners as well as with direct customers. Partners in the program include consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators/implementers. Partners can also participate in the Oracle Technology Network. This program is specifically designed for the database administrator, internet developer and applications suite user communities. We provide applications, technology, education and technical support that enable our partners to effectively integrate our products into their business offerings. The combination of Oracle’s infrastructure and applications and our partners’ expertise broadens our exposure in new markets.

International Markets

We sell our products and provide services worldwide. Our geographic coverage allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for products. Our results of operations could be affected by economic and political uncertainty or changes in the laws or policies in the countries in which we operate and by macroeconomic changes, including currency rate fluctuations, recessions and inflation. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements.

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

Customers

Our customer base consists of a significant number of businesses of many sizes and industries, government agencies, educational institutions and resellers. No single customer accounted for 10% or more of revenues in fiscal 2005, 2004 or 2003.

Competition

The enterprise software industry is intensely competitive and evolving rapidly. We compete in various segments of this industry including database software, middleware (business intelligence, application integration, portal server, J2EE application server, development tools and identity management), collaboration, development tools, enterprise applications and consulting/systems integration, among others. Total cost of ownership, performance, functionality, ease of use, standards-compliance, product reliability, security and quality of technical support are key competitive factors that face us in each of the areas in which we compete. Our customers are also demanding less complexity and lower cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software, which has led increasingly to our product offerings (database, middleware and applications) being viewed as a “stack” of software designed to work together. Our product sales (and the relative strength of our products versus our competitors) are also affected by the broader “platform” competition between industry-standard Java (J2EE) and Microsoft Corporation’s .NET programming environments and by operating system competition between Windows Server, Unix (Sun Solaris, HP-UX and IBM AIX) and Linux. Open source alternatives to commercial software in many of our primary markets, such as MySQL in database and JBoss in application servers are also impacting the competitive environment. These products are typically offered free of charge and are readily available over the Internet.

In the sale of database software, scalability, reliability, availability and security are key competitive differentiators for our database software. Our competitors include International Business Machines Corporation, Microsoft, Sybase, Inc. and the open source databases, MySQL and PostgreSQL, among others. Our ability to continually innovate and differentiate our database offering has enabled us to maintain our leading position in database software over our competitors.

In the sale of middleware products, our offering includes a package of software functionality including business intelligence, integration, portal, J2EE application server, development tools and identity management software. Our ability to offer a full range of rich functionality in a standards-based, open architecture has been a key competitive differentiator. Our competitors include IBM, Microsoft, BEA Systems, Inc., SAP Aktiengesellschaft, Sun Microsystems Inc., Sybase and open source projects such as JBoss, but we also face competition in each element of our packaged functions. Business intelligence competitors include Business Objects S.A., Cognos Incorporated, Hyperion Solutions Corporation and others. Application server competitors include Borland Software Corporation, Fujitsu Software Corporation, Hitachi Software Engineering Co., Ltd., IONA Technologies PLC and others. Enterprise Application Integration competitors include webMethods, TIBCO Software, Novell and others. Enterprise portal vendors include, EMC Corporation (Documentum), Plumtree Software, Vignette Corporation and Computer Associates. Identity management vendors include Hewlett-Packard Company and Computer Associates, among others. Open source vendors Red Hat and Novell are also increasingly bundling middleware functionality with their respective Linux distributions. As a package, our middleware solutions have experienced rapid growth in recent years relative to our competitors.

In the sale of collaboration products, we compete primarily with Microsoft (Exchange/Outlook), IBM (Domino/Notes) and Novell (Groupwise). In addition, we compete in the related content management markets with EMC (Documentum), FileNet, Percussion Software and Vignette, among others.

In the sale of development tools, ease of use, standard-compliance and the level of abstraction (automated code generation) are key competitive differentiators. We compete against Borland Software Corporation (Delphi), IBM (WebSphere), Microsoft (VisualStudio.NET), Sun Microsytems (Sun Studio), Sybase (PowerBuilder) and others. The success of our development tools is closely related to the relative popularity of our platform (database and middleware) compared to our competitors, as well as the larger competition between Java and Microsoft’s .NET.

The sale of applications software, in particular, is changing rapidly due to the development and deployment of Service Oriented Architectures (SOA) and web services, application integration middleware as well as “software as a service” offerings, such as those from Salesforce.com and RightNow Technologies, Inc. in Customer Relationship Management (CRM) applications. As a result of our acquisition of PeopleSoft, we presently offer several product lines, which are suited for different needs of customers in different industries. We compete against SAP, Lawson Software, Inc., Intentia International AB, Microsoft Business Solutions (Great Plains, Solomon, Axapta, Navision), Siebel Systems, Inc., Sage, Inc., SSA Global and many other application providers. These include numerous point solution providers such as Epicor (accounting), SunGard Data Systems (treasury), Kronos (time and attendance), Taleo (recruitment), Callidus (compensation), Automatic Data Processing, Inc. (ADP) (payroll), Ariba (procurement), i2 (order management), MRO (enterprise asset management), DSCi (logistics), GEAC (inventory), Broadvision (marketing), Kana (analytics), Salesforce.com (sales force automation) and Amdocs (customer service).

With service-oriented architectures, our packaged applications also compete with custom solutions either developed in-house or by large systems integrators such as Accenture Ltd. or IBM Global Services. Our pre-packaged applications also compete against business process outsourcers including ADP, Fidelity Investments, Ceridian Corporation, Hewitt-Cyborg Limited and others. Our application products are architected around a single database model, which we believe is a key differentiator between us and our most significant competitors.

In the sale of consulting and systems integration services, we both partner with and compete against Accenture Ltd., Electronic Data Systems Corporation, IBM Global Services, Bearing Point, CapGemini and many others.

Research and Development

We develop the majority of our products internally. In addition, we have also acquired technology through business acquisitions. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent itself is essential to us or to any of our principal business segments.

Research and development expenditures were 13%, 13% and 12% of total revenues in fiscal 2005, 2004 and 2003, respectively. As a percentage of new software license revenues, research and development expenditures were 37%, 36% and 36% in fiscal 2005, 2004 and 2003, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our database, middleware and applications software, including investment in Project Fusion.

Employees

As of May 31, 2005, we employed 49,872 full-time employees, including 11,445 in sales and marketing, 4,937 in license updates and product support, 14,125 in services, 13,114 in research and development and 6,251 in general and administrative positions. Of these employees, 21,544 were located in the United States and 28,328 were employed internationally.

None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries worker councils represent our employees. We have not experienced any work stoppages and believe that our employee relations are good.

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

Executive Officers of the Registrant

Our executive officers and significant employees are as follows:

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President, Interim Chief Financial Officer and Director
Charles E. Phillips, Jr.	President and Director
Gregory B. Maffei	President and Prospective Chief Financial Officer
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Support and Oracle On Demand
Charles A. Rozwat	Executive Vice President, Server Technologies
Derek H. Williams	Executive Vice President, Asia Pacific Sales and Consulting
John Wookey	Senior Vice President, Applications Development
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
Jennifer L. Minton	Senior Vice President, Finance and Operations

Mr. Ellison, 60, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. Mr. Ellison served as Chairman of the Board from May 1995 to January 2004 and from May 1990 until October 1992. He served as President from May 1978 to July 1996.

Mr. Henley, 60, has been Chairman of the Board since January 2004 and a director since June 1995. Mr. Henley served as an Executive Vice President and Chief Financial Officer from March 1991 until July 2004. He also serves as a director of CallWave, Inc.

Ms. Catz, 43, has been a President since January 2004, has been Interim Chief Financial Officer since March 2005 and has served as a Director since October 2001. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999.

Mr. Phillips, 46, has been a President and has served as a Director since January 2004. He served as Executive Vice President Strategy, Partnerships, and Business Development, from May 2003 to January 2004. Prior to joining us, Mr. Phillips was with Morgan Stanley & Co., Incorporated, a global investment bank, where he was a Managing Director from November 1995 to May 2003 and a Principal from December 1994 to November 1995. From 1986 to 1994, Mr. Phillips worked at various investment banking firms on Wall Street. Prior to that, Mr. Phillips served as a Captain in the United States Marine Corps as an information technology officer. Mr. Phillips also serves as a director of Viacom Inc. and 51job, Inc.

Mr. Maffei, 45, joined the company in June 2005 as President, and will be appointed Chief Financial Officer in July 2005. Prior to joining us, Mr. Maffei served as Chief Executive Officer of 360networks Corporation, a telecommunications service provider, from January 2000 to June 2005. Mr. Maffei was previously Chief Financial Officer of Microsoft Corporation from July 1997 to January 2000. In June 2001, several subsidiaries of 360networks filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code and successfully emerged from bankruptcy protection in November 2002. Mr. Maffei also serves as a director of Starbucks Corporation and Electronic Arts, Inc.

Mr. Block, 44, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. Mr. Block served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining us in 1986, Mr. Block was a Senior Consultant at Booz, Allen and Hamilton.

Mr. Giacoletto, 55, has been Executive Vice President, Europe, Middle East and Africa Sales and Consulting since June 2000 and Senior Vice President, Business Solutions since November 1998. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining us, he had been President of AT&T Solutions for Europe since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Rottler, 39, has been Executive Vice President, Oracle Support and Oracle On Demand since September 2004. Prior to joining us, he served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company (HP), from December 2003 to September 2004, where he was responsible for HP’s worldwide Public Sector, Health and Education business. Mr. Rottler was Vice President, HP Services Worldwide Sales and Marketing from May 2003 to December 2003, Vice President, HP Services Worldwide Marketing, Strategy and Alliances from May 2002 to May 2003 and Vice President and General Manager, HP Services North America from April 2000 to May 2002.

Mr. Rozwat, 57, has been Executive Vice President, Server Technologies since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. Mr. Rozwat served as Vice President of Development from December 1994 to November 1996. Prior to joining us, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Williams, 60, has been Executive Vice President, Asia Pacific Sales and Consulting since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. Mr. Williams served as Vice President, Asia Pacific from April 1991 to July 1993. Mr. Williams joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wookey, 46, has been Senior Vice President, Applications Development since April 2000. Mr. Wookey served as Senior Vice President, Financial Applications Products from April 1999 to January 2000 and Vice President, Financial Applications Products from June 1995 to April 1999. Prior to joining us, he spent eight years as Vice President of Development at Ross Systems, Inc.

Mr. Cooperman, 54, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining us, Mr. Cooperman had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which has since become Bingham McCutchen LLP) from October 1977, and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose office.

Ms. Minton, 44, has been Senior Vice President, Finance and Operations since October 2001. She served as Senior Vice President and Corporate Controller from April 2000 to September 2001 and Vice President and Corporate Controller from November 1998 to March 2000. Ms. Minton joined us in May 1989.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.5 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 10.8 million square feet in various locations in the United States and abroad. Due to our restructuring and merger integration activities in fiscal 2005, we have vacated approximately 3.4 million square feet or 24% of total owned and leased space. This additional space is sublet or being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 22 of Notes to Consolidated Financial Statements in Item 15 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq National Market under the symbol “ORCL” and has been traded on Nasdaq since our initial public offering in 1986. According to the records of our transfer agent, we had 25,379 stockholders of record as of May 31, 2005. The majority of our shares are held in approximately 1.6 million customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the number of total stockholders is less than 1.6 million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Low Sale Price	High Sale Price
Fiscal 2005:
Fourth Quarter	$11.52	$13.62
Third Quarter	12.66	14.63
Second Quarter	9.86	13.39
First Quarter	9.90	11.93
Fiscal 2004:
Fourth Quarter	$11.23	$13.08
Third Quarter	12.40	14.89
Second Quarter	11.25	13.76
First Quarter	11.29	13.65

Our policy has been to reinvest earnings to fund future growth and to repurchase our common stock pursuant to a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future.

In the fourth quarter of fiscal 2005, we sold an aggregate of 12,473 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $147,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Limited who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004. From the inception of the stock repurchase program to May 31, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.4 billion. At May 31, 2005, approximately $1.9 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending May 31, 2005 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2005 - March 31, 2005	—	$—	—	$2,157.1
April 1, 2005 - April 30, 2005	20.9	11.89	20.9	1,908.5
May 1, 2005 - May 31, 2005	—	—	—	1,908.5

Total	20.9	$11.89	20.9

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last 5 years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. During fiscal 2005 we acquired PeopleSoft, Inc., Retek Inc. and other smaller companies for approximately $12 billion. Each of these acquisitions was accounted for as a business purchase and accordingly, the results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.

	Year Ended May 31,
(in millions, except per share amounts)	2005		2004	2003	2002	2001
Total revenues	$11,799		$10,156	$9,475	$9,673	$10,961
Operating income	4,022		3,864	3,440	3,571	3,777
Net income	2,886		2,681	2,307	2,224	2,561
Earnings per share - basic	0.56		0.51	0.44	0.40	0.46
Earnings per share - diluted	0.55		0.50	0.43	0.39	0.44
Basic weighted average common shares outstanding	5,136		5,215	5,302	5,518	5,597
Diluted weighted average common shares outstanding	5,231		5,326	5,418	5,689	5,865
Working capital	416	(1)	7,064	5,069	4,768	5,046
Total assets	20,687	(2)	12,763	10,967	10,800	11,030
Short-term borrowings and current portion of long-term debt	2,693	(3)	9	153	—	3
Long-term debt, net of current portion	159		163	175	298	301
Stockholders’ equity	10,837		7,995	6,320	6,117	6,277

(1)	Total working capital decreased as of May 31, 2005 primarily due to cash paid to acquire PeopleSoft and an increase in short-term borrowings.

(2)	Total assets increased as of May 31, 2005 due to goodwill of $6,962 and intangible assets of $3,334 arising from business combinations. See Note 2 of Notes to Consolidated Financial Statements.

(3)	Short-term borrowings increased due to amounts borrowed under our commercial paper program and a loan facility borrowed by Oracle Technology Company, a wholly-owned subsidiary of the Company. See Note 5 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our acquisition activity and our key operating business segments and significant trends. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

Acquisition of PeopleSoft and Retek

In January 2005, we completed the acquisition of PeopleSoft Inc., a provider of enterprise application software products for approximately $11.1 billion. We have completed the substantial majority of our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations and expect to finalize our remaining integration activities within the next six months. In April 2005, we completed the acquisition of Retek, Inc., a provider of software solutions and services to the retail industry for approximately $700 million. We also completed other smaller acquisitions over the past several years and expect to continue to acquire or make investments in complementary companies, products, services and technologies in the future. See Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions.

We believe our acquisitions of PeopleSoft and Retek support our long-term strategic direction, strengthen our competitive position in the enterprise applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

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

Software Business

Our software business consists of new software license revenues and license updates and product support revenues. Our software business, which represents 80% of our total revenues, is also our highest margin business. We expect that our software business revenues will continue to increase, which should allow us to continually improve margins and profits.

New Software Licenses:  We license our database, middleware and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, as well as governmental budgetary constraints, the competitive position of our software products and acquisitions. The software business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relatively small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing twelve-month period provides more visibility into the underlying performance of our software revenues than quarterly revenues.

New software license revenues for fiscal 2005 were $4.1 billion, which represents a growth rate of 16% over the corresponding prior year period. License revenues earned from large transactions, defined as transactions greater than $500,000 were 40%, 37% and 36% in fiscal 2005, 2004 and 2003, respectively. Over the last few years, customers delayed or limited their technology capital spending as a result of weak domestic and international economic conditions. These weak economic conditions resulted in more customers restricting their software procurement to well-defined current needs and a decline in purchases intended to accommodate future customer growth. In fiscal 2005, revenues earned from large transactions increased by 23%, reflecting stronger business confidence as general economic conditions improved, particularly in the United States. We believe that demand for our software products will continue to increase as a result of our acquisition of PeopleSoft and other companies, the improvements we have made to the features and functionality of our software products and the strengthening of our competitive position.

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

Software License Updates and Product Support:  Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, a substantial majority of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by three factors: (1) the acquisition of PeopleSoft’s support contract base, (2) the renewal rate of the subscription base eligible for renewal in the current fiscal year and (3) the amount of new product support contracts associated with the sale of new software licenses.

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenues related to support contracts in the amount of $320 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized in fiscal 2005. As customers renew these support contracts, we will recognize revenues for the full value of the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

As our product support subscription base grows, the renewal rate has a larger influence on the software license updates and product support revenue growth rate and the amount of new software license revenues has a diminishing effect. Therefore, the growth rate of software license updates and product support revenues do not necessarily correlate directly to the growth rate of new software license revenues. For example, if new software license revenues remained constant, license updates and product support revenues would continue to grow as a result of the incremental license updates and product support revenues associated with new software license revenues, assuming renewal and cancellation rates stayed relatively constant. We believe that software license updates and product support revenues will continue to grow as we anticipate that a substantial majority of our customers, including customers with PeopleSoft licenses, will renew their product support contracts and the sale of new software licenses will increase our subscription base.

Services Business

Our services business consists of consulting, advanced product support and education revenues. Services revenues represent 20% of our total revenues, and this business has significantly lower margins than our software business.

Consulting:  Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Excluding revenues earned from PeopleSoft consulting contracts, consulting revenues have declined in recent periods due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our decision to work more closely with partners who are performing an increasing number of the implementations of our software. In addition, we have experienced higher attrition rates in the United States and certain other countries as economic conditions improve and the demand for technical talent in certain markets has increased. The higher attrition rate has contributed to the decrease in consulting headcount levels, which has resulted in a decline in billable hours and revenues. We expect consulting revenues to increase in fiscal 2006, primarily due to incremental revenues from PeopleSoft consulting contracts.

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

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow new software license revenues. We expect education revenues to increase in fiscal 2006, primarily due to incremental revenues for training services provided to customers for PeopleSoft products. Over the last few years, education revenues declined due to personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. As a consequence, we have reduced the number of personnel and facilities space in order to reduce costs and prevent further margin deterioration.

Operating Margins

We continually focus on improving our operating margins by providing our customers with superior products and services, as well as maintaining a world class cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift towards globalization is crucial to maintaining a long-term competitive cost structure.

Acquisition Strategy

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. We believe we can fund additional acquisitions with our internally available cash and marketable securities, cash generated from operations, credit facilities or from the issuance of additional securities. We analyze the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Business Combinations

•	PeopleSoft Customer Assurance Program

•	Goodwill

•	Revenue Recognition

•	Accounting for Income Taxes

•	Legal Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts and Returns

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

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocation of PeopleSoft, we have estimated the fair value of the support obligation assumed from PeopleSoft in connection with the acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in PeopleSoft software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because PeopleSoft had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of PeopleSoft’s deferred support revenue at the date of acquisition by $418 million to $280 million, which amount represents our estimate of the fair value of the support obligation assumed.

As of the acquisition date, PeopleSoft had entered into support agreements for which the underlying service period had not yet started and for which PeopleSoft had not yet been paid. These support agreements were not reflected on PeopleSoft’s balance sheet since the service period had not yet begun and payment had not yet been received. We have recorded an intangible asset of $208 million to reflect the fair value of these contracts as of the acquisition date. The fair value of these contracts was determined on the same basis used to value the support contracts reflected on PeopleSoft’s balance sheet. This intangible asset is reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of May 31, 2005. We are amortizing this intangible asset over the term of the support contracts. The amortization is being reflected as a reduction to software license updates and product support revenues. Accordingly, the revenue recorded under these contracts will reflect the estimated fair value to fulfill the assumed obligations.

As a result of the adjustments to record PeopleSoft’s support obligations assumed at fair value, $626 million of software license updates and product support revenue that would have been otherwise recorded by PeopleSoft as an independent entity will not be recognized in our consolidated results of operations. As former PeopleSoft customers renew these support contracts, we will recognize the full value of the support contracts over the remaining term of the contracts, the majority of which are one year. Software license updates and product support revenues in fiscal 2005 were reduced by $314 million as a result of reflecting the support obligations at estimated fair value. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligation would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue in future periods related to these assumed contracts.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilized assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. Changes in estimates of executing the currently approved plans associated with pre-merger activities of Oracle will be recorded in restructuring expenses.

We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

PeopleSoft Customer Assurance Program

As discussed in Note 17 of Notes to Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time subsequent to the acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of May 31, 2005 was $3.5 billion. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 16 of the Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2005, did not result in an impairment charge.

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.

New software license revenues represent all fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Advanced product services revenues are recognized over the term of the service contract, which is generally one year.

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

The significant majority of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with FASB Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of non- acceptance is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2005, 2004 and 2003, $455.6 million, $356.6 million and $364.1 million or approximately 11%, 10% and 11% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is likewise not tax deductible, however deferred taxes have been recorded as part of the purchase price allocation, and therefore, will not affect our post-acquisition income tax rate. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly, and any adjustments are recorded as an adjustment to goodwill.

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

Stock-Based Compensation

We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow Opinion 25 because the fair value accounting provided for under Statement 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We expect to adopt this new standard at the beginning of our fiscal year ending May 31, 2007 using the modified prospective method.

Allowances for Doubtful Accounts and Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

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

Results of Operations

As a result of our acquisition of PeopleSoft, we have included the financial results of PeopleSoft in our consolidated financial statements beginning December 29, 2004, the date we acquired a majority interest. Therefore, the fluctuations in operating results of Oracle in the second half of fiscal 2005 compared with the same period in fiscal 2004 are generally due to the acquisition.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on the last day of the prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2005 and May 31, 2004, our financial statements would reflect revenues of $1.25 million in fiscal 2005 (using 1.25 as the exchange rate) and $1.21 million in fiscal 2004 (using 1.21 as the exchange rate). The constant currency presentation would translate the fiscal 2005 results using the fiscal 2004 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Total Revenues by Geography:
Americas	$5,798	16%	16%	$4,983	3%	2%	$4,844
EMEA(1)	4,288	17%	9%	3,677	13%	1%	3,254
Asia Pacific	1,713	15%	10%	1,496	9%	1%	1,377

Total revenues	11,799	16%	12%	10,156	7%	2%	9,475

Total Operating Expenses	7,777	24%	20%	6,292	4%	0%	6,035

Total Operating Margin	$4,022	4%	-1%	$3,864	12%	5%	$3,440

Total Operating Margin %	34%			38%			36%

% Revenues by Geography:
Americas	49%			49%			51%
EMEA	36%			36%			34%
Asia Pacific	15%			15%			15%

Total Revenues by Business:
Software	$9,421	17%	13%	$8,070	12%	6%	$7,199
Services	2,378	14%	10%	2,086	-8%	-13%	2,276

Total revenues	$11,799	16%	12%	$10,156	7%	2%	$9,475

% Revenues by Business:
Software	80%			79%			76%
Services	20%			21%			24%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, the increase in total revenues is due to incremental PeopleSoft revenues and an increase in sales of our products and services resulting from improved sales execution as a result of product specialization, a strengthening in our competitive position and a stronger economy, particularly in the United States. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the increase in total revenues, EMEA contributed 27% and Asia Pacific contributed 12%.

Excluding the effect of currency rate fluctuations, total operating expenses increased 20%. Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Operating margins as a percentage of total revenues decreased from 38% to 34%. The decline in operating margins is primarily due to incremental costs incurred as a result of the acquisition of PeopleSoft such as amortization of intangible assets, acquisition related costs, restructuring costs and stock-based compensation resulting from the assumption of unvested PeopleSoft stock options.

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

Improved sales execution, a strengthening of our competitive position and improvements in the economy resulted in a 3% increase in new software license revenues, excluding foreign currency rate fluctuations. The increase in software license updates and product support revenues is a result of the renewal of substantially all of the prior year period subscription base, the addition of software license updates and product support revenues associated with new software license revenues in the current fiscal year and more timely renewals.

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

Supplemental Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we use non-GAAP additional measures of net income and diluted earnings per share adjusted to exclude certain purchase accounting adjustments and expenses that we believe are appropriate to enhance an overall understanding of our past financial performance and prospects for the future. In addition, these adjusted non-GAAP results are among the primary indicators management uses as a basis for planning and forecasting of future periods. These adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends, as well as our marketplace performance. For example, the non-GAAP results are an indication of our baseline performance before the effects of business combination adjustments and other charges that are considered by management to be outside of our core business segment operational results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net income or diluted earnings per share prepared in accordance with GAAP.

The results of operations include the following purchase accounting adjustments and other significant expenses incurred in connection with acquisitions.

	Year Ended May 31,
(in millions, except per share amounts)	2005	2004	2003
Reported GAAP Net Income	$2,886	$2,681	$2,307
Support deferred revenue(1)	320	—	—
Amortization of intangible assets(2)	219	36	43
Acquisition related charges(3)(5)	208	54	—
Restructuring(4)	147	—	—
Stock-based compensation(5)	25	—	—
Income tax provision(6)	(264)	(29)	(14)

Effect on net income of purchase accounting adjustments and expenses incurred in connection with acquisitions	655	61	29

Non-GAAP Net Income	$3,541	$2,742	$2,336

GAAP Earnings Per Share
Diluted	$0.55	$0.50	$0.43

Non-GAAP Earnings Per Share
Diluted	$0.68	$0.51	$0.43

(1)	In connection with our purchase price allocation, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005. Software license updates and product support revenue related to support contracts assumed in business acquisitions in the amount of $320 million, that would have been otherwise recorded by the acquired entities, was not recognized as revenue by Oracle in fiscal 2005. As customers renew these support contracts over the next year, we will recognize revenue for the full contract value over the support period.

(2)	Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft.

(3)	Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the agreement date, stock-based compensation expenses, as well as personnel-related costs for transitional employees who have been or will be terminated after the completion of the legal entity mergers or integration activities.

(4)	Restructuring costs include Oracle employee severance and Oracle duplicate facility closures.

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations:

(in millions)	Year Ended May 31, 2005
Sales and marketing	$6
Software license updates and product support	2
Cost of services	7
Research and development	10

Subtotal	25
Stock-based compensation included in acquisition related charges	47

Total	$72

Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax provision was calculated to reflect a 28.8%, 32.0% and 32.6% tax rate in fiscal 2005, 2004 and 2003, respectively.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:    New software license revenues represent fees earned from granting customers licenses to use our database and middleware products, as well as application software products and excludes revenues derived from software license updates, which are included in software license updates and product support revenues. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
New Software License Revenues:
Americas	$1,805	21%	20%	$1,490	4%	4%	$1,426
EMEA	1,505	10%	3%	1,371	12%	1%	1,225
Asia Pacific	781	15%	11%	680	10%	3%	619

Total revenues	4,091	16%	12%	3,541	8%	3%	3,270

Expenses:
Sales and marketing(1)	2,505	18%	14%	2,123	4%	-3%	2,050
Stock-based compensation	6	*	*	—	*	*	—
Amortization of intangible assets	59	*	*	13	*	*	22

Total expenses	2,570	20%	17%	2,136	3%	-2%	2,072

Total Margin	$1,521	8%	4%	$1,405	17%	10%	$1,198

Total Margin %	37%			40%			37%

% Revenues by Geography:
Americas	44%			42%			44%
EMEA	37%			39%			37%
Asia Pacific	19%			19%			19%

Revenues by Product:
Database and middleware	$3,265	13%	9%	$2,893	11%	4%	$2,618
Applications	785	28%	25%	615	2%	-2%	605

Total revenues by product	4,050	15%	12%	3,508	9%	3%	3,223
Other revenues	41	24%	21%	33	-30%	-32%	47

Total new software license revenues	$4,091	16%	12%	$3,541	8%	3%	$3,270

% Revenues by Product:
Database and middleware	81%			82%			81%
Applications	19%			18%			19%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, new software license revenues increased due to improved sales execution, a strengthening in our competitive position, a stronger economy, particularly in the United States, and incremental revenues from the licensing of PeopleSoft products.

The increase in database and middleware new software license revenues was driven by a 23% increase in application server revenues, and a 12% increase in database technology revenues. The increase in applications new software license revenues was primarily due to incremental revenues from the licensing of PeopleSoft products, improved sales execution as a result of product specialization and increased demand for our products, particularly in North America. Excluding the effect of currency rate fluctuations, the Americas contributed 71%, EMEA contributed 12% and Asia Pacific contributed 17% to the increase in new software license revenues.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased from 37% of new software license revenues in fiscal 2004 to 40% of new software license revenues in fiscal 2005. New software license revenues earned from large transactions increased by 23% in fiscal 2005, reflecting higher business confidence as general economic conditions improved, particularly in the United States, as customers are purchasing more licenses to accommodate their future growth.

Sales and marketing expenses increased primarily due to higher commission expenses that resulted from higher revenue levels, as well as higher personnel related costs associated with increased sales headcount.

Stock-based compensation expense relates to the assumption of unvested PeopleSoft stock options in connection with the acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the PeopleSoft acquisition.

The total new software license margin as a percentage of revenues was negatively affected as a result of higher personnel related expenditures, amortization of intangible assets, as well as stock-based compensation charges.

Fiscal 2004 Compared to Fiscal 2003:  Excluding the effect of currency rate fluctuations, new software license revenues increased in fiscal 2004 primarily due to higher database technology revenues in all geographic areas, offset slightly by lower application revenues, primarily in Asia Pacific. Improved sales execution, a strengthening in our competitive position and improvements in the economy resulted in a 5% increase in new software license sales in the United States and 1% internationally. The Americas contributed 62% to the increase in new software license revenues in fiscal 2004, EMEA contributed 15% and Asia Pacific contributed 23%.

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

	Year Ended May 31,
	2005	Percent Change		2004	Percent Change		2003
(Dollars in millions)		Actual	Constant		Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,759	15%	14%	$2,407	11%	10%	$2,170
EMEA	1,866	21%	13%	1,542	21%	8%	1,272
Asia Pacific	705	22%	17%	580	19%	10%	487

Total revenues	5,330	18%	14%	4,529	15%	9%	3,929

Expenses:
Software license updates and product support (1)	616	13%	9%	547	15%	9%	474
Stock-based compensation	2	*	*	—	*	*	—
Amortization of intangible assets	127	*	*	—	*	*	—

Total expenses	745	36%	32%	547	15%	9%	474

Total Margin	$4,585	15%	11%	$3,982	15%	9%	$3,455

Total Margin %	86%			88%			88%

% Revenues by Geography:
Americas	52%			53%			55%
EMEA	35%			34%			32%
Asia Pacific	13%			13%			13%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the renewal of a substantial majority of the subscription base eligible for renewal in the current year, the addition of software license updates and product support revenues associated with new software license revenues recognized in fiscal 2005, more timely contract renewals, as well as the expansion of our customer base resulting from the acquisition of PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 53% to the growth in software license updates and product support revenues, EMEA contributed 32% and Asia Pacific contributed 15%.

In connection with our purchase price allocation, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005. Software license updates and product support revenue related to support contracts assumed in business acquisitions in the amount of $320 million, that would have been otherwise recorded by the acquired entities, was not recognized as revenue by Oracle in fiscal 2005. As customers renew these support contracts over the next year, we will recognize the full contract value over the support period.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to higher personnel costs associated with increased headcount, higher discretionary bonuses and facility expenses.

Stock-based compensation expense relates to the assumption of unvested PeopleSoft stock options in connection with the acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the acquisition of PeopleSoft.

The total software license updates and product support margin as a percentage of revenues decreased in fiscal 2005 primarily due to the amortization of intangible assets and stock-based compensation charges.

Fiscal 2004 Compared to Fiscal 2003:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues in fiscal 2004 increased 9% as a result of the renewal of a substantial majority of the subscription base eligible for renewal in fiscal 2004, the addition of software license updates and product support revenues associated with new software license revenues recognized in fiscal 2004, as well as more timely contract renewals. Excluding the effect of currency rate fluctuations, the Americas contributed 57% to the growth in software license updates and product support revenues in fiscal 2004, EMEA contributed 30% and Asia Pacific contributed 13%.

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

Consulting:  Consulting revenues are earned by providing services to customers specializing in the design, implementation, deployment and upgrade of our database, middleware and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
	2005	Percent Change		2004	Percent Change		2003
(Dollars in millions)		Actual	Constant		Actual	Constant
Consulting Revenues:
Americas	$956	11%	11%	$859	-14%	-15%	$999
EMEA	716	23%	15%	581	0%	-11%	583
Asia Pacific	138	-7%	-12%	149	-17%	-22%	179

Total revenues	1,810	14%	12%	1,589	-10%	-14%	1,761

Expenses:
Cost of services(1)	1,549	15%	11%	1,347	-8%	-13%	1,472
Stock-based compensation	6	*	*	—	*	*	—
Amortization of intangible assets	1	*	*	—	*	*	—

Total expenses	1,556	16%	11%	1,347	-8%	-13%	1,472

Total Margin	$254	5%	1%	$242	-16%	-19%	$289

Total Margin %	14%			15%			16%

% Revenues by Geography:
Americas	53%			54%			57%
EMEA	39%			37%			33%
Asia Pacific	8%			9%			10%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Consulting revenues increased due to incremental revenues earned by performing services under PeopleSoft consulting contracts, partially offset by a decline in consulting revenues earned from services rendered under Oracle consulting contracts. The decline in revenue from Oracle consulting contracts is due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our decision to work more closely with partners, who are performing a higher percentage of the implementations of our software. Excluding PeopleSoft related consulting revenues, the decline in consulting revenues in the Americas is primarily due to a decrease in the United States. We experienced higher attrition rates in the United States, which led to lower consulting headcount levels, resulting in a decline in billable hours and revenues. The decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004.

Excluding the effect of currency rate fluctuations, consulting expenses increased 11% primarily due to higher external contractor costs and personnel related expenditures due to higher headcount and revenue levels.

Stock-based compensation expense related to the assumption of unvested PeopleSoft stock options in connection with the acquisition.

The total consulting margin as a percentage of revenues was negatively affected as a result of additional consulting expenses attributed to headcount levels and external contractor related expenditures, as well as stock-based compensation charges.

Fiscal 2004 Compared to Fiscal 2003:  Excluding the effect of currency rate fluctuations, the decline in total consulting revenues in fiscal 2004 was primarily due to companies delaying or limiting technology spending and product implementations. Historically, consulting revenue growth rates have lagged new software license revenue growth rates by several quarters, as consulting services are typically provided after customers purchase software licenses. In addition, consulting revenues have declined due to soft demand for consulting implementation services, the increased use of partners, competitive pricing pressures that have led to higher discounts and the increased use of offshore resources that are billed at lower rates. The Americas contributed 57% to the decline in consulting revenues in fiscal 2004, EMEA contributed 27% and Asia Pacific contributed 16%.

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

Advanced Product Services:  Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing advanced product services consists primarily of personnel related expenditures and hardware and facilities costs for Oracle On Demand.

	Year Ended May 31,
	2005	Percent Change		2004	Percent Change		2003
(Dollars in millions)		Actual	Constant		Actual	Constant
Advanced Product Services Revenues:
Americas	$165	18%	17%	$140	-7%	-7%	$150
EMEA	93	11%	3%	84	8%	-5%	78
Asia Pacific	41	21%	15%	34	17%	12%	29

Total revenues	299	16%	14%	258	0%	-4%	257

Cost of Services	253	17%	14%	216	19%	12%	182

Total Margin	$46	10%	6%	$42	-44%	-45%	$75

Total Margin %	15%			16%			29%

% Revenues by Geography:
Americas	55%			54%			59%
EMEA	31%			33%			30%
Asia Pacific	14%			13%			11%

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, advanced product services revenues increased primarily due to the expansion of our subscription base in Oracle On Demand services. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the increase in advanced product services revenues, EMEA contributed 12% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, total advanced product services expenses increased 14% primarily due to higher employee related expenditures related to increased headcount. The advanced product services margin as a percent of revenues decreased as expenses grew at a higher rate than revenues.

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

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database, middleware and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Education Revenues:
Americas	$113	30%	29%	$87	-12%	-13%	$99
EMEA	108	9%	2%	99	3%	-8%	96
Asia Pacific	48	-9%	-13%	53	-16%	-20%	63

Total revenues	269	13%	10%	239	-7%	-13%	258

Expenses:
Cost of services (1)	224	8%	4%	207	-3%	-9%	214
Stock-based compensation	1	*	*	—	*	*	—

Total expenses	225	9%	11%	207	-3%	-13%	214

Total Margin	$44	38%	42%	$32	-27%	-32%	$44

Total Margin %	16%			13%			17%

% Revenues by Geography:
Americas	42%			36%			38%
EMEA	40%			42%			37%
Asia Pacific	18%			22%			25%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Education revenues increased due to incremental revenues related to PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 127%, EMEA contributed 7%, while Asia Pacific contributed a negative 34% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses is primarily due to fees paid to education partners that provide training to our customers.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Research and Development:
Research and development (1)	$1,481	18%	17%	$1,254	8%	4%	$1,159
Stock-based compensation	10	*	*	—	*	*	—
Amortization of intangible assets	32	39%	39%	23	7%	7%	21

Total expenses	$1,523	19%	18%	$1,277	8%	6%	$1,180

Percent of Total Revenues	13%			13%			12%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2005 due to higher external contractor costs, as well as higher personnel and related expenditures related to the increase in headcount. In fiscal 2005, total research and development headcount increased by 2,656 employees or 25%. The database and middleware technology division has continued to hire engineers, resulting in a 6% headcount increase in fiscal 2005. Applications research and development headcount increased 45% in fiscal 2005 as a result of the hiring of former PeopleSoft engineers.

Stock-based compensation expense relates to the assumption of unvested PeopleSoft stock options in connection with the acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the acquisition of PeopleSoft.

Fiscal 2004 Compared to Fiscal 2003:  Excluding the effect of foreign currency rate fluctuations, research and development expenses increased in fiscal 2004 primarily due to an increase in discretionary bonus expenses. In fiscal 2004, research and development headcount increased 12% and 10% in the database and middleware technology division and applications development organizations, respectively. While total headcount increased from 9,429 to 11,436, salary expenses did not increase in proportion to the higher headcount because the hiring occurred in countries where personnel costs are significantly lower than in the United States.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
General and Administrative:
General and administrative	$550	8%	6%	$508	15%	8%	$441

Percent of Total Revenues	5%			5%			5%

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased 6% in fiscal 2005 as compared to the prior year corresponding period primarily due to higher discretionary bonuses and benefit expenses.

Fiscal 2004 Compared to Fiscal 2003:  Excluding the effect of foreign currency rate fluctuations, the increase in general and administrative expenses in fiscal 2004 was primarily attributed to discretionary bonus expenses, as well as costs associated with globalizing certain processes.

Amortization of Intangible Assets:  Amortization of intangible assets primarily represents purchased intangible assets associated with our acquisition of PeopleSoft, which will be amortized over a period of 5 to 10 years.

Amortization of intangible assets relate to the following intangible assets:

	Useful Life	Year Ended May 31,
(in millions)		2005	2004	2003
Software support agreements and related relationships	10 years	$88	$—	$—
Developed technology	5 years	86	36	43
Core technology	5 years	30	—	—
Customer relationships	10 years	10	—	—
Trademarks	7 years	5	—	—

Total amortization of intangible assets		$219	$36	$43

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the agreement date, stock-based compensation expenses, as well as personnel related costs for transitional employees who have been or will be terminated after the completion of the legal entity mergers or integration activities. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Year Ended May 31,
(in millions)	2005	2004	2003
In-process research and development	$46	$—	$—
Transitional employee related costs	52	—	—
Stock-based compensation	47	—	—
Tender offer costs	63	54	—

Total acquisition related charges	$208	$54	$—

Restructuring:  Restructuring expenses primarily consist of Oracle employee severance costs and Oracle duplicate facility closures.

	Year Ended May 31,
(in millions)	2005	2004	2003
Severance costs	$126	$—	$—
Excess facilities	21	—	—

Total restructuring charges	$147	$—	$—

Interest Expense:  Interest expense increased in fiscal 2005 primarily due to borrowings in December 2004 of $9.2 billion under a $9.5 billion unsecured term loan agreement, which we repaid in various installments from February 2005 through May 2005. In the fourth quarter of fiscal 2005, we borrowed $2.0 billion under a commercial paper program and $700 million under a 364-day unsecured loan facility that are outstanding at May 31, 2005. Interest expense in fiscal 2004 included $5.5 million in commitment fees related to an unused $1.5 billion revolving credit facility that expired in December 2004 and additional interest associated with our $150 million senior notes that matured in February 2004.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Interest expense	$135	543%	543%	$21	31%	26%	$16

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains (losses) related to equity securities and the minority interest share in the net profits of Oracle Japan.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Interest income	$185	57%	53%	$118	-9%	-13%	$129
Foreign currency gains (losses)	(14)	8%	3%	(13)	-263%	-286%	8
Net investment gains (losses) related to equity securities	2	-93%	-93%	29	*	*	(111)
Minority interest	(42)	14%	14%	(37)	12%	12%	(33)
Other	33	*	*	5	-38%	-23%	8

Total non-operating income, net	$164	61%	58%	$102	*	*	$1

*	not meaningful

The net increase in non-operating income in fiscal 2005 is primarily due to higher interest income earned resulting from higher average cash balances and slightly higher interest rates available in the capital markets. In fiscal 2005, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.5% to 1.9%.

The net increase in non-operating income in fiscal 2004 as compared to fiscal 2003 is primarily due to higher net investment gains compared to a loss in fiscal 2003. In fiscal 2004, we recorded a gain of $35.4 million from the sale of all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million. In fiscal 2003, we recorded impairment charges relating to other than temporary declines in the fair value of our investment in Liberate Technologies of $87.1 million. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months. We also recognized $23.9 million of impairment losses related to our other investments, which included investments in privately held companies, venture funds and publicly traded companied. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changed in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees.

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

The effective tax rate was 28.8%, 32.0% and 32.6% in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the effective tax rate before significant items was 29.4% as compared to 32.0% for fiscal 2004. Our effective tax rate for fiscal 2005 includes a number of significant items identified in the third and fourth quarters. The effective tax rate for fiscal 2005 was increased as a result of (1) non-deductible expenses related to in-process research and development charges and additional taxes associated with tender offer costs incurred from June 9, 2003 to December 12, 2004 for PeopleSoft that, upon acquisition, had to be capitalized into the basis of the stock for tax purposes and (2) the federal and state tax accrued on the $3.1 billion dividend payment made in May 2005 pursuant to the Jobs Creation Act of 2004. This increase was offset by (1) the favorable settlement of several domestic and international audits, (2) the expiration of statutes of limitation on assessments and (3) a net favorable revision to estimated tax accruals upon filing fiscal 2004 tax returns.

The following table reconciles our fiscal 2005 effective tax rate before and after significant items:

Effective tax rate	28.8%

Significant items:
Acquisition and restructuring costs	(0.6)
Dividend pursuant to the American Jobs Creation Act of 2004	(3.0)
Settlement of audits and expiration of statutes	3.2
True-up of estimated tax accruals upon filing of prior year tax returns	1.0

Effective tax rate excluding significant items	29.4%

The decrease in our effective tax rate before significant items for fiscal 2005 is attributable to higher earnings in low tax rate jurisdictions.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside of the United States. At May 31, 2005, the cumulative earnings upon which United States income taxes have not been provided were approximately $2.2 billion. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be approximately $500 million. In May 2005, we repatriated $3.1 billion of the earnings of foreign subsidiaries in accordance with the American Jobs Creation Act of 2004 and recorded a federal tax expense of $118 million and a state tax expense (net of the federal tax benefit) of $3 million. We repatriated the maximum amount available for repatriation under the American Jobs Creation Act of 2004.

This distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,
(Dollars in millions)	2005	Change	2004	Change	2003
Working capital	$416	-94%	$7,064	39%	$5,069
Cash, cash equivalents and marketable securities	$4,802	-44%	$8,587	32%	$6,519
Cash provided by operating activities	$3,552	11%	$3,195	5%	$3,050
Cash provided by (used for) investing activities	$(5,753)	126%	$(2,548)	-385%	$895
Cash provided by (used for) financing activities	$1,884	243%	$(1,320)	-47%	$(2,481)

Working capital:  The decline in working capital in fiscal 2005 is primarily due to cash paid to acquire PeopleSoft and an increase in short-term borrowings.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $3.1 billion held by our foreign subsidiaries, $2.2 billion of which we consider indefinitely reinvested outside of the United States. These earnings would be subject to United States income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the hypothetical deferred tax liability for these earnings would be $500 million.

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs. Additionally in 2005, our cash flows from operations were affected by acquisition of assets and assumption of liabilities in connection with the acquisition of PeopleSoft.

Fiscal 2005 Compared to Fiscal 2004:  Cash flows from operating activities increased in fiscal 2005 primarily due to higher net income, excluding non-cash charges, and increases in non-acquisition related deferred revenues, partially offset by the payment of liabilities assumed in connection with the PeopleSoft acquisition.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 56 at May 31, 2005 and 59 days at May 31, 2004. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired, primarily from PeopleSoft, to its estimated fair value. The decline in days sales outstanding is due to more timely collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

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

Fiscal 2005 Compared to Fiscal 2004:  Cash used for investing activities increased in fiscal 2005 primarily due to cash paid to acquire PeopleSoft. The increase was partially offset by higher proceeds from maturities of marketable securities, net of purchases.

Fiscal 2004 Compared to Fiscal 2003:  Cash flows from investing activities decreased in fiscal 2004 due to higher purchases of marketable securities offset by lower capital expenditures. In fiscal 2003, we exercised an option under a master lease facility and purchased the leased properties for $168.3 million.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to payments made for stock repurchases, as well as borrowings and payments under debt obligations.

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004. From the inception of the stock repurchase program in 1992 to May 31, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.4 billion. At May 31, 2005, approximately $1.9 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program. Cash flow from operations and existing cash balances were used to repurchase our common stock.

Fiscal 2005 Compared to Fiscal 2004:  We generated cash flow from financing activities in fiscal 2005 as a result of net borrowings of $2.7 billion primarily used to pay for the acquisition of PeopleSoft. In the third quarter of fiscal 2005, we borrowed $9.2 billion under a bridge loan to fund the acquisition of PeopleSoft and repaid the entire balance as of May 31, 2005 with cash flows from operations, proceeds from maturities and sale of marketable securities, the repatriation of foreign earnings and new borrowings. We borrowed $2.0 billion under a $3.0 billion commercial paper program and $700 million under a 364-day loan facility through a wholly-owned subsidiary in the fourth quarter of fiscal 2005.

Fiscal 2004 Compared to Fiscal 2003:  We incurred negative cash flows from financing activities in fiscal 2004 primarily as a result of common stock repurchases.

In fiscal 2004, we repaid our $150.0 million senior notes that matured in February 2004. In fiscal 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements leased by us. In fiscal 2003, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital.

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

	Year Ended May 31,
(Dollars in millions)	2005	Change	2004	Change	2003
Cash provided by operating activities	$3,552	11%	$3,195	5%	$3,050
Capital expenditures(1)	$(188)	-1%	$(189)	-35%	$(291)
Free cash flow	$3,364	12%	$3,006	9%	$2,759
Net income	$2,886	8%	$2,681	16%	$2,307
Free cash flow as a percent of net income	117%		112%		120%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In fiscal 2005, 2004 and 2003, $455.6 million, $356.6 million and $364.1 million or approximately 11%, 10% and 11%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2005:

	Year Ending May 31,
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Balance Sheet Contractual Obligations:
Short-term borrowings(1)	$2,693	$2,693	$—	$—	$—	$—	$—
Principal payments on senior notes	150	—	150	—	—	—	—
Payable to PeopleSoft stockholders(2)	6	6	—	—	—	—	—
Notes payable	6	—	6	—	—	—	—

Total balance sheet contractual obligations	2,855	2,699	156	—	—	—	—
Other Contractual Obligations:
Interest payments on short-term borrowings(1)	32	32	—	—	—	—	—
Interest payments on senior notes(3)	14	8	6	—	—	—	—
Operating leases	660	157	134	102	85	66	116
Purchase obligations(4)	27	12	13	2	—	—	—
Funding commitments(5)	10	10	—	—	—	—	—

Total other contractual obligations	743	219	153	104	85	66	116

Total contractual obligations	$3,598	$2,918	$309	$104	$85	$66	$116

(1)	Short-term borrowings include approximately $2.0 billion in promissory notes under our commercial paper program with various maturities through September 2005 (weighted average effective interest rate of 3.13% at May 31, 2005) and borrowings under an unsecured $700 million loan facility due May 2006 (effective interest rate of 3.53% at May 31, 2005).

(2)	On January 7, 2005, we completed the merger of PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered into a right to receive $26.50 per share in cash, without interest. As of May 31, 2005, $6 million remained payable to PeopleSoft stockholders who had not submitted their shares.

(3)	Represents estimated interest payments on our senior notes using an effective interest rate of 5.23% at May 31, 2005. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. In addition, we believe we could fund other acquisitions with our internally available cash and investments, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically, has been the highest quarter. We expect this trend to continue in the first quarter of fiscal 2006. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer.

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. Revenues and expenses from PeopleSoft are included in our financial results beginning on December 29, 2004. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The sum of the quarterly financial information may vary from the annual data due to rounding.

	Fiscal 2005 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$2,215	$2,756	$2,950	$3,878
Operating income	$715	$1,131	$770	$1,407
Net income	$509	$815	$540	$1,022
Earnings per share—basic	$0.10	$0.16	$0.11	$0.20
Earnings per share—diluted	$0.10	$0.16	$0.10	$0.20

	Fiscal 2004 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$2,072	$2,498	$2,509	$3,076
Operating income	$616	$915	$927	$1,406
Net income	$440	$617	$635	$990
Earnings per share—basic	$0.08	$0.12	$0.12	$0.19
Earnings per share—diluted	$0.08	$0.12	$0.12	$0.19

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 2.0% and has averaged 1.1% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At May 31, 2005, 24% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program, however, we may reduce the level of our stock repurchases in the future as we may use our available cash to repay indebtedness. At May 31, 2005, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.1%.

The Committee on Compensation and Management Development of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 25,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 25,000 shares to non-executive officers and employees.

Options granted from June 1, 2002 through May 31, 2005 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2002	454
Options granted (1)	249
Options exercised	(157)
Forfeitures	(77)

Options outstanding at May 31, 2005	469

Average annualized options granted, net of forfeitures	46
Average annualized stock repurchases	168

Shares outstanding at May 31, 2005	5,145
Weighted average shares outstanding from June 1, 2002 through May 31, 2005	5,218

Options outstanding as a percent of shares outstanding at May 31, 2005	9.1%

In the money options outstanding (based on our May 31, 2005 stock price) as a percent of shares outstanding at May 31, 2005	6.9%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2002 through May 31, 2005	0.9%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2002 through May 31, 2005	-2.3%

(1) Includes 97 options assumed in connection with the PeopleSoft acquisition.

Generally, we grant stock options to our existing employees on an annual basis. During fiscal 2005, we made our annual grant of options and other grants to purchase approximately 42.6 million shares, which were partially offset by cancellations of options to purchase 24.6 million shares. In June 2005, we made our annual grant of stock options to employees of the company to purchase approximately 52.8 million shares.

As discussed in the Critical Accounting Policies, we expect to adopt Statement 123(R) on June 1, 2006 and expense stock-based compensation using the modified prospective method.

New Accounting Pronouncements

Share-Based Payment:  On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on June 1, 2006, using the modified prospective method.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 1 for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets:  On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004:  On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. In the fourth quarter of fiscal 2005, we repatriated $3.1 billion of cumulative foreign earnings invested outside the United States. The additional income tax associated with this amount was $118 million.

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as that above of critical accounting policies and estimates, highlights some of these risks.

Economic, political and market conditions can adversely affect our revenue growth and profitability.  Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	the overall demand for enterprise computer software and services;

•	conditions in the high technology, telecommunications, financial services and manufacturing industry sectors;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general economic and business conditions; and

•	general political developments, such as the war on terrorism.

Recovery in the global economic environment has been modest and uneven. A general weakening of the global economy, or a curtailment in government spending, could delay and decrease customer purchases. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These impacts generally fall most strongly on our sales of software licenses, and to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter or over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. In addition, we have limited experience regarding how the PeopleSoft pipeline will convert into actual sales. Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large software license transactions could cause our quarterly results to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.  Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or renew software license updates and product support. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

Following the PeopleSoft acquisition, we announced Project Fusion, a next generation platform planned to combine the best features, flows and usability traits of the Oracle and PeopleSoft applications. If we do not develop and release Project Fusion products within the anticipated time frames or if there is a delay in market acceptance of the combined product line, our applications business may be adversely affected.

There are specific risks remaining from the acquisition and integration of PeopleSoft.  We completed the acquisition of PeopleSoft in January 2005 and have substantially integrated PeopleSoft’s business operations into our global business operations as of June 2005. Despite this progress, we are still in the process of completing the integration and continue to face several integration-related risks, including:

•	we may have higher than anticipated costs in continuing support and development of acquired PeopleSoft products;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of PeopleSoft customers decline to renew software license updates and product support;

•	we may disrupt PeopleSoft’s indirect sales channel network as a result of aligning our business practices;

•	our operations could be disrupted if we fail to adequately retain and motivate the combined employee base;

•	until we combine the PeopleSoft and Oracle applications we will have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause customer confusion and delays;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined local entities;

•	goodwill may become impaired and we may incur material charges relating to that impairment; and

•	there may be other unknown liabilities associated with PeopleSoft’s acquisition and integration of J.D. Edwards and our acquisition and integration of PeopleSoft.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired our controlling interest in PeopleSoft. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. The aggregate potential CAP obligation as of May 31, 2005 was $3.5 billion. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft line of products, we cannot assure you that PeopleSoft customers will not assert claims for CAP payments.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  An active acquisition program is an important element of our corporate strategy, and we expect to continue to acquire companies, products, services and technologies. Risks we may encounter in acquisitions include:

•	the acquisition may not further our business strategy, or we may pay more than it is worth;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	our due diligence process may fail to identify technical problems, such as issues with the company’s product quality or product architecture;

•	we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration issues; and

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

While we have generally paid for acquisitions in cash, to the extent that we issue equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

We may need to change our pricing models to compete successfully.  The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending.

We may be unable to compete effectively in a range of markets within the highly competitive software industry.  Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have greater financial or technical resources than we do. Also, our competitors who offer business applications and application server products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose market share if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property free. Existing or new competitors could gain market share in any of our markets at our expense.

Our periodic sales force restructurings can be disruptive.  We continue to rely heavily on our direct sales force. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to focus our sales force separately on our database management software or applications software products and to simplify our coverage model. Also, in conjunction with the integration of PeopleSoft we are modifying our applications coverage model and sales and consulting management. In addition, we have recently made some adjustments to our consulting sales force organization in North America. In the past, sales force restructurings have generally resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with future restructurings and our revenues could be negatively affected.

Disruptions of our indirect sales channel could affect our future operating results.  Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

We expect to continue to incur additional costs associated with combining the operations of our previously acquired companies, principally PeopleSoft, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization of closure of facilities, relocation and disposition of excess equipment and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support and shared administrative service centers, and we plan to expand these international operations, including in China and India. We are subject to a variety of risks, including those related to general economic conditions in each country or region, political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities. We face difficulty in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, overlapping tax regimes, fluctuations in currency exchange rates, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

We may experience foreign currency gains and losses.  We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the United States dollar positively affected revenues and operating results in fiscal 2005 and 2004, and if the dollar strengthens relative to other currencies in the future, our revenues and operating results will be adversely affected.

Our foreign currency transaction gains and losses, primarily related to sublicense fees and other agreements among us and our subsidiaries and distributors, are charged against earnings in the period incurred. We enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies, but we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.

Oracle On Demand may not be successful.  We offer outsourcing services for our products through three core offerings: Oracle E-Business Suite On Demand, Oracle Collaboration Suite On Demand and Oracle Technology On Demand, delivered either at Oracle or at a customer designated location. We have also announced that we intend to extend Oracle On Demand offerings to our PeopleSoft products. Our Oracle On Demand business model is rapidly evolving and we may not be able to compete effectively or generate significant revenues. This business is subject to a variety of risks including:

•	demand for these services may not meet our expectations;

•	we may not be able to operate this business at an acceptable profit level;

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and thus would face increased exposure to significant damage claims in the event of system failures or inadequate disaster recovery or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance, as well as workforce reduction claims as a result of customers transferring their information technology functions to us;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of offshore resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the cost and risk associated with providing the services; and

•	our demand offerings may require large fixed costs such as for data centers, computers, network infrastructure and security.

We may be unable to hire enough qualified employees or we may lose key employees.  We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

Part of our total compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees. In addition, because we will be required to treat all stock-based compensation as an expense beginning in fiscal 2007, we may change both our cash and stock-based compensation practices. Some of the changes we are considering or have already implemented include the reduction in the number of employees granted options, a reduction in the number of options granted, the reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We might experience significant errors or security flaws in our products and services.  Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand, and other outsourcing, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. The detection and correction of any security flaws can be time consuming and costly.

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In fiscal 2005, our research and development expenses were $1.5 billion, or 13% of our total revenues. Our plans for fiscal 2006 include significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

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

Third parties may claim we infringe their intellectual property rights.  We periodically receive notices from others claiming we are infringing their patent or other intellectual property rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected. A patent infringement case, which has reached the motion stage, is discussed in Note 22 of Notes to Consolidated Financial Statements.

Our sales to government clients subject us to risks including early termination, audits and investigations.  We derive a substantial portion of our revenues from contracts with the United States government, state and local governments and their respective agencies, who may terminate most of these contracts at any time, without cause.

There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts.

Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. If we were assessed any penalties or sanctions, our business and operating results could be adversely affected.

Business disruptions could affect our operating results.  A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including Oracle On Demand. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

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

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities.

Our stock price could become more volatile and your investment could lose value.  All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Based on our intentions regarding our investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. As a majority of our investments are held-to-maturity, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2005, total interest income was $184.6 million with investments yielding an average 1.93% on a worldwide basis. This interest rate level was up approximately 47 basis points from 1.46% in fiscal 2004. If overall interest rates fell by a similar amount (47 basis points) in fiscal 2006, our interest income would decline approximately $48.9 million, assuming consistent investment levels.

Table of Investment Securities:

The table below presents the cash, cash equivalent and marketable securities balances, related weighted average interest rates and maturities for our investment portfolio at May 31, 2005. The cash, cash equivalent and marketable securities balances approximate fair value at May 31, 2005:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,894	2.32%
Marketable securities (within 1 year)	908	0.77%
Marketable securities (1–2 years)	12	3.53%

Total cash, cash equivalents and marketable securities	$4,814	2.03%

The table above includes the United States dollar equivalent of cash, cash equivalents and marketable securities, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at May 31, 2005
Japanese Yen	$807
Euro	416
UK Pound	214
Chinese Renminbi	189
Canadian Dollar	180
Australian Dollar	94
South African Rand	88
Other currencies	861

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$2,849

Interest Expense Rate Risk.    On April 7, 2005, we introduced a commercial paper program with an authorized maximum outstanding amount of $3 billion. As of May 31, 2005, $2.0 billion of commercial paper remained outstanding (effective weighted-average interest rate of 3.13%). A 1/2% change in interest rates would increase or decrease interest expense by $10.0 million annually.

On May 20, 2005, a wholly-owned subsidiary of Oracle borrowed $700 million under an unsecured 364-day term loan agreement (OTC Loan Facility). Borrowings under the OTC Loan Facility bear interest at a rate per annum equal to a rate based on the London interbank offered rate from time to time plus a margin, which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt. As of May 31, 2005, the effective interest rate on our OTC Loan Facility was 3.53%. A 1/2% change in interest rates would increase or decrease interest expense by $3.5 million annually.

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 5.23% as of May 31, 2005. The fair value of the interest rate swap was $3.1 million at May 31, 2005 and is included in other assets in the accompanying consolidated balance sheets.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $27.2 million, $20.9 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively. The fair values of foreign currency forward contracts were not individually significant and approximated $0.2 million and $(0.7) million as of May 31, 2005 and 2004. These amounts are included in other assets in the accompanying consolidated balance sheets.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2005. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 30 days or less as of May 31, 2005.

Table of Forward Contracts:

United States Dollar Foreign Exchange Contracts

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$9.1	$—	0.76
Chinese Renminbi	122.6	—	8.25
Columbian Peso	2.9	—	2345.00
Euro	25.3	—	1.25
Indian Rupee	52.6	—	43.67
Israeli Shekel	15.2	—	4.40
Japanese Yen	72.7	2.2	107.90
Korean Won	20.5	—	1003.00
New Zealand Dollar	5.6	—	0.71
Philippine Peso	17.3	—	54.57
Saudi Arabian Riyal	29.2	—	3.75
Singapore Dollar	2.5	—	1.66
Swedish Krona	1.5	—	7.34
South African Rand	4.0	—	6.63
Taiwan Dollar	6.0	—	31.34
Thai Baht	5.9	1.0	40.37

Total	$392.9	$3.2

Euro Foreign Exchange Contracts

(Euros in millions)	Exchange Foreign Currency Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swiss Franc	€8.2	€—	1.55
Danish Krone	3.1	—	7.44
British Pound	38.5	—	0.69
Israeli Shekel	3.4	—	5.51
Norwegian Kroner	3.6	—	7.99
Swedish Krona	6.0	—	9.20
United States Dollar	2.4	—	1.25
South African Rand	10.4	—	8.32

Total	€75.6	€—

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

Net losses on investment hedges reported in stockholders’ equity were $23.1 million, $38.4 million and $44.7 million in fiscal 2005, 2004 and 2003, respectively. Net gains on investment hedges reported in non-operating income, net were $13.6 million, $7.5 million and $8.9 million in fiscal 2005, 2004 and 2003, respectively.

At May 31, 2005, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.5 million and $1.4 million as of May 31, 2005 and 2004. The Yen investment hedge has a notional amount of $615.5 million and an exchange rate of 107.23 Yen for United States dollar.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Interim Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial

Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from our evaluation the internal control over financial reporting of PeopleSoft, Inc., which we acquired on December 29, 2004. As of and for the period from December 29, 2004 through May 31, 2005, total assets and total revenues subject to PeopleSoft, Inc.’s internal control over financial reporting represented 7% and 6% of the Company’s consolidated total assets and total revenues as of and for the fiscal year ended May 31, 2005. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2005. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 10, 2005.

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

The information required by this Item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Statement on Corporate Governance—Employee Matters” of our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	407,919,937	$11.85	528,187,763	(2)
Equity compensation plans not approved by stockholders (3)	6,750	$1.26	—
Equity compensation plans not approved by stockholders (4)	61,047,282	$12.40	—

Total	468,973,969		528,187,763

(1)	These numbers exclude the shares listed under the column heading “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 92,041,541 shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan (1992).

(3)	These options were assumed in connection with two acquisitions in fiscal 1997 and 1998. No additional awards were or can be granted under the plans that originally issued these options.

(4)	These options were assumed in connection with the PeopleSoft acquisition in fiscal 2005. No additional awards were or can be granted under the plans that originally issued these options.

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

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information provided under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following financial statements are filed as a part of this report:

(a)2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
II Valuation and Qualifying Accounts	102

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number		Exhibit Title
2.01	(1)	Agreement and Plan of Merger dated December 12, 2004 among Oracle Corporation, Pepper Acquisition Corp. and PeopleSoft, Inc.

3.01	(2)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000

3.02	(3)	Oracle Bylaws, as adopted on October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990

3.04	(3)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000

3.05	(4)	Certificate of Designations, Series B Preferred Stock dated as of April 25, 2005

4.01	(5)	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997

4.02	(6)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000

4.03	(7)	Amended and Restated Preferred Shares Rights Agreement, dated as of March 31, 1998

4.04	(8)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999

4.05	(9)	Specimen Certificate of Registrant’s Common Stock

Exhibit Number		Exhibit Title
10.01	(6)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002

10.02	(10)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended through August 26, 2003

10.04	(11)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999

10.05	(12)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000

10.06	(13)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000

10.07	(14)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004

10.08	(15)*	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan

10.09	(15)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan

10.10	(15)*	Form of Indemnification Agreement for Directors and Executive Officers

10.11	(15)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003

10.12	(15)*	Offer letter dated July 9, 2004 to Harry L. You and employment agreement dated September 16, 2004

10.13	(15)*	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004

10.14	(14)*	Description of the Fiscal Year 2005 Executive Bonus Plan

10.15	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Non-Sales

10.16	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting

10.17	(16)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003

10.18	(17)	364-Day Term Loan Agreement dated December 28, 2004

10.19	(18)	$3,000,000,000 364-Day Revolving Credit Agreement dated March 18, 2005

10.20	(19)	Form of Dealer Agreement for $3,000,000,000 Commercial Paper Program

10.21	(19)	Issuing and Paying Agency Agreement dated March 23, 2005

10.22	(20)	$700,000,000 Facility Agreement dated May 20, 2005, between Oracle Technology Company and ABN AMRO Bank N.V.

10.23	(21)	Guaranty dated May 20, 2005, by Oracle Corporation for the benefit of ABN AMRO Bank N.V.

10.24	(22)*	Offer letter dated June 20, 2005 to Gregory B. Maffei and employment agreement dated June 21, 2005

16.01	(23)	Letter from Ernst & Young LLP dated May 12, 2005

21.01		Subsidiaries of the Registrant

23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Title
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Form 8-K filed on December 14, 2004

(2)	Incorporated by reference to the Form 10-Q filed on January 14, 2000

(3)	Incorporated by reference to the Form 10-K filed on August 28, 2000

(4)	Incorporated by reference to Item 10.22 of the Form 8-K filed on April 25, 2005

(5)	Incorporated by reference to the Form 10-K filed on June 24, 2003

(6)	Incorporated by reference to the Form 10-K filed on July 29, 2002

(7)	Incorporated by reference to the Form 8-A/A filed on March 31, 1998

(8)	Incorporated by reference to the Form 8-A/A filed on March 22, 1999

(9)	Incorporated by reference to the Form 10-K filed on August 10, 2001

(10)	Incorporated by reference to the Form 10-Q filed on December 18, 2003

(11)	Incorporated by reference to Item 10.11 of the Form 10-Q filed on January 14, 2000

(12)	Incorporated by reference to Item 10.09 of the Form 10-K filed on August 28, 2000

(13)	Incorporated by reference to Item 10.10 of the Form 10-K filed on August 28, 2000

(14)	Incorporated by reference to the Form 8-K filed on November 4, 2004

(15)	Incorporated by reference to the Form 10-Q filed on September 17, 2004

(16)	Incorporated by reference to the Form 10-Q filed on December 22, 2004

(17)	Incorporated by reference to the Form 8-K filed on January 3, 2005

(18)	Incorporated by reference to the Form 8-K filed on March 22, 2005

(19)	Incorporated by reference to the Form 8-K filed on March 29, 2005

(20)	Incorporated by reference to Item 10.23 of the Form 8-K filed on May 26, 2005

(21)	Incorporated by reference to Item 10.24 of the Form 8-K filed on May 26, 2005

(22)	Incorporated by reference to Item 10.24 of the Form 8-K filed on June 27, 2005

(23)	Incorporated by reference to the Form 8-K filed on May 12, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oracle Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

June 30, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PeopleSoft, Inc., which Oracle Corporation acquired on December 29, 2004. As of and for the period from December 29, 2004 through May 31, 2005, total assets and total revenues subject to PeopleSoft Inc.’s internal control over financial reporting represented 7% and 6% of Oracle Corporation’s consolidated total assets and total revenue as of and for the fiscal year ended May 31, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PeopleSoft, Inc.

In our opinion, management’s assessment that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Oracle Corporation and our report dated June 30, 2005 expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

San Francisco, California

June 30, 2005

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2005 and 2004

	May 31,
(in millions, except per share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,894	$4,138
Marketable securities	908	4,449
Trade receivables, net of allowances of $269 and $364	2,570	2,012
Other receivables	330	322
Deferred tax assets	486	301
Prepaid expenses and other current assets	291	114

Total current assets	8,479	11,336

Non-current assets:
Property, net	1,442	1,068
Intangible assets, net	3,373	39
Goodwill	7,003	41
Deferred tax assets	32	92
Other assets	358	187

Total non-current assets	12,208	1,427

Total assets	$20,687	$12,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$2,693	$9
Accounts payable	230	191
Income taxes payable	904	929
Accrued compensation and related benefits	923	816
Accrued restructuring	156	—
Deferred revenues	2,289	1,497
Deferred tax liabilities	12	21
Other current liabilities	856	809

Total current liabilities	8,063	4,272

Non-current liabilities:
Notes payable and long-term debt, net of current portion	159	163
Deferred tax liabilities	1,010	59
Accrued restructuring	120	—
Deferred revenues	126	43
Other long-term liabilities	372	231

Total non-current liabilities	1,787	496

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital— authorized: 11,000 shares; outstanding: 5,145 shares at May 31, 2005 and 5,171 shares at May 31, 2004	6,596	5,456
Retained earnings	4,043	2,383
Deferred compensation	(45)	—
Accumulated other comprehensive income	243	156

Total stockholders’ equity	10,837	7,995

Total liabilities and stockholders’ equity	$20,687	$12,763

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2005, 2004 and 2003

	Year Ended May 31,
(in millions, except per share data)	2005	2004	2003
Revenues:
New software licenses	$4,091	$3,541	$3,270
Software license updates and product support	5,330	4,529	3,929

Software revenues	9,421	8,070	7,199
Services	2,378	2,086	2,276

Total revenues	11,799	10,156	9,475

Operating expenses:
Sales and marketing	2,511	2,123	2,050
Software license updates and product support	618	547	474
Cost of services	2,033	1,770	1,868
Research and development	1,491	1,254	1,159
General and administrative	550	508	441
Amortization of intangible assets	219	36	43
Acquisition related	208	54	—
Restructuring	147	—	—

Total operating expenses	7,777	6,292	6,035

Operating income	4,022	3,864	3,440

Interest expense	(135)	(21)	(16)
Non-operating income, net:
Interest income	185	118	129
Net investment gains (losses) related to equity securities	2	29	(111)
Other	(23)	(45)	(17)

Total non-operating income, net	164	102	1

Income before provision for income taxes	4,051	3,945	3,425
Provision for income taxes	1,165	1,264	1,118

Net income	$2,886	$2,681	$2,307

Earnings per share:
Basic	$0.56	$0.51	$0.44

Diluted	$0.55	$0.50	$0.43

Weighted average common shares outstanding:
Basic	5,136	5,215	5,302

Diluted	5,231	5,326	5,418

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2005, 2004 and 2003

(in millions)	Comprehensive Income	Common Stock and Additional Paid in Capital		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Amount
Balances, May 31, 2002		5,431	$5,029	$1,210	$—	$(122)	$6,117
Common stock issued under stock option plans	$—	48	192	—	—	—	192
Common stock issued under stock purchase plan	—	24	164	—	—	—	164
Repurchase of common stock	—	(270)	(228)	(2,425)	—	—	(2,653)
Settlement of forward contract	—	—	(166)	—	—	—	(166)
Tax benefits from stock plans	—	—	110	—	—	—	110
Foreign currency translation	256	—	—	—	—	256	256
Net equity hedge loss, net of tax of $(11)	(33)	—	—	—	—	(33)	(33)
Unrealized gain on equity securities, net of tax of $15	26	—	—	—	—	26	26
Net income	2,307	—	—	2,307	—	—	2,307

Comprehensive income	$2,556

Balances, May 31, 2003		5,233	5,101	1,092	—	127	6,320
Common stock issued under stock option plans	$—	38	190	—	—	—	190
Common stock issued under stock purchase plan	—	18	164	—	—	—	164
Repurchase of common stock	—	(118)	(109)	(1,390)	—	—	(1,499)
Tax benefits from stock plans	—	—	110	—	—	—	110
Foreign currency translation	75	—	—	—	—	75	75
Net equity hedge loss, net of tax of $(15)	(23)	—	—	—	—	(23)	(23)
Reversal of unrealized gain on equity securities, net of tax of $13	(25)	—	—	—	—	(25)	(25)
Unrealized gain on equity securities, net of tax of $1	2	—	—	—	—	2	2
Net income	2,681	—	—	2,681	—	—	2,681

Comprehensive income	$2,710

Balances, May 31, 2004		5,171	5,456	2,383	—	156	7,995
Common stock issued under stock option plans	$—	71	468	—	—	—	468
Common stock issued under stock purchase plan	—	17	161	—	—	—	161
Issuance of stock and assumption of stock options in connection with acquisitions	—	1	504	—	(123)	—	381
Amortization of deferred stock-based compensation, including forfeitures of $6	—	—	(6)	—	78	—	72
Repurchase of common stock	—	(115)	(117)	(1,226)	—	—	(1,343)
Tax benefit from stock plans	—	—	130	—	—	—	130
Minimum benefit plan liability adjustments	(16)	—	—	—	—	(16)	(16)
Foreign currency translation	111	—	—	—	—	111	111
Net equity hedge loss, net of tax of $(9)	(14)	—	—	—	—	(14)	(14)
Unrealized gain on equity securities, net of tax of $2	6	—	—	—	—	6	6
Net income	2,886	—	—	2,886	—	—	2,886

Comprehensive income	$2,973

Balances, May 31, 2005		5,145	$6,596	$4,043	$(45)	$243	$10,837

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2005, 2004 and 2003

	Year Ended May 31,
(in millions)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$2,886	$2,681	$2,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	198	243
Amortization of intangible assets	219	36	43
Provision for trade receivable allowances	197	173	128
Deferred income taxes	(66)	58	90
Minority interests in income	42	37	33
Amortization of stock-based compensation	72	—	—
Non-cash restructuring	33	—	—
In-process research and development	46	—	—
Net investment (gains) losses related to equity securities	(2)	(29)	111
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables	(88)	(245)	119
Decrease (increase) in prepaid expenses and other assets	164	(30)	82
(Decrease) increase in accounts payable and other liabilities	(533)	25	(93)
(Decrease) increase in income taxes payable	(18)	200	(81)
Increase in deferred revenues	394	91	68

Net cash provided by operating activities	3,552	3,195	3,050

Cash Flows From Investing Activities:
Purchases of investments	(7,101)	(10,310)	(4,713)
Proceeds from maturities and sale of investments	12,194	8,009	5,942
Acquisitions, net of cash acquired	(10,656)	(21)	(46)
Capital expenditures	(188)	(189)	(291)
(Increase) decrease in other assets	(2)	(37)	3

Net cash provided by (used for) investing activities	(5,753)	(2,548)	895

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,343)	(1,499)	(2,653)
Proceeds from issuance of common stock	596	354	356
Proceeds from borrowings	12,505	6	—
Payments of debt	(9,830)	(150)	9
Distributions to minority interests	(44)	(31)	(27)
Settlement of forward contract	—	—	(166)

Net cash provided by (used for) financing activities	1,884	(1,320)	(2,481)

Effect of exchange rate changes on cash and cash equivalents	73	74	178

Net (decrease) increase in cash and cash equivalents	(244)	(599)	1,642
Cash and cash equivalents at beginning of period	4,138	4,737	3,095

Cash and cash equivalents at end of period	$3,894	$4,138	$4,737

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$504	$—	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,268	$1,010	$1,149
Cash paid for interest	$119	$23	$20

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We develop, manufacture, market, distribute and service database and middleware as well as applications software that helps organizations manage and grow their businesses. Database and middleware software is used for developing and deploying applications on the internet and on corporate intranets. Applications software can be used to automate business processes and to provide business intelligence. We also offer software license updates and product support and other services including consulting, advanced product services, and education.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect minority interest of the portion of these entities that we do not own in other long-term liabilities on our consolidated balance sheets. At May 31, 2005 and 2004, the balance of minority interests was $199.2 million and $203.0 million, respectively. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates

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

New software license revenues represent all fees earned from granting customers licenses to use our database and middleware technology as well as applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.

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

Our software license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with Financial

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Accounting Standards Board Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2005, 2004 and 2003, $455.6 million, $356.6 million and $364.1 million or approximately 11%, 10% and 11% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, short duration of our collection terms and by the diversification of our customer base.

Property

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from two to

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

forty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2005, 2004 or 2003.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 5 to 10 years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2005, 2004 or 2003.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents approximates fair value due to the short period of time to maturity. Based on interest rates we could obtain for borrowings with similar terms, the carrying value of our short-term borrowings approximates fair value. We record changes in fair value for our marketable securities, publicly-traded equity securities, interest rate swap on our long-term debt, foreign currency forward contracts and investment hedge based on quoted market prices.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Foreign Currency Translation

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments not affecting retained earnings are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency gains (losses) are included in non-operating income, net of our consolidated statements of operations and were $(14) million, $(13) million and $8 million in fiscal 2005, 2004 and 2003, respectively.

Stock-Based Compensation

We issue stock options to our employees and outside directors under stockholder approved stock option programs and provide employees the right to purchase our stock pursuant to employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. As discussed in Note 2, we assumed 97 million stock options in connection with the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

PeopleSoft acquisition. For pro forma disclosures, the estimated fair value of the unvested options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Year Ended May 31,
(in millions, except per share data)	2005	2004	2003
Net income, as reported	$2,886	$2,681	$2,307
Add: Employee compensation expense included in net income, net of forfeitures and related tax effects	70	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of related tax effects (1)	(205)	(203)	(330)

Pro forma net income	$2,751	$2,478	$1,977

Earnings per share:
Basic—as reported	$0.56	$0.51	$0.44
Basic—pro forma	$0.54	$0.48	$0.37

Diluted—as reported	$0.55	$0.50	$0.43
Diluted—pro forma	$0.52	$0.46	$0.36

(1) Includes reversal of unearned stock compensation expense for forfeitures, net of related tax effects of $28 million, $59 million and $51 million in fiscal 2005, 2004 and 2003, respectively.

We estimate the fair value of our options using a Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted, excluding the options assumed in connection with the PeopleSoft acquisition, and the option component of the employee purchase plan shares were estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended May 31,
	2005	2004	2003
Employee and Director Stock Options
Expected life (in years)	1.28-6.56	1.26-7.00	1.25-6.84
Risk-free interest rate	2.40-4.05%	1.65-4.09%	1.10-3.34%
Expected volatility	27-36%	35-44%	48-56%
Dividend yield	—	—	—
Weighted average fair value of grants	$3.44	$4.76	$3.88

Employee Stock Purchase Plan
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.69-2.92%	1.02-1.10%	1.12-1.22%
Expected volatility	32-37%	40-48%	56-57%
Dividend yield	—	—	—
Weighted average fair value of grants	$2.93	$3.04	$2.52

See New Accounting Pronouncements, below, for discussion of the requirement for us to adopt FASB Statement No. 123 (revised 2004), Share-Based Payment, beginning June 1, 2006.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $66.5 million, $68.2 million and $103.6 million in fiscal 2005, 2004 and 2003, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements.

Income Taxes

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

New Accounting Pronouncements

Share-Based Payment:    On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on June 1, 2006, using the modified prospective method.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Stock-Based Compensation, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets:  On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004:  On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. In the fourth quarter of fiscal 2005, we repatriated $3.1 billion of cumulative foreign earnings invested outside the United States. The additional income tax associated with this amount was $118 million.

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

2.	ACQUISITIONS

We completed the following acquisitions in fiscal 2005:

PeopleSoft, Inc.

Pursuant to our Agreement and Plan of Merger with PeopleSoft Inc., a Delaware corporation, dated December 12, 2004 (Agreement Date), we acquired approximately 75% and 97% of the outstanding common stock of PeopleSoft (including shares subject to guaranteed delivery) for $26.50 per share in cash as of December 29, 2004 and January 6, 2005, respectively (Acquisition). We acquired PeopleSoft to expand our footprint in enterprise applications. On January 7, 2005, we completed the merger of our wholly-owned subsidiary with and into PeopleSoft (Merger) and converted each remaining outstanding share of PeopleSoft common stock not tendered, into a right to receive $26.50 per share in cash, without interest. As of May 31, 2005, $6 million

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

remained payable to PeopleSoft stockholders who had not submitted their shares. We have included the financial results of PeopleSoft in our consolidated financial statements beginning December 29, 2004 (Acquisition Date), the date we acquired a majority interest. The minority interest in the earnings of PeopleSoft for the period from December 29, 2004 to January 7, 2005 was nominal.

The Acquisition has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of December 29, 2004. The total purchase price is $11.1 billion, and is comprised of:

(in millions)
Cash paid or payable to acquire the outstanding common stock of PeopleSoft (399.1 million shares at $26.50 per share)	$10,576
Fair value of PeopleSoft stock options assumed	492
Acquisition related transaction costs	12

Total purchase price	$11,080

The fair value of options assumed was determined using an average price of $13.86, which represented the average closing price of our common stock from two trading days before to two trading days after the Agreement Date and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the Acquisition Date: expected life from vest date ranging from 90 days to 1.31 years, risk-free interest rate of 2.5% - 3.4%, expected volatility of 32% and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of Oracle options exchanged was determined by multiplying the number of PeopleSoft options outstanding at closing and the amount determined by dividing $26.50 by the average closing price of our common stock for the 10 trading days preceding the Merger, which was $13.52. Approximately 48 million of the 97 million PeopleSoft options outstanding were fully vested as of the Merger. The portion of the intrinsic value of unvested PeopleSoft options related to future service has been allocated to deferred stock-based compensation and is being amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.6 years.

Acquisition related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the Acquisition and Merger.

Preliminary Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to PeopleSoft’s net tangible and identifiable intangible assets based on their estimated fair values as of December 29, 2004 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain legal matters, income and non-income based taxes and residual goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

(in millions)
Cash and marketable securities	$2,200
Trade receivables	610
Other current assets	305
Property	377
Goodwill	6,487
Intangible assets	3,384
Other non-current assets	106
Accounts payable and accrued liabilities	(762)
Restructuring	(380)
Deferred revenues	(419)
Deferred tax liabilities, net	(947)
Other non-current liabilities	(37)
Deferred stock-based compensation	123
In-process research and development	33

Total purchase price	$11,080

Intangible Assets

In performing our purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of PeopleSoft’s products. The fair value of intangible assets was based, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 10% to 20%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at May 31, 2005:

(Dollars in millions)	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Software support agreements and related relationships	$2,101	$(88)	$2,013	10 years
Developed technology	614	(51)	563	5 years
Core technology	349	(29)	320	5 years
Customer relationships	250	(10)	240	10 years
Trademarks	70	(4)	66	7 years

Total intangible assets	$3,384	$(182)	$3,202

Customer relationships and software support agreements and related relationships represent the underlying relationships and agreements with PeopleSoft’s existing customers. Developed technology, which is comprised of products that have reached technological feasibility, includes products across most of PeopleSoft’s product lines, principally the PeopleSoft Enterprise, JD Edwards Enterprise One and JD Edwards World products. Core technology represents a combination of PeopleSoft processes, patents, trade secrets and know-how related to the design and development of its applications products. Trademarks represent the estimated fair value of the PeopleSoft and JD Edwards trade names and trademarks. Intangible assets are being amortized using the straight-line method.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

In-Process Research and Development

In-process research and development (IPR&D) represents incomplete PeopleSoft research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the PeopleSoft Enterprise financial management system, human capital management, supply chain management and customer relationship management modules, which had not yet reached technological feasibility as of the acquisition date and have no alternative future use.

Deferred Revenue

In connection with the purchase price allocation, we have estimated the fair value of the support obligation assumed from PeopleSoft in connection with the Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in PeopleSoft software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because PeopleSoft had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of PeopleSoft’s December 29, 2004 deferred support revenue by $418 million to $280 million, which represents our estimate of the fair value of the support obligation assumed.

As of the Acquisition Date, PeopleSoft had entered into support agreements for which the underlying service period had not yet started and for which PeopleSoft had not yet been paid. These support agreements were not reflected on PeopleSoft’s December 28, 2004 balance sheet since the service period had not yet begun and payment had not yet been received. We have recorded an intangible asset of $208 million to reflect the fair value of these contracts as of the Acquisition Date. The fair value of these contracts was determined on the same basis used to value the support contracts reflected on PeopleSoft’s December 28, 2004 balance sheet. This intangible asset is reflected in other current assets in the table above, and its amortized carrying value is reflected as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet as of May 31, 2005. We are amortizing this intangible asset over the term of the related support contracts. The amortization is being reflected as a reduction to software license updates and product support revenues. Accordingly, the revenue recorded under these contracts will reflect the fair value to fulfill the assumed obligations.

As a result of the adjustments to record PeopleSoft’s support obligations assumed at fair value, $626 million of software license updates and product support revenue that would have been otherwise recorded by PeopleSoft as

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

an independent entity will not be recognized in our consolidated results of operations. As former PeopleSoft customers renew these support contracts, we will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year. Software license updates and product support revenues in fiscal 2005 that would have been otherwise recorded by PeopleSoft as an independent entity were reduced by $314 million as a result of reflecting the support obligations at estimated fair value.

Pre-Acquisition Contingencies

We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined. See Note 17 for a discussion of the proposed treatment of any liabilities arising from the PeopleSoft customer assurance program.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Oracle and PeopleSoft, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition and borrowings under our bridge loan (see Note 5) had taken place at the beginning of each of the periods presented. The pro forma financial information in fiscal 2005 includes severance expenses of $224 million recorded by PeopleSoft in their historical statements of operations related to change in control provisions that were triggered as part of our Agreement and Plan of Merger in December 2004. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical PeopleSoft support revenues, adjustments to depreciation on acquired property, the charge for IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, acquisition and tender offer costs reflected in Oracle’s and PeopleSoft’s historical statements of operations for periods prior to our Agreement and Plan of Merger, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information in fiscal 2005 combines the historical results for Oracle year ended May 31, 2005 and the historical results for PeopleSoft for the period from June 1, 2004 to December 28, 2004. The unaudited pro forma financial information in fiscal 2004 combines the historical results for Oracle, with the historical results for PeopleSoft for the twelve months ended May 31, 2004.

	Year Ended May 31,
(in millions, except per share data)	2005	2004
Total revenues	$13,382	$12,255
Net income	$2,521	$1,947
Basic net income per share	$0.49	$0.37
Diluted net income per share	$0.48	$0.36

Retek Inc.

We purchased 5.5 million shares of common stock of Retek Inc., a Delaware Corporation, on March 7 and 8, 2005, through ordinary brokerage transactions at prevailing market prices for a weighted average price of $8.82 per share. We acquired Retek to expand our footprint in retail applications. In April and May 2005, we acquired the remaining outstanding common stock of Retek for $11.25 per share, or $584 million.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

The total preliminary purchase price is $701 million, and is comprised of:

(in millions)
Cash paid to acquire the outstanding common stock of Retek	$633
Cash paid for outstanding stock options	32
Acquisition related transaction costs	36

Total preliminary purchase price	$701

Acquisition related other transaction costs includes a $25 million fee to terminate a February 28, 2005 merger agreement that Retek had entered into with SAP America, Inc.

The preliminary purchase price allocation is as follows:

(in millions)
Net tangible assets	$129
Goodwill	432
Intangible assets	133
In-process research and development	7

Total preliminary purchase price	$701

Intangible assets, which primarily include developed technology, core technology and customer contracts and software support agreements and related relationships, are being amortized using the straight-line method over 5-10 years. Purchased IPR&D relates to projects that had not yet reached technological feasibility at the time of acquisition and have no alternative future use.

In allocating the preliminary purchase price, we recorded an adjustment to reduce the carrying value of Retek’s deferred support revenue by $18 million to $12 million, which represents our estimate of the fair value of the support obligation assumed. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuation and the final determination of restructuring costs as described in Note 3. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required

Other Acquisitions of Businesses and Technology

In fiscal 2005, we acquired two other companies for a total of $94.0 million in cash and $12.0 million through the issuance of common stock. In fiscal 2004 and fiscal 2003, we acquired technology from companies for $20.5 million in cash and $45.9 million in cash, respectively. Pro forma financial information including Retek or our other acquisitions, other than PeopleSoft, has not been presented, as the historical operations of the acquired entities were not material to our consolidated financial statements either individually or in the aggregate.

3.	RESTRUCTURING ACTIVITIES

During the third quarter of fiscal 2005, management approved and initiated plans to restructure both the pre-merger operations of Oracle and PeopleSoft to eliminate certain duplicative activities, focus on strategic product and customer bases and reduce our cost structure. The restructuring charges recorded in fiscal 2005 are based on restructuring plans that have been committed to by management. We have completed the substantial majority of our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations and expect to finalize our remaining integration activities within the next six months. We currently estimate total

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

restructuring costs associated with exiting activities of pre-merger Oracle and PeopleSoft to approximate $546 million.

During the fourth quarter of fiscal 2005, management approved and initiated plans to restructure the operations of the other companies we acquired in the fourth quarter of fiscal 2005 to eliminate duplicative facilities and personnel, primarily general and administrative functions. Total estimated restructuring costs associated with exiting activities related to these acquisitions approximate $32 million.

Acquisition Related Restructuring Costs Expensed in Fiscal 2005

In fiscal 2005, we recorded approximately $147 million of expenses in connection with restructuring the pre-merger Oracle organization, which primarily included employee severance, including $33 million in non-cash stock-based compensation charges, and facility consolidations. These costs are recorded as restructuring expenses in the accompanying consolidated statements of operations. We expect to incur $19 million of additional restructuring charges within the next six months. Total expected costs under this plan are $166 million ($145 million of severance and $21 million of facilities charges). Oracle employees that have been or will be terminated under this restructuring plan, subject to final negotiations with local country employee worker councils, which could continue for the next six months. Changes to the estimates of executing the currently approved plans of restructuring the pre-merger Oracle organization will be reflected in our future results of operations.

The following table shows the activity related to the restructuring liabilities that pertain to the pre-merger operations of Oracle as of and for the year ended May 31, 2005 by operating segment:

	Total Expected Program Costs at May 31, 2005	Year Ended May 31, 2005			Accrued Restructuring at May 31, 2005
(in millions)		Total Costs Incurred	Cash Payments	Non-cash Items
Employee severance
New software licenses	$46	$36	$(22)	$—	$14
Software license updates and product support	7	5	(4)	—	1
Consulting	23	19	(13)	—	6
Advanced product services	2	2	(2)	—	—
Education	5	4	(2)	—	2
Other non-operating(1)	62	60	(21)	(33)	6

Total severance	$145	$126	$(64)	$(33)	$29

Facilities
New software licenses	$2	$2	$—	$—	$2
Software license updates and product support	1	1	—	—	1
Consulting	2	2	—	—	2
Advanced product services	1	1	—	—	1
Education	—	—	—	—	—
Other non-operating(1)	15	15	—	—	15

Total facilities	$21	$21	$—	$—	$21

Total Oracle restructuring	$166	$147	$(64)	$(33)	$50

(1)	Other non-operating includes severance and facility charges associated with research and development, general and administrative and marketing functions.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Liabilities aggregating $31 million related to exiting certain pre-merger activities of Oracle are recorded in accrued restructuring, current in the accompanying consolidated balance sheets. The remaining $19 million, which relates primarily to facility obligations for which we expect to incur costs through 2012, is recorded in accrued restructuring, non-current.

Estimated Acquisition Related Restructuring Costs Accounted for in Fiscal 2005 Purchase Allocations

We recorded approximately $380 million of restructuring costs in connection with restructuring the pre-merger PeopleSoft organization, which primarily included employee severance, facility consolidation costs, and contract termination costs. PeopleSoft employees have been or will be terminated under this restructuring plan, subject to such matters as final negotiations with local country employee worker councils, which could continue for the next six months. Severance payments made to pre-merger PeopleSoft employees were covered by plans established by PeopleSoft and subsequently assumed by Oracle upon the completion of the Acquisition. These costs were recognized as a liability assumed in the PeopleSoft purchase price allocation and, accordingly, have resulted in an increase to goodwill. A portion of the restructuring liabilities related to facility lease commitments is classified as long-term liabilities in the accompanying balance sheets.

Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of PeopleSoft are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of PeopleSoft and Retek:

(in millions)	Severance	Facilities	Other	Total
Initial estimated restructuring costs of PeopleSoft	$216	$135	$49	$400
Initial estimated restructuring costs of Retek	5	23	4	32
Adjustments to reserve (1)	(9)	3	(14)	(20)
Cash payments	(149)	(18)	(19)	(186)

Restructuring liabilities as of May 31, 2005	$63	$143	$20	$226

(1)	Primarily relates to changes in estimates related to severance payments, facility plans and the renegotiation of contractual obligations relating to the PeopleSoft acquisition.

Liabilities aggregating $125 million related to exiting certain pre-merger activities of PeopleSoft and our other fiscal 2005 acquisitions are recorded in accrued restructuring, current, in the accompanying consolidated balance sheets. The remaining $101 million, which relates to facility obligations that we expect to incur costs for through 2012, is recorded in accrued restructuring, non-current.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

4.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the Agreement Date, stock-compensation expenses, as well as personnel related costs for transitional employees who have been or will be terminated after the completion of the legal entity mergers or integration activities. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Year Ended May 31,
(in millions)	2005	2004	2003
In-process research and development	$46	$—	$—
Transitional employee related costs	52	—	—
Stock-based compensation	47	—	—
Tender offer costs	63	54	—

Total acquisition related charges	$208	$54	$—

We also incurred $5.5 million in commitment fees related to an unused $1.5 billion acquisition credit facility that expired in December 2004, which we recognized as interest expense in the accompanying consolidated statement of operations in fiscal 2004.

5.	BORROWINGS

Borrowings consisted of the following:

	May 31,
(in millions)	2005	2004
Commercial paper notes with various maturities through September 2005, net of unamortized discount of $7	$1,993	$—
OTC Loan Facility due May 2006	700	—
Notes payable due May 2005	—	9

Short-term borrowings and current portion of long-term debt	2,693	9
6.91% senior notes due February 2007	153	157
Notes payable due May 2007	6	6

Notes payable and long-term debt	159	163

Total borrowings	$2,852	$172

364-Day Revolving Credit Agreement

On March 18, 2005, we entered into a 364-day revolving credit agreement (Credit Agreement). The Credit Agreement is unsecured and provides a $3.0 billion credit facility (Credit Facility) to backstop any commercial paper we may issue and for working capital and other general corporate purposes. We may borrow, prepay and re-borrow amounts under the Credit Facility at any time under the Credit Agreement. As of May 31, 2005, we have not borrowed any funds against the Credit Agreement.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

$3.0 Billion Commercial Paper Program

On April 7 and 8, 2005, we issued and sold unsecured short-term promissory notes with an aggregate principal face value of $2.0 billion (the CP Notes), under our $3.0 billion commercial paper program (CP Program). The CP Notes were issued and sold pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The proceeds from the issuance of the CP Notes were used to repay certain borrowings under the Bridge Loan.

The CP Notes, which were issued at a discount from their principal face value, have various maturities with different yields. We reissued $620.9 million of the CP Notes that originally matured in April and May 2005. The average weighted yield of the CP Notes outstanding at May 31, 2005 is 3.13%. The CP Notes are not redeemable prior to maturity and are not subject to voluntary prepayment.

$700 Million Loan Facility for Oracle Technology Company

On May 20, 2005, Oracle Technology Company (OTC), a wholly-owned subsidiary, entered into an unsecured $700 million loan facility (OTC Loan Facility) with ABN AMRO Bank N.V. guaranteed by us. OTC borrowed $700 million on May 20, 2005, and this amount remains outstanding at May 31, 2005 (effective interest rate of 3.53% based on a LIBOR-based formula). All amounts under the OTC Loan Facility are due in May 2006.

$150 Million Senior Notes

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 5.23% as of May 31, 2005. The fair value of the interest rate swap was $3.1 million at May 31, 2005 and is included in other assets in the accompanying consolidated balance sheets.

Aggregate annual principal payments on borrowings are as follows: $2.7 billion in fiscal 2006 and $159 million in fiscal 2007. We were in compliance with all financial covenants at May 31, 2005, including the requirement that our total net debt to total capitalization ratio not exceed 40%.

$9.5 Billion Unsecured 364-Day Term Loan Agreement

On December 28, 2004, we entered into a $9.5 billion unsecured 364-day term loan agreement (Bridge Loan) with Wachovia Bank National Association, Credit Suisse First Boston and certain other syndicated lenders for the acquisition of PeopleSoft common shares and for related costs, fees and expenses. On December 29, 2004, we borrowed $9.2 billion under the Bridge Loan. We repaid $2.0 billion in February 2005 and the remaining $7.2 billion in April and May 2005.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

6.	DEFERRED REVENUES

The following table sets forth the components of deferred revenues:

	May 31,
(in millions)	2005	2004
Software license updates and product support	$1,985	$1,329
Services	225	99
New software licenses	79	69

Deferred revenues, current	2,289	1,497
Deferred revenues, non-current	126	43

Total deferred revenues	$2,415	$1,540

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year. Deferred service revenues include prepayments for consulting, advanced product services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues.

As discussed in Note 2, we recorded adjustments to reduce PeopleSoft’s and Retek’s support obligations acquired to their estimated fair value.

7.	STOCK-BASED COMPENSATION PLANS

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, who are also employees or consultants, independent consultants and advisers. In fiscal 2005, the 2000 Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to provide the Board with the ability to grant restricted stock units, to permit us to deduct certain performance-based equity awards for tax purposes, to provide the Board with the ability to issue transferable equity awards and to eliminate the ability to buyout employees’ stock options with cash or common stock. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (Board) (generally ratably over four years), and generally expire ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2005, options to purchase 404.1 million shares of common stock were outstanding under both plans, of which 300.9 million were vested. Approximately 433.04 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock units or long-term performance awards under this plan.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Original Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In fiscal 2004, the Original Directors’ Plan was amended and restated to eliminate a term limit, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Original Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Original Directors’ Plan, the 1993 Directors’ Stock Plan (the Directors’ Plan). Under the terms of the Directors’ Plan, options to purchase 8.0 million shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. The Directors’ Plan provides for automatic, nondiscretionary grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based award. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2005, options to purchase 3.8 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which 2.9 million were vested. Approximately 3.1 million shares are available for future option awards under this plan; however, no more than 1.8 million shares may be used for grants other than options.

In connection with our acquisition of PeopleSoft, we assumed all of the outstanding stock options of the respective stock plans of PeopleSoft. These options generally retain all of the rights, terms and conditions of the respective plans under which options were originally granted. In September and October 2004, PeopleSoft amended its severance policies and option agreements to provide for accelerated vesting of all unvested options for eligible employees terminated within one year after a change in control. As of May 31, 2005, options to purchase 61.0 million shares of common stock were outstanding under these plans.

The following tables summarize information about stock options outstanding:

(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2002	454	$11.31
Granted	66	$8.88
Exercised	(48)	$3.96
Forfeited	(17)	$20.56

Balance, May 31, 2003	455	$11.41
Granted	44	$12.62
Exercised	(38)	$4.89
Forfeited	(21)	$21.43

Balance, May 31, 2004	440	$11.61
Granted(1)	139	$11.68
Exercised	(71)	$6.16
Forfeited	(39)	$18.01

Balance, May 31, 2005	469	$11.92

(1)	Includes PeopleSoft options assumed of 97 million.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

In June 2005, we made our annual grant of stock options to employees of the company to purchase approximately 52.8 million shares.

The range of exercise prices for options outstanding at May 31, 2005 was $0.09 to $45.60. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants.

Range of Exercise Price	Options Outstanding as of May 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of May 31, 2005	Weighted Average Exercise Price of Exercisable Options
	(Shares in millions)			(Shares in millions)
$ 0.09 — $ 4.07	47	2.08	$3.79	47	$3.79
$ 4.08 — $ 4.61	44	2.44	$4.34	43	$4.34
$ 4.61 — $ 6.88	99	3.99	$6.82	99	$6.82
$ 6.94 — $ 8.68	57	6.84	$8.45	30	$8.36
$ 8.70 — $11.50	64	8.40	$10.02	15	$10.56
$11.53 — $12.60	44	7.79	$12.46	15	$12.29
$12.70 — $15.82	17	6.81	$14.00	11	$14.30
$15.86 — $15.90	36	6.00	$15.86	27	$15.86
$15.92 — $22.95	17	5.76	$18.48	15	$18.51
$23.38 — $45.60	44	4.67	$39.56	43	$39.52

$ 0.09 — $45.60	469	5.35	$11.92	345	$12.14

Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan). To date, 408.7 million shares of common stock have been reserved for issuance under the Purchase Plan. Prior to the April 1, 2005 semi-annual option period, under the Purchase Plan employees could purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of Oracle stock as of the beginning or the end of the semi-annual option period. Starting with the April 1, 2005 semi-annual option period, we amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair value of Oracle stock as of the end of the semi-annual option period. Through May 31, 2005, 316.7 million shares had been issued and 92.0 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2005, 2004 and 2003, we issued 16.6 million, 17.5 million and 23.8 million shares, respectively, under the Purchase Plan.

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to May 31, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.4 billion. We repurchased 114.8 million shares for $1.3 billion, 117.8 million shares for $1.5 billion and 270.4 million shares for $2.7 billion in fiscal 2005, 2004 and 2003, respectively. At May 31, 2005, approximately $1.9 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and subsequently amended on March 22, 1999. Pursuant to the Shareholder Rights Plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

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

The Rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the Distribution Date). The Rights are initially exercisable for one-six thousand seven hundred fiftieth of a share of our Series A Junior Participating Preferred Stock at a price of $125 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 15% of our common stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right.

We are entitled to redeem the Rights, for $0.00148 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one and one-half shares of common stock, for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	May 31,
(in millions)	2005	2004	2003
Foreign currency translation adjustment	$301	$190	$115
Unrealized loss on derivatives	(51)	(37)	(14)
Unrealized gain on investments	9	3	26
Minimum benefit plan liability adjustment	(16)	—	—

Accumulated other comprehensive income	$243	$156	$127

Settlement of Forward Contract

In fiscal 1998, we entered into a forward contract to sell 36.0 million shares of our common stock at $4.42 per share plus accretion, subject to adjustments over time. The forward contract had a stated maturity of February 13, 2003 and was accounted for as an equity instrument. The forward contract collateralized our master lease facility that provided for the construction or purchase of up to $182.0 million of property and improvements to be leased by us. In fiscal 2003, we settled the forward contract with a cash payment of $166.3 million, which was recorded as a reduction to additional paid in capital, and exercised an option to purchase the leased properties for approximately $168.3 million.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

9.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2005	2004	2003
Domestic	$1,956	$2,114	$1,925
Foreign	2,095	1,831	1,500

Total	$4,051	$3,945	$3,425

The provision for income taxes consists of the following:

	Year Ended May 31,
(Dollars in millions)	2005	2004	2003
Current provision:
Federal	$624	$701	$546
State	135	77	100
Foreign	472	428	382

Total current provision	1,231	1,206	1,028

Deferred provision (benefit):
Federal	(11)	9	120
State	(24)	48	(15)
Foreign	(31)	1	(15)

Total deferred provision (benefit)	(66)	58	90

Total provision for income taxes	$1,165	$1,264	$1,118

Effective income tax rate	28.8%	32.0%	32.6%

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2005	2004	2003
Tax provision at statutory rate	$1,418	$1,381	$1,199
Foreign earnings at other than United States rates	(380)	(260)	(214)
State tax expense, net of federal benefit	66	81	68
Dividend pursuant to American Jobs Creation Act of 2004	121	—	—
Settlement of audits and expiration of statutes	(131)	—	(24)
Other	71	62	89

Provision for income taxes	$1,165	$1,264	$1,118

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

The components of the deferred tax assets and liabilities consist of the following:

	May 31,
(in millions)	2005	2004
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(27)	(19)
Acquired intangibles	(1,251)	—
Other	(10)	(14)

Total deferred tax liabilities	(1,418)	(163)
Deferred tax assets:
Accruals and allowances	343	207
Employee compensation and benefits	215	90
Depreciation and amortization	56	46
Tax credit and net operating loss carryforwards	264	15
Differences in timing of revenue recognition and other	80	118

Total deferred tax assets	958	476
Valuation allowance	(44)	—

Net deferred tax (liability) asset	$(504)	$313

Recorded as:
Current deferred tax assets	$486	$301
Non-current deferred tax assets	32	92
Current deferred tax liabilities	(12)	(21)
Non-current deferred tax liabilities	(1,010)	(59)

Net deferred tax asset	$(504)	$313

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2005, the cumulative earnings upon which United States income taxes have not been provided for were approximately $2.2 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be approximately $500 million. In fiscal 2005, we repatriated $3.1 billion of the earnings of foreign subsidiaries in accordance with the American Jobs Creation Act of 2004 and recorded a federal tax expense of $118 million and a state tax expense (net of federal tax benefit) of $3 million. We repatriated the maximum amount available for repatriation under the American Jobs Creation Act of 2004.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We are also under examination by numerous state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits.

The valuation allowance increased from zero at May 31, 2004, to $44 million at May 31, 2005. The increase is attributable to acquired deferred tax assets of PeopleSoft, principally state and foreign net operating loss carryforwards. Any subsequent reduction of this valuation allowance, and the recognition of the associated tax benefits will be applied first to reduce goodwill and then intangible assets established pursuant to the acquisition of PeopleSoft.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

At May 31, 2005, we had federal net operating loss carryforwards of approximately $365 million. These losses expire in various years between 2016 and 2025, and are subject to limitations on their utilization. We have state net operating loss carryforwards of approximately $364 million, which expire between 2006 and 2025, and are subject to limitations on their utilization. We have net operating loss carryforwards in certain foreign jurisdictions of approximately $95 million, which expire in various years. We have tax credit carryforwards of approximately $76 million, which are subject to limitations on their utilization. Approximately $39 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $37 million, expires in various years between 2013 and 2025.

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

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method, and with respect to fiscal 2003, a forward contract to sell 36.0 million shares of our common stock that was settled on October 31, 2002. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2005	2004	2003
Net income	$2,886	$2,681	$2,307

Weighted average common shares outstanding	5,136	5,215	5,302
Dilutive effect of employee stock plans	95	111	110
Dilutive effect of forward contract	—	—	6

Dilutive weighted average common shares outstanding	5,231	5,326	5,418

Basic earnings per share	$0.56	$0.51	$0.44
Diluted earnings per share	$0.55	$0.50	$0.43
Anti-dilutive stock options excluded from calculation(1)	141	132	115

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future. See Note 7 for information regarding the prices of our outstanding, unexercised options.

11.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

intentions regarding these instruments, we classify certain of our debt securities as available-for-sale and account for these investments at market value. We classify all of our other investments in debt securities as held-to-maturity and account for these investments at amortized cost.

The amortized principal amount of cash and cash equivalents at May 31, 2005 and 2004 was $3.9 billion and $4.1 billion and the weighted average interest rates were 2.32% and 1.97%, respectively.

The table below presents the amortized principal amount for our held-to-maturity investments and the market value of our available-for-sale investments, maturities and major security type for our investments in marketable securities.

	May 31, 2005			May 31, 2004
(in millions)	Held-to- Maturity(1)	Available- for-Sale(1)	Total	Held-to- Maturity(1)	Available- for-Sale(1)	Total
Marketable securities (within 1 year)	$578	$330	$908	$3,983	$466	$4,449
Marketable securities (1 – 2 years)(2)	—	12	12	—	—	—

Total investments	$578	$342	$920	$3,983	$466	$4,449

Debt securities issued by U.S. Treasury and other U.S. governmental entities	$—	$14	$14	$917	$—	$917
Debt securities issued by states of the United States and political subdivisions of the states	—	131	131	—	—	—
Corporate and other debt securities	578	197	775	3,066	466	3,532

Total	$578	$342	$920	$3,983	$466	$4,449

(1)	The original cost of our marketable securities approximates fair value.
(2)	Included in other assets in the accompanying consolidated balance sheets.

We have entered into securities lending agreements with a financial institution whereby investments in debt securities are loaned and are secured by collateral in the form of cash or other securities. At May 31, 2005 and 2004, total loaned securities were $0 and $572.5 million and remain in marketable securities in the accompanying consolidated balance sheets. The fair values of the collateral, which exceeded the book values of the loaned securities at May 31, 2004, are not recorded as assets or liabilities in the accompanying consolidated balance sheets because we do not have the right to repledge or sell the collateral.

Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

12.	INVESTMENTS IN EQUITY SECURITIES

In accordance with Statement 115 and based on our intentions regarding these instruments, we classify all marketable equity securities as available-for-sale. Marketable equity securities are included in intangible assets in

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

The net carrying value of our equity securities as of May 31, 2005, 2004 and 2003 was $60 million, $60 million and $155 million, respectively. Unrealized gains in stockholders’ equity, net of tax associated with these equity securities were $6 million, $2 million and $26 million for fiscal 2005, 2004 and 2003, respectively.

In fiscal 2004, we sold all of our common stock in Liberate Technologies to a third-party for approximately $83.5 million and recognized a $35.4 million gain on the sale. We previously recorded impairment charges relating to other than temporary declines in the fair value of our investment in Liberate Technologies of $87.1 million in fiscal 2003. We concluded that our investment was other than temporarily impaired because our cost basis exceeded the publicly traded market value of the Liberate Technologies common stock for approximately six months.

In fiscal 2005, 2004 and 2003, we recognized $1.0 million, $13.0 million and $23.9 million of impairment losses related to our other investments, which include investments in privately held companies, venture funds and publicly traded companies. We determined that the decreases in the fair value of these investments were other than temporary based upon the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We use derivatives to manage foreign currency and interest rate risk.

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

Net losses on investment hedges reported in stockholders’ equity were $23.1 million, $38.4 million and $44.7 million in fiscal 2005, 2004 and 2003, respectively. The net gain on investment hedges reported in non-operating income, net were $13.6 million, $7.5 million and $8.9 million in fiscal 2005, 2004 and 2003, respectively.

At May 31, 2005, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.5 million and $1.4 million as of May 31, 2005 and 2004. The Yen investment hedge has a notional amount of $615.5 million and an exchange rate of 107.23 Yen for each United States dollar.

Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $27.2 million, $20.9 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively. The fair values of foreign currency forward contracts were not individually significant and approximated $0.2 million and $(0.7) million as of May 31, 2005 and 2004. These amounts are included in other assets in the accompanying consolidated balance sheets.

Interest Rate Swap

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 5.23% as of May 31, 2005. The fair value of the interest rate swap was $3.1 million and $7.2 million at May 31, 2005 and May 31, 2004 and is included in other assets in the accompanying consolidated balance sheets.

14.	PROPERTY

Property consisted of the following:

		May 31,
(in millions)	Estimated Useful Lives	2005	2004
Computer and network equipment	2-5 years	$1,121	$1,091
Buildings and improvements	2-40 years	1,242	1,051
Furniture and fixtures	3-10 years	356	340
Land	—	202	162
Automobiles	5 years	8	9
Land and buildings held for sale		94	—

Total property	2-40 years	3,023	2,653
Accumulated depreciation		(1,581)	(1,585)

Property, net		$1,442	$1,068

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

As part of our restructuring and integration activities in fiscal 2005, we have vacated owned property sites that are actively being marketed for disposal within the next year. The carrying value of these properties was approximately $94 million as of May 31, 2005.

15.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of May 31, 2005 and 2004 are as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other(1)	Total
Beginning balance as of June 1, 2003	$8	$7	$2	$—	$17
Other acquisition goodwill	12	10	2	—	24

Ending balance as of May 31, 2004	$20	$17	$4	$—	$41

Beginning balance as of June 1, 2004	$20	$17	$4	$—	$41
PeopleSoft acquisition goodwill	1,200	4,846	441	—	6,487
Other acquisition goodwill	—	—	—	475	475

Ending balance as of May 31, 2005(2)	$1,220	$4,863	$445	$475	$7,003

(1)	Represents preliminary goodwill associated with fourth quarter fiscal 2005 acquisitions, primarily Retek, that will be allocated to operating segments upon finalization of our intangible asset valuations in the first quarter of fiscal 2006.
(2)	All goodwill is not deductible for tax purposes.

Intangible assets at May 31, 2005 consisted of the following:

(in millions)	Useful Life	Gross	Accumulated Amortization	Net Book Value
Software support agreements and related relationships	10 years	$2,124	$(88)	$2,036
Developed technology	5 years	800	(127)	673
Core technology	5 years	368	(30)	338
Customer relationships	10 years	257	(11)	246
Trademarks	7 years	84	(4)	80

Total intangible assets at May 31, 2005		$3,633	$(260)	$3,373

Intangible assets at May 31, 2004 consisted of the following:

(in millions)	Gross	Accumulated Amortization	Net Book Value
Developed technology	$88	$(49)	$39

Total intangible assets at May 31, 2004	$88	$(49)	$39

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

The total amortization expense related to intangible assets was $219 million, $36 million and $43 million in fiscal 2005, 2004 and 2003. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006	$478
2007	473
2008	464
2009	464
2010	380
Thereafter	1,114

Total	$3,373

16.	SEGMENT INFORMATION

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The consulting line of business assists customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. Advanced product services are comprised of Oracle On Demand and advanced product support services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database technology and applications software. Advanced product support services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

The following table presents a summary of our businesses and operating segments(1):

	Year Ended May 31,
(in millions)	2005	2004	2003
New software licenses:
Revenues(2)	$4,082	$3,533	$3,251
Sales and distribution expenses	2,055	1,716	1,586

Margin(3)	$2,027	$1,817	$1,665
Software license updates and product support:
Revenues(2)	$5,650	$4,529	$3,929
Cost of services	569	508	444

Margin(3)	$5,081	$4,021	$3,485
Total software business:
Revenues(2)	$9,732	$8,062	$7,180
Expenses	2,624	2,224	2,030

Margin(3)	$7,108	$5,838	$5,150

Consulting:
Revenues(2)	$1,796	$1,573	$1,749
Cost of services	1,471	1,273	1,411

Margin(3)	$325	$300	$338
Advanced product services:
Revenues(2)	$307	$267	$260
Cost of services	274	240	195

Margin(3)	$33	$27	$65
Education:
Revenues(2)	$284	$254	$286
Cost of services	215	200	215

Margin(3)	$69	$54	$71
Total services business:
Revenues(2)	$2,387	$2,094	$2,295
Cost of services	1,960	1,713	1,821

Margin(3)	$427	$381	$474

Totals:
Revenues(2)	$12,119	$10,156	$9,475
Expenses	4,584	3,937	3,851

Margin(3)	$7,535	$6,219	$5,624

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $320 million that were not recognized on the accompanying consolidated statements of operations. See the reconciliation of operating segment revenues to total revenues below.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

(3)	The margins reported reflect only the direct controllable expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

Reconciliation of operating segment revenues to total revenues

	Year Ended May 31,
(in millions)	2005	2004	2003
Total revenues for reportable segments	$12,119	$10,156	$9,475
Software license updates and product support revenues	(320)	—	—

Total revenues	$11,799	$10,156	$9,475

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenue related to support contracts in the amount of $320 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, was not recognized in fiscal 2005. As customers renew these support contracts, we will recognize the full value of the support contracts as deferred revenues and recognize the related revenue ratably over the contract period.

Reconciliation of operating segment margin to income before provision for income taxes

	Year Ended May 31,
(in millions)	2005	2004	2003
Total margin for reportable segments	$7,535	$6,219	$5,624
Software license updates and product support revenues	(320)	—	—
Product development and information technology expenses	(1,771)	(1,537)	(1,435)
Marketing and partner program expenses	(378)	(348)	(345)
Corporate and general and administrative expenses	(438)	(378)	(321)
Amortization of intangible assets	(219)	(36)	(43)
Acquisition related	(208)	(54)	—
Restructuring	(147)	—	—
Acquisition related stock-based compensation	(25)	—	—
Interest expense	(135)	(21)	(16)
Non-operating income, net	157	100	(39)

Income before provision for income taxes	$4,051	$3,945	$3,425

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Geographic information

Disclosed in the table below is geographic information for any subsidiary comprising greater than three percent of total revenues.

	Year Ended May 31,
	2005		2004		2003
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$4,943	$1,427	$4,358	$927	$4,297	$945
United Kingdom	1,014	112	841	115	756	97
Japan	796	43	746	41	720	39
Germany	579	6	513	7	466	10
France	442	15	371	15	344	17
Other foreign countries	4,025	197	3,327	150	2,892	232

Total	$11,799	$1,800	$10,156	$1,255	$9,475	$1,340

(1)	Long lived assets excludes goodwill, intangible assets and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on the Acquisition Date. In general, a customer might argue that a payment is due under the CAP if each of the following events occurs:

•	Either within one year or two years (depending upon the applicable version of the CAP) from the contract effective date, there is an acquisition of PeopleSoft, as specifically described in the version; and

•	Either within two or four years (depending upon the applicable version of the CAP) from the contract effective date, the acquiring company takes any of the following actions:

—	Discontinues or reduces support services.

—	Announces its intention to not provide updates or new releases for PeopleSoft products (Version One of the CAP).

—	Discontinues licensing PeopleSoft products to new or (for Versions Two through Six of the CAP) existing customers.

—	Delays the timing of release of updates or new releases compared to the timing of updates and new releases delivered in the release cycle prior to the acquisition (for Versions Two and Three of the CAP).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

—	Discontinues providing updates that, for Versions Two through Six of the CAP, are of the same frequency and quality as those delivered (i) by PeopleSoft in the release cycle completed prior to the acquisition or (ii) for Version Six of the CAP only, by Oracle for any comparable products.

—	Materially reduces the amount of money or resources (for Versions Two and Three of the CAP) allocated to develop updates for the supportable modules or to provide support services below the level spent by PeopleSoft in the 12 months preceding the acquisition.

—	Reduces or limits the ability of the supportable modules to integrate or operate with certain third party products (for Versions Two and Three of the CAP).

•	The customer requests the payment in writing by a specified date. In addition, from the contract date to the date of the request, the customer must have been a continuous, compliant subscriber to support services; and

•	The customer has timely paid for support services in accordance with the terms of the customer’s then-operative software support agreement.

The maximum potential penalty under the CAP, by version, as of May 31, 2005 was as follows:

CAP Version	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76	(2)
Version 2	September 12, 2003	September 30, 2003	170
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,352
Version 5	June 16, 2004	December 28, 2004	792
Version 6	October 12, 2004	December 28, 2004	1,105

			$3,535

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.
(2)	As of May 31, 2005, all but two contracts containing Version One of the CAP have expired by their terms. $76 million is the maximum potential payment under the two remaining Version 1 CAP contracts.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

the assumption of the purported CAP obligations. The CAP provisions will not impact the timing of recognition of post-acquisition license or software support renewal revenues for the following reasons:

•	The contingent CAP penalty is definitively capped as of the purchase date of the respective PeopleSoft licenses on a customer by customer basis and will not subsequently increase as a result of any post-acquisition renewals of software support by the customer.

•	The CAP language itself does not serve to create an obligation on the part of Oracle to provide a specified upgrade to any customers that purchased licenses subject to the CAP. We have publicly stated that customers will receive updates for as long as they continue to purchase software support and that we intend to provide a level of support services that would not trigger the penalty provisions under the requirements of the various CAP’s. We provide software license updates on a when-and-if available basis to those customers who have purchased support.

•	Recording software support revenue over the term of the software support arrangements (generally one year) will result in the recognition of post-acquisition maintenance revenues from former PeopleSoft customers based upon the fair value of the services rendered (as determined by the optional renewal of these services) and would properly match the maintenance revenue with the associated costs of providing any upgrades and support services.

18.	GUARANTEES

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

19.	LEASE COMMITMENTS

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2005, future minimum annual operating lease payments and future minimum payments to be received from non-cancellable subleases were as follows:

(in millions)	Year Ended May 31,
2006	$157
2007	134
2008	102
2009	85
2010	66
Thereafter	116

Future minimum operating lease payments	660
Less: Minimum payments to be received from non-cancellable subleases	(95)

Total, net	$565

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Rent expense was $173.8 million, $192.3 million and $192.6 million for fiscal years 2005, 2004 and 2003, respectively, net of sublease income of approximately $10.1 million, $10.3 million and $12.0 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

20.	BENEFIT PLANS

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $146.9 million, $92.3 million and $94.5 million for fiscal years 2005, 2004 and 2003, respectively. In fiscal 2005, we increased the number of plan participants in our defined contribution plans as a result of additional employees from PeopleSoft and other acquisitions as well as an increase in the number of countries that offer defined contribution plans.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation annually as defined by the plan document or by the section 402(g) limit as defined by the Internal Revenue Service. We match a portion of employee contributions, currently up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $45.5 million, $32.1 million and $43.9 million in fiscal 2005, 2004 and 2003.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual compensation until retirement or a date specified by the employee in accordance with the plans. As of May 31, 2005, the deferred compensation plan assets of $139 million were included in other assets and the deferred compensation plan liabilities of $139 million were included in other long-term liabilities of the accompanying consolidated balance sheets. As of May 31, 2004, the deferred compensation plan assets and liabilities were $100 million.

21.	RELATED PARTIES

We have entered into transactions with 15 companies over the last three fiscal years in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $4.1 million, $2.1 million and $1.9 million during fiscal 2005, 2004 and 2003, respectively. In addition, we purchased goods and services from three of these companies for $0.8 million, $0.9 million and $2.5 million in fiscal 2005, 2004 and 2003, respectively. The goods and services purchased from these companies related to computers, consulting, training services and aircraft rental.

In fiscal 2004 and 2003, we recorded royalty revenues of $1.0 million and $1.3 million, respectively, from a company in which our Chief Executive Officer holds a controlling interest and which was permitted to sell its hosted business management applications solutions under the brand name Oracle Small Business Suite. We assisted this company’s efforts to penetrate the small business market by incurring $0.3 million and $1.6 million in marketing expense in fiscal 2004 and 2003, respectively, promoting the Oracle Small Business Suite. In the fourth quarter of fiscal 2004, we terminated the revenue sharing agreement with this company.

In fiscal 2005, 2004 and 2003, we received $0.6 million, $0.9 million and $0.6 million, respectively, for purchases of software and services from two companies affiliated with two other members of our Board of Directors who are executive officers of such companies.

The Independent Committee of our Board of Directors has reviewed and approved all individual transactions greater than $60,000.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

22.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. Trial has been set for September 11, 2006. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Derivative Litigation

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves, committed constructive fraud and breached contracts with us, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. On November 24, 2004, the Delaware Court issued an opinion granting summary judgment in favor of the remaining defendants. On April 13, 2005, the Delaware Supreme Court unanimously upheld Court of Chancery’s grant of summary judgment.

Regarding the San Mateo Action, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. On June 6, 2005, the San Mateo Court signed a stipulated order, dismissing our former Chief Financial Officer from the case. On June 9, 2005, our Chief Executive Officer brought a motion for summary judgment. A hearing is scheduled for July 29, 2005. A trial date has been set for September 1, 2005.

On March 5, 2004, the Northern District Court issued an order dismissing all defendants other than our Chief Executive Officer and then Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2005

Litigation Related to the PeopleSoft Acquisition

In connection with our unsolicited offer for PeopleSoft, we were involved in several legal proceedings, most of which have been resolved or are in the process of being resolved:

•	Antitrust litigation brought against us by the U.S. Department of Justice and numerous states concluded in September 2004 with a final judgment in our favor, and the governments concluded not to appeal this judgment.

•	We sued PeopleSoft and its board of directors in Delaware Chancery Court in June 2003, alleging breach of fiduciary duty and other claims. After the merger, this action was dismissed with prejudice.

•	In June 2003, J.D. Edwards filed suit against us in state court in Colorado and California, and PeopleSoft filed suit against us in state court in California. Both companies alleged a variety of claims, including interference with contract and interference with prospective economic relations. These claims were dismissed with prejudice after the merger, along with our cross-complaint against PeopleSoft and its board of directors.

•	Stockholder class actions were filed in Delaware Chancery Court on and after June 6, 2003 against PeopleSoft and its directors, alleging breach of fiduciary duties in connection with our offer. The actions were subsequently consolidated into a single action (the PeopleSoft Delaware Action). As a result of the merger, the parties have submitted to the Court a proposed dismissal of the PeopleSoft Delaware Action as moot. A hearing to consider any objections to the dismissal of the action as moot has been set for August 11, 2005.

•	Six similar stockholder class action lawsuits were filed in California state court in June 2003. Two of these actions were dismissed as moot, and we expect to seek dismissal of the remaining actions on the same grounds.

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We have denied infringement and asserted affirmative defenses and have counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing, and on September 21, 2004, it issued a Markman order. Discovery closes on July 1, 2005 with dispositive motions to be filed by August 1, 2005. The court has not set a hearing date for dispositive motions or a trial date.

Other Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations	Write-offs	Translation Adjustments	Ending Balance
Trade Receivable Allowances
Year Ended:
May 31, 2003	$413	128	(182)	17	$376

May 31, 2004	$376	173	(188)	3	$364

May 31, 2005	$364	197	(300)	8	$269

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2005.

ORACLE CORPORATION

By:	/s/ LAWRENCE J. ELLISON

Lawrence J. Ellison, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2005

/s/ SAFRA A. CATZ Safra A. Catz	Interim Chief Financial Officer and Director (Principal Financial Officer)	June 30, 2005

/s/ JENNIFER L. MINTON Jennifer L. Minton	Senior Vice President, Finance and Operations and Chief Accounting Officer (Principal Accounting Officer)	June 30, 2005

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 30, 2005

/s/ JEFFREY BERG Jeffrey Berg	Director	June 30, 2005

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 30, 2005

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 30, 2005

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 30, 2005

/s/ JOSEPH A. GRUNDFEST Joseph A. Grundfest	Director	June 30, 2005

/s/ JACK F. KEMP Jack F. Kemp	Director	June 30, 2005

/s/ DONALD L. LUCAS Donald L. Lucas	Director	June 30, 2005

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Director	June 30, 2005

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles
21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act