Form 10-Q
period 2005-08-31
ORACLE CORP /DE/
filed 2005-09-28
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares of registrant’s common stock outstanding as of September 26, 2005 was: 5,151,824,100.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2005 and May 31, 2005

(Unaudited)

(in millions, except per share data)	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,790	$3,894
Marketable securities	842	877
Trade receivables, net of allowances of $260 and $269	1,651	2,570
Other receivables	196	330
Deferred tax assets	476	486
Prepaid expenses and other current assets	234	291

Total current assets	7,189	8,448

Non-current assets:
Property, net	1,404	1,442
Intangible assets, net	3,340	3,373
Goodwill	7,215	7,003
Deferred tax assets	32	32
Other assets	416	389

Total non-current assets	12,407	12,239

Total assets	$19,596	$20,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,522	$2,693
Accounts payable	228	230
Income taxes payable	706	904
Accrued compensation and related benefits	630	923
Accrued restructuring	117	156
Deferred revenues	2,630	2,289
Deferred tax liabilities	6	12
Other current liabilities	708	856

Total current liabilities	6,547	8,063

Non-current liabilities:
Notes payable and long-term debt, net of current portion	157	159
Deferred tax liabilities	978	1,010
Accrued restructuring	107	120
Deferred revenues	108	126
Other long-term liabilities	368	372

Total non-current liabilities	1,718	1,787

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital— authorized: 11,000 shares; outstanding: 5,149 shares at August 31, 2005 and 5,145 shares at May 31, 2005	6,792	6,596
Retained earnings	4,334	4,043
Deferred compensation	(37)	(45)
Accumulated other comprehensive income	242	243

Total stockholders’ equity	11,331	10,837

Total liabilities and stockholders’ equity	$19,596	$20,687

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2005 and 2004

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2005	2004
Revenues:
New software licenses	$629	$563
Software license updates and product support	1,502	1,176

Software revenues	2,131	1,739
Services	637	476

Total revenues	2,768	2,215

Operating expenses:
Sales and marketing	615	480
Software license updates and product support	161	136
Cost of services	562	419
Research and development	400	303
General and administrative	156	124
Amortization of intangible assets	123	9
Acquisition related	28	29
Restructuring	11	—

Total operating expenses	2,056	1,500

Operating income	712	715
Interest expense	(21)	(6)
Non-operating income, net	42	29

Income before provision for income taxes	733	738
Provision for income taxes	214	229

Net income	$519	$509

Earnings per share:
Basic	$0.10	$0.10

Diluted	$0.10	$0.10

Weighted-average common shares outstanding:
Basic	5,148	5,154

Diluted	5,244	5,241

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2005 and 2004

(Unaudited)

	Three Months Ended August 31,
(in millions)	2005	2004
Cash Flows From Operating Activities:
Net income	$519	$509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57	44
Amortization of intangible assets	123	9
Deferred income taxes	(46)	(24)
Minority interests in income	8	9
Amortization of stock-based compensation	12	—
In-process research and development	7	—
Net investment gains related to equity securities	(2)	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	913	747
Decrease in prepaid expenses and other assets	154	139
Decrease in accounts payable and other liabilities	(451)	(328)
(Decrease) increase in income taxes payable	(172)	39
Increase in deferred revenues	336	270

Net cash provided by operating activities	1,458	1,414

Cash Flows From Investing Activities:
Purchases of investments	(789)	(3,546)
Proceeds from maturities and sale of investments	827	1,923
Acquisitions, net of cash acquired	(309)	—
Capital expenditures	(52)	(34)
Proceeds from sale of property	70	—
Increase in other assets	(2)	(2)

Net cash used for investing activities	(255)	(1,659)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(250)	(543)
Proceeds from issuance of common stock	158	27
Proceeds from borrowings	5,408	—
Payments of debt	(6,590)	—
Distributions to minority interests	(23)	(26)

Net cash used for financing activities	(1,297)	(542)

Effect of exchange rate changes on cash and cash equivalents	(10)	(2)

Net decrease in cash and cash equivalents	(104)	(789)
Cash and cash equivalents at beginning of period	3,894	4,138

Cash and cash equivalents at end of period	$3,790	$3,349

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$31	$12

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2006. Certain prior period balances have been reclassified to conform to the current period presentation.

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

	Three Months Ended August 31,
(in millions, except per share data)	2005	2004
Net income, as reported	$519	$509
Add: Employee compensation expense included in net income, net of forfeitures and related tax effects	8	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for new awards, net of forfeitures and related tax effects (1)	(34)	(37)

Pro forma net income	$493	$472

Earnings per share:
Basic—as reported	$0.10	$0.10
Basic—pro forma	$0.10	$0.09
Diluted—as reported	$0.10	$0.10
Diluted—pro forma	$0.09	$0.09

(1)	Includes reversal of unearned stock compensation expense for forfeitures arising from our use of the accelerated expense attribution method, net of related tax effects, of $15.0 million and $3.1 million in the three months ended August 31, 2005 and 2004.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

We estimate the fair value of our options using a Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair values of employee and director stock options granted were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended August 31,
	2005	2004
Expected life (in years)	3.50-7.50	2.28-6.54
Risk-free interest rate	3.78-4.02%	2.40-3.31%
Volatility	27%	36%
Dividend yield	—	—
Weighted-average fair value of grants	$4.52	$3.44

The fair value of the option component of the employee purchase plan shares was estimated at the date of grant using a Black-Scholes-Merton option-pricing model in the three months ended August 31, 2004 with the following weighted-average assumptions: expected life of 0.5 years, risk-free interest rate of 1.69%, volatility of 37% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $3.09 for the three months ended August 31, 2004. We modified the terms of our employee stock purchase plan in April 2005 to eliminate the option component associated with the plan and to reduce the discount from 15% to 5%.

3.	NEW ACCOUNTING PRONOUNCEMENTS

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

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early-adoption permitted.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 2 for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

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

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Amortization Period for Leasehold Improvements:  On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

4.	ACQUISITIONS

Fiscal 2006 Acquisitions

During the first quarter of fiscal 2006, we acquired two companies and acquired technology from two additional companies. The aggregate consideration for these four transactions was approximately $351 million, which includes cash paid of $320 million and the fair value of options assumed of $31 million.

We recorded approximately $242 million of goodwill, $91 million of identifiable intangible assets, $11 million of net tangible assets and $7 million of in-process research and development in connection with these acquisitions. We have included the results of operations of these transactions prospectively from the respective dates of the acquisitions. Pro forma financial information for these acquisitions has not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate.

Fiscal 2005 Acquisitions

PeopleSoft, Inc.

Pursuant to our Agreement and Plan of Merger with PeopleSoft Inc., a Delaware corporation, dated December 12, 2004, we acquired approximately 75% and 97% of the outstanding common stock of PeopleSoft (including shares subject to guaranteed delivery) for $26.50 per share in cash as of December 29, 2004 and January 6, 2005, respectively. On January 7, 2005, we completed the merger of our wholly-owned subsidiary with and into PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered, into a right to receive $26.50 per share in cash, without interest. As of August 31, 2005, $5 million remained payable to PeopleSoft stockholders who had not submitted their shares.

The total purchase price was $11.1 billion, which consisted of $10,576 million in cash paid or payable to acquire the outstanding common stock of PeopleSoft, $492 million for the fair value of options assumed and $12 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $6,459 million of goodwill, $3,384 million of identifiable intangible assets, $1,204 million of net tangible assets and $33 million of in-process research and development. The preliminary allocation of the purchase price was based, in part, upon a valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain legal matters, income and non-income based taxes and residual goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle and PeopleSoft, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. The pro forma financial information includes the business combination accounting effect on historical PeopleSoft support revenues, adjustments to depreciation on acquired property, the charge for in-process research and development, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, acquisition and tender offer costs reflected in Oracle’s and PeopleSoft’s historical statements of operations for periods prior to our Agreement and Plan of Merger, adjustments to interest expense and related tax effects.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

The unaudited pro forma financial information combines the historical results for Oracle with the historical results for PeopleSoft for the three months ended August 31, 2004.

(in millions, except per share data)	Three Months Ended August 31, 2004
Total revenues	$2,690
Net income	$200
Basic net income per share	$0.04
Diluted net income per share	$0.04

Retek Inc.

We purchased 5.5 million shares of common stock of Retek Inc., a Delaware Corporation, on March 7 and 8, 2005, through ordinary brokerage transactions at prevailing market prices for a weighted-average price of $8.82 per share. In April and May 2005, we acquired the remaining outstanding common stock of Retek for $11.25 per share, or $584 million.

The total purchase price was $701 million, comprised of $633 million of cash paid to acquire the outstanding common stock of Retek, $32 million of cash paid for outstanding stock options and $36 million of acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $430 million of goodwill, $133 million of identifiable intangible assets, $131 million of net tangible assets and $7 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters as well as income and non-income based taxes. Pro forma financial information for Retek has not been presented, as the effects were not material to our consolidated financial statements.

5.	RESTRUCTURING ACTIVITIES

During fiscal 2005, management approved and initiated plans to restructure the pre-merger operations of Oracle, PeopleSoft and Retek to eliminate certain duplicative activities, focus on strategic product and customer bases and reduce our cost structure. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations.

Fiscal 2005 Oracle Restructuring Plan

We currently estimate total restructuring costs associated with exiting activities of pre-merger Oracle to approximate $177 million. We have incurred $158 million in restructuring expenses to date, including $11 million in the first quarter of fiscal 2006, and expect to incur the remaining $19 million within the next three months. The remaining Oracle employees that will be terminated under this restructuring plan are subject to final negotiations with local country employee worker councils. Changes to the estimates of executing the currently approved plans of restructuring the pre-merger Oracle organization will be reflected in our future results of operations. The following table reflects the activities of the fiscal 2005 Oracle restructuring plan for the three months ended August 31, 2005, total costs incurred to date and total expected program costs by operating segment:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

(in millions)	Accrued Restructuring at May 31, 2005	Three Months Ended August 31, 2005		Accrued Restructuring at August 31, 2005 (3)	Total Costs Incurred to Date	Total Expected Program Costs
		Total Costs Incurred	Cash Payments
Employee severance
New software licenses	$14	$2	$(8)	$8	$38	$44
Software license updates and product support	1	—	—	1	6	8
Consulting	6	1	(4)	3	20	23
On Demand (1)	—	—	—	—	2	4
Education	2	3	(1)	4	6	7
Other (2)	6	5	(1)	10	65	70

Total severance	$29	$11	$(14)	$26	$137	$156

Facilities
New software licenses	$2	$—	$—	$2	$2	$2
Software license updates and product support	1	—	—	1	1	1
Consulting	2	—	—	2	2	2
On Demand (1)	1	—	—	1	1	1
Other (2)	15	—	(1)	14	15	15

Total facilities	$21	$—	$(1)	$20	$21	$21

Total Oracle restructuring	$50	$11	$(15)	$46	$158	$177

(1)	Formerly referred to as advanced product services.
(2)	Other includes severance and facility charges associated with research and development, general and administrative and marketing functions.
(3)	Accrued restructuring of $46 million at August 31, 2005 includes $27 million recorded in accrued restructuring, current and $19 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

Fiscal 2005 PeopleSoft and Retek Restructuring Plan

We currently estimate total restructuring costs associated with exiting activities of PeopleSoft and Retek to approximate $403 million. The remaining PeopleSoft employees that will be terminated under this restructuring plan are subject to final negotiations with local country employee worker councils. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. The following table reflects the activities of the PeopleSoft and Retek restructuring plan for the three months ended August 31, 2005, total costs accrued to date and total expected program costs:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

(in millions)	Accrued Restructuring at May 31, 2005	Three Months Ended August 31, 2005			Accrued Restructuring at August 31, 2005 (2)	Total Costs Accrued to Date	Total Expected Program Costs
		Adjustments to Reserve (1)	Cash Payments	Translation Adjustments
Severance	$63	$(12)	$(22)	$(1)	$28	$199	$199
Facilities	143	(4)	(9)	(1)	129	156	156
Other	20	9	(8)	—	21	48	48

Total PeopleSoft and Retek restructuring	$226	$(7)	$(39)	$(2)	$178	$403	$403

(1)	Primarily relates to changes in estimates related to severance payments, facility plans and other restructuring obligations relating to the PeopleSoft acquisition.
(2)	Accrued restructuring of $178 million at August 31, 2005 includes $90 million recorded in accrued restructuring, current and $88 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

6.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses, personnel related costs for transitional employees as well as costs associated with our tender offer for PeopleSoft prior to the agreement date. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Three Months Ended August 31,
(in millions)	2005	2004
In-process research and development	$7	$—
Transitional employee related costs	7	—
Stock-based compensation	3	—
Professional fees	11	29

Total acquisition related charges	$28	$29

7.	BORROWINGS

Borrowings consisted of the following:

(in millions)	August 31, 2005	May 31, 2005
Commercial paper notes with various maturities through November 2005, net of unamortized discount of $4	$996	$1,993
OTC Loan Facility due May 2006	526	700

Short-term borrowings and current portion of long-term debt	1,522	2,693
6.91% senior notes due February 2007	151	153
Notes payable due May 2007	6	6

Notes payable and long-term debt	157	159

Total borrowings	$1,679	$2,852

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

Short-Term Borrowings

In April 2005, we issued and sold unsecured short-term promissory notes with an aggregate principal face value of $2.0 billion (the CP Notes), under our $3.0 billion commercial paper program (CP Program). The CP Notes were issued and sold pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The CP Notes, which were issued at a discount from their principal face value, have various maturities with different yields. The average weighted yield of the CP Notes outstanding at August 31, 2005 is 3.64%. The CP Notes are not redeemable prior to maturity and are not subject to voluntary prepayment.

In May 2005, Oracle Technology Company (OTC), a wholly-owned subsidiary, entered into an unsecured $700 million loan facility (OTC Loan Facility) with ABN AMRO Bank N.V. guaranteed by us. The effective interest rate on the OTC Loan Facility was 4.05% at August 31, 2005. All amounts under the OTC Loan Facility are due in May 2006.

$150 Million Senior Notes

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. Our interest rate swap reduced the effective interest rate on the senior notes to 5.76% as of August 31, 2005. The fair value of the interest rate swap was $1.4 million at August 31, 2005 and is included in other assets in the accompanying condensed consolidated balance sheets.

364-Day Revolving Credit Agreement

On March 18, 2005, we entered into a 364-day revolving credit agreement (Credit Agreement). The Credit Agreement is unsecured and provides a $3.0 billion credit facility (Credit Facility) to support any commercial paper we may issue and for working capital and other general corporate purposes. We may borrow, prepay and re-borrow amounts under the Credit Facility at any time under the Credit Agreement. As of August 31, 2005, we had not borrowed any funds against the Credit Agreement.

We were in compliance with all covenants at August 31, 2005, including the requirement in the Credit Facility that our total net debt to total capitalization ratio not exceed 40%.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2005	May 31, 2005
Software license updates and product support	$2,366	$1,985
Services	194	225
New software licenses	70	79

Deferred revenues, current	2,630	2,289
Deferred revenues, non-current	108	126

Total deferred revenues	$2,738	$2,415

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues.

In connection with purchase price allocations related to our acquisitions in fiscal 2005 and the first quarter of fiscal 2006, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. We recorded adjustments to reduce the carrying values of the deferred software license updates and product support revenues assumed by $445 million to $297 million, which represents our estimate of the fair value of the support obligations assumed. As a result, software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $139 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue during the three months ended August 31, 2005. As these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

9.	STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to August 31, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.6 billion. We repurchased 18.1 million shares for $249.7 million and 50.3 million shares for $543.4 million during the quarters ended August 31, 2005 and 2004, respectively. At August 31, 2005, approximately $1.7 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

10.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 29.2% and 31.0% for the three months ended August 31, 2005 and 2004, respectively.

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

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently negotiating bilateral Advance Pricing Agreements to cover the periods from June 1, 2001 through May 31, 2006.

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,
(in millions, except per share data)	2005	2004
Net income	$519	$509

Weighted-average common shares outstanding	5,148	5,154
Dilutive effect of employee stock plans	96	87

Diluted weighted-average common shares outstanding	5,244	5,241

Basic earnings per share	$0.10	$0.10
Diluted earnings per share	$0.10	$0.10
Shares subject to anti-dilutive options excluded from calculation (1)	109	150

(1)	These weighted-average shares relate to anti-dilutive stock options and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

12.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2005	2004
Net income	$519	$509
Net foreign currency translation (loss) gain	(12)	10
Unrealized gain (loss) on equity securities, net	3	(1)
Equity hedge gain (loss), net	8	(7)

Comprehensive income	$518	$511

13.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, for the three months ended August 31, 2005 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other	Total
Balance as of May 31, 2005	$1,220	$4,863	$445	$475	$7,003
Allocation of goodwill (1)	218	164	93	(475)	—
Goodwill acquired	156	67	19	—	242
Goodwill adjustments	(6)	(22)	(2)	—	(30)

Balance as of August 31, 2005	$1,588	$5,072	$555	$—	$7,215

(1)	Represents preliminary goodwill associated with fourth quarter fiscal 2005 acquisitions, primarily Retek, that was allocated to operating segments upon finalization of our intangible asset valuations in the first quarter of fiscal 2006.

The changes in intangible assets for the three months ended August 31, 2005 were as follows:

(in millions)	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
	May 31, 2005	Additions	Aug 31, 2005	May 31, 2005	Expense	Aug 31, 2005	May 31, 2005	Aug 31, 2005
Software support agreements and related relationships	$2,124	$10	$2,134	$(88)	$(54)	$(142)	$2,036	$1,992	10 years
Developed technology	800	65	865	(127)	(42)	(169)	673	696	5 years
Core technology	368	12	380	(30)	(18)	(48)	338	332	5 years
Customer relationships	257	2	259	(11)	(6)	(17)	246	242	10 years
Trademarks	84	1	85	(4)	(3)	(7)	80	78	7 years

Total	$3,633	$90	$3,723	$(260)	$(123)	$(383)	$3,373	$3,340

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

The total amortization expense related to intangible assets was $123 million and $9 million for the three months ended August 31, 2005 and 2004, respectively. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$375
2007	496
2008	486
2009	482
2010	384
Thereafter	1,117

Total	$3,340

14.	SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We are organized into two businesses, which are further organized into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

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

The consulting line of business assists customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

The following table presents a summary of our businesses and operating segments (1):

	Three Months Ended August 31,
(in millions)	2005	2004
New software licenses:
Revenues (2)	$628	$561
Sales and distribution expenses	501	384

Margin (3)	$127	$177
Software license updates and product support:
Revenues	$1,641	$1,176
Cost of services	151	125

Margin (3)	$1,490	$1,051
Total software business:
Revenues (2)	$2,269	$1,737
Expenses	652	509

Margin (3)	$1,617	$1,228
Consulting:
Revenues (2)	$480	$350
Cost of services	412	306

Margin (3)	$68	$44
On Demand:
Revenues (2)	$84	$74
Cost of services	72	61

Margin (3)	$12	$13
Education:
Revenues (2)	$74	$54
Cost of services	54	44

Margin (3)	$20	$10
Total services business:
Revenues (2)	$638	$478
Cost of services	538	411

Margin (3)	$100	$67

Totals:
Revenues (2)	$2,907	$2,215
Expenses	1,190	920

Margin (3)	$1,717	$1,295

(1)	For business and management evaluation purposes, the underlying structure of our operating segments change periodically. Segment data related to the prior periods have been reclassified, as required by Statement 131, to conform to the current management organizational structure.
(2)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $139 million that was not recognized on the accompanying condensed consolidated statements of operations. See the reconciliation of operating segment revenues to total revenues below.
(3)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

Reconciliation of operating segment revenues to total revenues

	Three Months Ended August 31,
(in millions)	2005	2004
Total revenues for reportable segments	$2,907	$2,215
Software license updates and product support revenues	(139)	—

Total revenues	$2,768	$2,215

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended August 31,
(in millions)	2005	2004
Total margin for reportable segments	$1,717	$1,295
Software license updates and product support revenues	(139)	—
Product development and information technology expenses	(466)	(371)
Marketing and partner program expenses	(95)	(82)
Corporate and general and administrative expenses	(130)	(88)
Amortization of intangible assets	(123)	(9)
Acquisition related	(28)	(29)
Restructuring	(11)	—
Stock-based compensation	(9)	—
Interest expense	(21)	(6)
Non-operating income, net	38	28

Income before provision for income taxes	$733	$738

15.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time subsequent to the acquisition of PeopleSoft. The payment is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

The maximum potential penalty under the CAP, by version, as of August 31, 2005 was as follows:

	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
CAP Version	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76	(2)
Version 2	September 12, 2003	September 30, 2003	170
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,352
Version 5	June 16, 2004	December 28, 2004	792
Version 6	October 12, 2004	December 28, 2004	1,105

			$3,535

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.
(2)	As of August 31, 2005, all but two contracts containing Version One of the CAP have expired by their terms. $76 million is the maximum potential payment under the two remaining Version 1 CAP contracts.

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

16.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. Trial has been set for September 11, 2006. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

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

Regarding the San Mateo Derivative Action, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. On June 6, 2005, the San Mateo Court signed a stipulated order, dismissing our former Chief Financial Officer from the case. On June 9, 2005, our Chief Executive Officer brought a motion for summary judgment, and on August 15, 2005, the parties filed a stipulation withdrawing this motion. The parties have reached a tentative settlement of this matter whereby we would pay $22.5 million in legal fees and up to an additional $1.5 million in other expenses. Settlement is subject to court approval. On September 26, 2005, the court conducted a hearing on the proposed settlement and has scheduled a status conference for November 15, 2005.

On March 5, 2004, the Northern District Court issued an order dismissing all defendants other than our Chief Executive Officer and then Chief Financial Officer from the Federal Derivative Action. The Federal Derivative Action has been stayed by stipulation of the parties. Any party may terminate the stay with 30 days written notice.

Litigation Related to the PeopleSoft Acquisition

In connection with our unsolicited offer for PeopleSoft, we were involved in several legal proceedings, all of which have been resolved. The antitrust litigation brought against us by the U.S. Department of Justice and numerous states concluded in September 2004 with a final judgment in our favor, and the governments concluded not to appeal this judgment. The other proceedings relating to the acquisition have all been dismissed.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We have denied infringement and asserted affirmative defenses and have counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing, and on September 21, 2004, it issued a Markman order. Discovery closed on July 1, 2005, and summary judgment motions were filed on August 25, 2005. The court has set a hearing date of October 17, 2005, for the summary judgment motions, but has not yet set a trial date.

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

17.	PENDING ACQUISITIONS

i-flex Solutions Limited

On August 2, 2005, we entered into a Share Purchase Agreement through a wholly-owned subsidiary with OrbiTech Limited, a subsidiary of Citigroup Inc. for the purchase of 32,236,000 shares of i-flex Solutions Limited, an Indian software company (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS). The shares to be purchased from OrbiTech constitute approximately 43% of the outstanding common stock of i-flex. Under the terms of the Share Purchase Agreement, we will pay 800 Indian rupees per share of i-flex for a total purchase price of approximately 25.8 billion Indian rupees, or approximately $592.8 million. We expect to close the purchase of i-flex shares from OrbiTech in our second quarter of fiscal 2006.

As a result of entering into the Share Purchase Agreement, we were obligated under Indian laws to make an open offer to purchase up to 15,586,914 additional shares, equal to 20% of the outstanding equity of i-flex. On August 2, 2005, we published an announcement notifying the public shareholders of i-flex of our intention to make the open offer to purchase such shares. Holders of i-flex equity shares who tender their shares will receive 882.62 Indian rupees per share in the open offer. Pursuant to Indian laws, the open offer will commence on October 5, 2005 and is expected to close on October 24, 2005. The open offer is not conditioned upon any minimum level of acceptance by the i-flex shareholders. The acquisition is subject to regulatory approvals and other customary conditions.

We expect that we will need approximately $900 million to purchase all shares from OrbiTech and from i-flex’s public shareholders in the open offer, if the open offer is fully subscribed.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

Siebel Systems, Inc.

On September 12, 2005, we entered into a Merger Agreement to acquire Siebel Systems, Inc. The proposed transaction is valued at approximately $5.85 billion (based on a fully-diluted equity value). The transaction is conditioned upon (i) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable foreign antitrust laws of certain other jurisdictions, including the European Commission, (ii) approval of the merger and adoption of the Merger Agreement by Siebel stockholders and (iii) other customary closing conditions.

Pursuant to the Merger Agreement, each share of Siebel common stock will be converted into the right to receive either (a) $10.66 in cash or (b) a number of shares of our common stock equal to $10.66 divided by the greater of (i) $10.72 or (ii) the average closing price of our common stock over the ten trading days immediately preceding (but not including) the closing date, provided that no more than 30% of the outstanding Siebel common stock may be converted into our common stock. If Siebel stockholders holding more than 30% of Siebel common stock elect to receive our stock, the equity consideration will be prorated. The stock election will not be available unless the holders of at least 6% of the outstanding Siebel common stock make the stock election. In addition, options to acquire Siebel common stock and Siebel restricted stock awards will be converted into options to acquire shares of our common stock based on formulas contained in the Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments, significant trends and acquisition activities. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2005 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2006, which runs from June 1, 2005 to May 31, 2006.

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

Software Business

Our software business consists of new software license revenues and software license updates and product support revenues. Our software business, which represents 79% of our total revenues on a trailing 4-quarter basis, is our highest margin business. We expect that our software business revenues will continue to increase, which should allow us to continually improve margins and profits.

New Software Licenses:  We license our database, middleware and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The software business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relatively small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing 4-quarter period provides more visibility into the underlying performance of our software revenues than quarterly revenues.

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

Software License Updates and Product Support:  Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, a substantial majority of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support is influenced by three factors: (1) the support contract base of companies acquired, primarily PeopleSoft, (2) the renewal rate of the subscription base eligible for renewal in the current fiscal year and (3) the amount of new product support contracts associated with the sale of new software licenses.

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

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenues related to support contracts in the amount of $139 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2006. As these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand (formerly referred to as advanced product services) and education revenues. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Consulting revenues have been negatively impacted in recent periods due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in average billing rates. In addition, consulting revenue growth rates have been affected by our decision to work more closely with partners who are performing an increasing number of the implementations of our software. Despite these trends, we expect consulting revenues to increase in fiscal 2006, primarily due to an increase in application implementations related to acquired products.

On Demand:  On Demand includes our Oracle On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We will continue to make investments in Oracle On Demand to support current and future revenue growth.

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow new software license revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal 2006, primarily due to an increase in customer training on the use of acquired application products.

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

Acquisitions

In January 2005, we completed the acquisition of PeopleSoft Inc., a provider of enterprise application software products for approximately $11.1 billion. In April 2005, we completed the acquisition of Retek, Inc., a provider of software and services to the retail industry for approximately $700 million. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations. We also completed other smaller acquisitions over the past several years. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisitions.

We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position in the enterprise applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

We have in the past and expect in the future to acquire or make investments in complementary companies, products, services and technologies. As discussed in Note 17 of Notes to Condensed Consolidated Financial Statements, we recently announced our intent to acquire a controlling interest in i-flex Solutions Limited as well as purchase all of the outstanding shares of Siebel Systems, Inc. The proposed acquisitions are subject to regulatory approvals and other customary conditions. The proposed Siebel acquisition is also subject to a vote of their stockholders. We believe we can fund additional acquisitions with our internally available cash and marketable securities, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities. We analyze the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets.

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

In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.

Software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $139 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue by Oracle during the three months ended August 31, 2005. As customers renew these support contracts over the next year, we will recognize revenue for the full contract value over the support period. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. Changes in estimates of executing the currently approved plans associated with pre-merger activities of Oracle are recorded in restructuring expenses.

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

PeopleSoft Customer Assurance Program

As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time subsequent to the acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of August 31, 2005 was $3.5 billion. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 14 of the Notes to Condensed Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2005, did not result in an impairment charge.

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, On Demand and education revenues.

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

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. On Demand revenues are recognized over the term of the service contract, which is generally one year.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

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

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early-adoption permitted.

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

Results of Operations

The fluctuations in operating results of Oracle in the first quarter of fiscal 2006 compared with the same period in fiscal 2005 are generally due to acquisitions made in the second half of fiscal 2005, principally PeopleSoft.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2005, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2005 and August 31, 2004, our financial statements would reflect revenues of $1.23 million during the first quarter of fiscal 2006 (using 1.23 as the exchange rate) and $1.20 million during the first quarter of fiscal 2005 (using 1.20 as the exchange rate). The constant currency presentation would translate the results for the three months ended August 31, 2005 and 2004 using the May 31, 2005 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Total Revenues by Geography:
Americas	$1,476	35%	33%	$1,091
EMEA (1)	883	13%	13%	778
Asia Pacific	409	18%	15%	346

Total revenues	2,768	25%	23%	2,215

Total Operating Expenses	2,056	37%	36%	1,500

Total Operating Margin	$712	0%	-2%	$715

Total Operating Margin %	26%			32%

% Revenues by Geography:
Americas	53%			49%
EMEA	32%			35%
Asia Pacific	15%			16%

Total Revenues by Business:
Software	$2,131			$1,739
Services	637			476

Total revenues	$2,768			$2,215

% Revenues by Business:
Software	77%			79%
Services	23%			21%

(1)	Comprised of Europe, the Middle East and Africa

Excluding the effect of currency rate fluctuations, the increase in total revenues in the first quarter of fiscal 2006 is primarily due to higher software business revenues and consulting revenues. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 70% to the increase in total revenues, EMEA contributed 20% and Asia Pacific contributed 10%.

Excluding the effect of currency rate fluctuations, total operating expenses increased 36%. Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Operating margins as a percentage of total revenues decreased from 32% to 26%. The decline in operating margins is primarily due to incremental costs incurred as a result of the acquisition of PeopleSoft and other companies such as amortization of intangible assets, acquisition related costs, restructuring costs and stock-based compensation resulting from the assumption of unvested stock options.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Supplemental Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements presented on a GAAP basis, we use non-GAAP additional measures of net income and diluted earnings per share adjusted to exclude certain business combination accounting entries and expenses that we believe are required to fully understand our past financial performance and prospects for the future. In addition, the non-GAAP financial results are among the primary indicators management uses as a basis for planning and forecasting future periods. The non-GAAP financial results are presented with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends, as well as our marketplace performance. For example, the non-GAAP financial results are an indication of our baseline performance before the effects of business combination adjustments and other charges that are considered by management to be outside of our core business segment operational results. The presentation of non-GAAP financial results is not meant to be considered in isolation or as a substitute for net income or diluted earnings per share prepared in accordance with GAAP.

The results of operations include the following purchase accounting entries and other expenses incurred in connection with acquisitions.

	Three Months Ended August 31,
(in millions, except per share amounts)	2005	2004
Reported GAAP Net Income	$519	$509
Support deferred revenue (1)	139	—
Amortization of intangible assets (2)	123	9
Acquisition related charges (3) (5)	28	29
Restructuring (4)	11	—
Stock-based compensation (5)	9	—
Income tax effect on above adjustments (6)	(91)	(12)

Effect on net income of purchase accounting adjustments and expenses incurred in connection with acquisitions	219	26

Non-GAAP Net Income	$738	$535

GAAP Earnings Per Share
Diluted	$0.10	$0.10

Non-GAAP Earnings Per Share
Diluted	$0.14	$0.10

(1)	In connection with our purchase price allocations, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005 and the first quarter of fiscal 2006. Software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $139 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue by Oracle during the three months ended August 31, 2005. As customers renew these support contracts over the next year, we will recognize revenue for the full contract value over the support period.
(2)	Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft.
(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses, personnel related costs for transitional employees as well as costs associated with our tender offer for PeopleSoft prior to the agreement date.
(4)	Restructuring costs relate to Oracle employee severance and Oracle duplicate facility closures.
(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2005	2004
Sales and marketing	$2	$—
Software license updates and product support	1	—
Cost of services	2	—
Research and development	4	—

Subtotal	9	—
Acquisition related charges	3	—

Total	$12	$—

Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax provision was calculated reflecting a tax rate of 29.2% and 31.0% in the first quarter of fiscal 2006 and 2005, respectively.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database and middleware products, as well as application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
New Software License Revenues:
Americas	$276	19%	17%	$232
EMEA	204	9%	8%	187
Asia Pacific	149	3%	1%	144

Total revenues	629	12%	10%	563

Expenses:
Sales and marketing (1)	613	28%	26%	480
Stock-based compensation	2	*	*	—
Amortization of intangible assets (2)	41	*	*	—

Total expenses	656	37%	35%	480

Total Margin	$(27)	-133%	-131%	$83

Total Margin %	-4%			15%

% Revenues by Geography:
Americas	44%			41%
EMEA	32%			33%
Asia Pacific	24%			26%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
New Software License Product Revenues:
Database and middleware	$492	1%	0%	$486
Applications	127	84%	82%	69

Total revenues by product	619	12%	10%	555
Other revenues	10	25%	24%	8

Total new software license revenues	$629	12%	10%	$563

% Revenues by Product:
Database and middleware	79%			88%
Applications	21%			12%

New software license revenues earned from transactions over $0.5 million increased from 27% of new software license revenues in the first quarter of fiscal 2005 to 28% in the first quarter of fiscal 2006. New software license revenues earned from large contracts increased by 15% from the prior year corresponding period. Excluding the effect of currency rate fluctuations, the Americas contributed 69%, EMEA contributed 27% and Asia Pacific contributed 4% to the increase in new software license revenues in the first quarter of fiscal 2006.

We believe that the trailing 4-quarter growth rates more accurately reflect the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive our future quarterly or annual growth rates. Therefore, we provide a discussion of both quarterly and trailing 4-quarter product revenue growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues were flat in the first quarter of fiscal 2006 as compared to the prior year corresponding period, but increased 7% on a trailing 4-quarter basis. Database revenues declined by 3% in the first quarter of fiscal 2006, while middleware revenues grew 31%. In the first quarter of fiscal 2005, we closed a few large license transactions resulting in a difficult product revenue growth rate comparison in the current quarter. On a trailing 4-quarter basis, database revenues grew 5%, while middleware revenues grew 22%. The growth in database revenues is partly due to strong demand for our Real Application Cluster product, which allows customers to manage their software using multiple computers, rather than mainframe computers, in a fault tolerant environment. We believe the growth in middleware revenues is due to a gain in market share in the application server market as a result of better sales execution and more competitive features and functionality.

Excluding the effect of currency rate fluctuations, application revenues increased 81% and 43% in the first quarter of fiscal 2006 and on a trailing 4-quarter basis, respectively. The growth in our applications sales is the result of increased demand for our applications products, incremental revenues from the licensing of products from acquired entities, better sales execution as a result of segmenting our sales force by product, and a strengthening of our competitive position in the applications market, particularly in the United States.

Sales and marketing expenses increased primarily due to higher personnel related costs associated with increased sales headcount and higher commission expenses resulting from higher revenue levels.

Stock-based compensation expense relates to the assumption of unvested stock options in connection with the PeopleSoft acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the PeopleSoft acquisition.

The total new software license margin as a percentage of revenues was negatively affected as a result of higher personnel related expenditures and amortization of intangible assets.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Software License Updates and Product Support Revenues:
Americas	$847	40%	38%	$607
EMEA	467	13%	13%	413
Asia Pacific	188	21%	17%	156

Total revenues	1,502	28%	26%	1,176

Expenses:
Software license updates and product support (1)	160	18%	16%	136
Stock-based compensation	1	*	*	—
Amortization of intangible assets (2)	77	*	*	—

Total expenses	238	75%	72%	136

Total Margin	$1,264	22%	20%	$1,040

Total Margin %	84%			88%

% Revenues by Geography:
Americas	56%			52%
EMEA	31%			35%
Asia Pacific	13%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period as a result of the expansion of our customer base resulting from the acquisition of PeopleSoft and other companies, the renewal of a substantial majority of the subscription base eligible for renewal in the current year and the addition of software license updates and product support revenues associated with new software license revenues recognized over the past trailing 4-quarters. Excluding the effect of currency rate fluctuations, the Americas contributed 73% to the growth in software license updates and product support revenues, EMEA contributed 18% and Asia Pacific contributed 9%.

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenues related to support contracts in the amount of $139 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2006. As these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to higher personnel costs associated with increased headcount to support our applications customers, partially offset by lower discretionary bonuses.

Stock-based compensation expense relates to the assumption of unvested stock options in connection with the PeopleSoft acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the PeopleSoft acquisition.

The software license updates and product support margin as a percentage of revenues decreased in the first quarter of fiscal 2006 primarily due to amortization of intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers specializing in the design, implementation, deployment and upgrade of our database, middleware and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Consulting Revenues:
Americas	$270	40%	39%	$193
EMEA	164	20%	20%	137
Asia Pacific	47	88%	81%	25

Total revenues	481	35%	34%	355

Expenses:
Cost of services (1)	430	34%	33%	321
Stock-based compensation	2	*	*	—
Amortization of intangible assets (2)	1	*	*	—

Total expenses	433	35%	34%	321

Total Margin	$48	41%	46%	$34

Total Margin %	10%			10%

% Revenues by Geography:
Americas	56%			54%
EMEA	34%			39%
Asia Pacific	10%			7%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Consulting revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period primarily due to an increase in application product implementations, including incremental revenues earned from services rendered on acquired products. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the growth in consulting revenues, EMEA contributed 22% and Asia Pacific contributed 18%.

Excluding the effect of currency rate fluctuations, consulting expenses increased 34% primarily as a result of higher personnel related expenditures due to increased headcount and higher discretionary bonuses.

Stock-based compensation expense relates to the assumption of unvested stock options in connection with the PeopleSoft acquisition.

Amortization of intangible assets relates primarily to intangible assets acquired in connection with the PeopleSoft acquisition.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing On Demand services consist primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
On Demand Revenues:
Americas	$48	20%	19%	$40
EMEA	25	19%	19%	21
Asia Pacific	11	10%	4%	10

Total revenues	84	18%	17%	71

Cost of Services	74	40%	39%	53

Total Margin	$10	-44%	-45%	$18

Total Margin %	12%			25%

% Revenues by Geography:
Americas	57%			56%
EMEA	30%			30%
Asia Pacific	13%			14%

Excluding the effect of currency rate fluctuations, On Demand revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period primarily due to the expansion of our subscription base in Oracle On Demand services. Excluding the effect of currency rate fluctuations, the Americas contributed 58% to the increase in On Demand revenues, EMEA contributed 36% and Asia Pacific contributed 6%.

Excluding the effect of currency rate fluctuations, total On Demand expenses increased 39% primarily due to higher employee related expenditures. The On Demand margin as a percent of revenues decreased as expenses grew at a higher rate than revenues primarily as a result of costs incurred to support future growth.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database, middleware and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Education Revenues:
Americas	$35	84%	81%	$19
EMEA	23	15%	15%	20
Asia Pacific	14	27%	24%	11

Total revenues	72	44%	42%	50

Cost of Services	56	24%	23%	45

Total Margin	$16	220%	216%	$5

Total Margin %	22%			10%

% Revenues by Geography:
Americas	49%			38%
EMEA	32%			40%
Asia Pacific	19%			22%

Education revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period primarily due to an increase in customer training on the use of our acquired applications products. Excluding the effect of currency rate fluctuations, the Americas contributed 76%, EMEA contributed 14% and Asia Pacific contributed 10% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses is primarily due to higher headcount levels and associated personnel related expenditures. The education margin as a percentage of revenues increased as revenues increased at a higher rate than expenses.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Research and Development:
Research and development (1)	$396	31%	30%	$303
Stock-based compensation	4	*	*	—
Amortization of intangible assets (2)	5	-44%	-48%	9

Total expenses	$405	30%	29%	$312

% of Total Revenues	15%			14%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Excluding the effect of currency rate fluctuations, research and development expenses increased in the first quarter of fiscal 2006 due to higher personnel and facility costs related to increased headcount levels, partially offset by lower discretionary bonuses. Total research and development headcount increased by 2,515 employees or 24% over the prior year. The database and middleware technology division increased headcount by 3%, while the applications division increased headcount by 43% as a result of hiring former PeopleSoft engineers.

Stock-based compensation expense relates to the assumption of unvested stock options in connection with the PeopleSoft acquisition.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
General and Administrative:
General and administrative	$156	26%	23%	$124

% of Total Revenues	6%			6%

General and administrative expenses increased primarily due to a $24 million charge for a legal settlement. Excluding this charge and the effect of currency rate fluctuations, the increase in general and administrative expenses is primarily due to higher legal costs as well as higher personnel related expenditures related to increased headcount levels.

Amortization of Intangible Assets:  Amortization of intangible assets increased in the first quarter of fiscal 2006 primarily from purchased intangible assets associated with our acquisition of PeopleSoft.

	Three Months Ended August 31,
(in millions)	2005	2004
Software support agreements and related relationships	$54	$—
Developed technology	42	9
Core technology	18	—
Customer relationships	6	—
Trademarks	3	—

Total amortization of intangible assets	$123	$9

Acquisition Related Charges:  Acquisition related charges in the first quarter of fiscal 2006 primarily consisted of in-process research and development expenses, integration-related professional services, stock-compensation expenses as well as personnel related costs for transitional employees. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options. In the first quarter of fiscal 2005, acquisition related charges included costs associated with our tender offer for PeopleSoft prior to the agreement date.

	Three Months Ended August 31,
(in millions)	2005	2004
In-process research and development	$7	$—
Transitional employee related costs	7	—
Stock-based compensation	3	—
Professional fees	11	29

Total acquisition related charges	$28	$29

Restructuring:  Restructuring expenses consist of Oracle employee severance costs in the recorded amount of $11 million in the first quarter of fiscal 2006. There were no restructuring charges in the first quarter of fiscal 2005.

Interest Expense:  Interest expense increased 250% from $6 million in the first quarter of fiscal 2005 to $21 million in the first quarter of fiscal 2006 primarily due to borrowings under our commercial paper program and unsecured loan facility.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains (losses) related to equity securities and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2005	Actual	Constant	2004
Interest income	$25	-32%	-33%	$37
Foreign currency gains (losses)	16	*	*	(3)
Net investment gains related to equity securities	2	*	*	—
Minority interest	(8)	-11%	-11%	(9)
Other	7	75%	75%	4

Total non-operating income, net	$42	45%	45%	$29

*	not meaningful

Non-operating income, net increased in the first quarter of fiscal 2006 due to higher foreign currency gains partially offset by lower interest income. The increase in foreign currency gains primarily relates to the Chinese currency revaluation in July 2005. The decrease in interest income is primarily due to lower cash and short-term investment balances as a result of using available cash for the pay down of commercial paper borrowings. In the first quarter of fiscal 2006, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.6% to 2.0%.

Provision for Income Taxes:  The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, if earnings are higher than anticipated in countries where we have higher statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

The provision for income taxes decreased 7% from $229 million in the first quarter of fiscal 2005 to $214 million in the first quarter of fiscal 2006 due to a lower effective tax rate. The decrease in the effective tax rate from 31.0% in the first quarter of fiscal 2005 to 29.2% in the first quarter of fiscal 2006 is attributable to a higher ratio of earnings from low tax rate jurisdictions.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2005	Change	May 31, 2005
Working capital	$642	67%	$385
Cash, cash equivalents and marketable securities	$4,632	-3%	$4,771

Working capital:  The increase in working capital in the first quarter of fiscal 2006 is primarily due to greater cash flows from operations from higher sales volumes in the preceding quarter, partially offset by cash used to pay for acquisitions and to reduce debt obligations.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $3.0 billion held by our foreign subsidiaries.

	Three Months Ended August 31,
(Dollars in millions)	2005	Change	2004
Cash provided by operating activities	$1,458	3%	$1,414
Cash used for investing activities	$(255)	-85%	$(1,659)
Cash used for financing activities	$(1,297)	139%	$(542)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs. Additionally in the first quarter of fiscal 2006, our cash flows from operations were used to reduce outstanding indebtedness and for acquisitions.

Cash flows from operating activities increased in the first quarter of fiscal 2006 primarily due to higher net income, excluding non-cash charges, and increases in non-acquisition related deferred revenues, partially offset by increased income tax payments.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 52 at August 31, 2005 and 56 days at May 31, 2005. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired, primarily from PeopleSoft, to its estimated fair value. The decline in days sales outstanding is due to more timely collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities decreased primarily due to net investment proceeds received in the first quarter of fiscal 2006 compared with net investment purchases made in the first quarter of fiscal 2005, partially offset by cash used to pay for acquisitions.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to payments made for stock repurchases, as well as borrowings and payments under debt obligations.

Net cash used for financing activities in the first quarter of fiscal 2006 primarily relates to repayment amounts under our commercial paper program, while the net cash used in the first quarter of fiscal 2005 related to higher stock repurchases.

Free cash flow:  We believe reporting free cash flow provides more visibility to our ability to generate cash. We believe that this measure is also useful to investors as one of the bases for comparing our operating performance with our competitors. We evaluate free cash flow over a trailing 4-quarter period versus on a quarterly basis as we manage our business on an annual basis. Free cash flow is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2005	Change	2004
Cash provided by operating activities	$3,596	7%	$3,350
Capital expenditures (1)	$(206)	40%	$(147)

Free cash flow	$3,390	6%	$3,203

Net income	$2,896		$2,751
Free cash flow as a percent of net income	117%		116%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the three months ended August 31, 2005 and 2004, $52.3 million and $43.8 million or approximately 8% of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of August 31, 2005:

	Year Ending May 31,
(in millions)	Total	2006	2007	2008	2009	2010	2011	Thereafter
Balance Sheet Contractual Obligations:
Short-term borrowings (1)	$1,522	$1,522	$—	$—	$—	$—	$—	$—
Principal payments on senior notes	150	—	150	—	—	—	—	—
Payable to PeopleSoft stockholders (2)	5	5	—	—	—	—	—	—
Notes payable	6	—	6	—	—	—	—	—

Total balance sheet contractual obligations	1,683	1,527	156	—	—	—	—	—
Other Contractual Obligations:
Interest payments on short-term borrowings (1)	20	20	—	—	—	—	—	—
Interest payments on senior notes (3)	13	6	7	—	—	—	—	—
Operating leases	741	134	150	110	92	72	49	134
Purchase obligations (4)	37	19	15	3	—	—	—	—
Funding commitments (5)	8	8	—	—	—	—	—	—

Total other contractual obligations	819	187	172	113	92	72	49	134

Total contractual obligations	$2,502	$1,714	$328	$113	$92	$72	$49	$134

(1)	Short-term borrowings include approximately $996 million in promissory notes under our commercial paper program with various maturities through November 2005, net of unamortized discount of $4 million (weighted average effective interest rate of 3.64% at August 31, 2005) and $526 million outstanding under our unsecured $700 million loan facility due May 2006 (effective interest rate of 4.05% at August 31, 2005).
(2)	On January 7, 2005, we completed the merger of PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered into a right to receive $26.50 per share in cash, without interest. As of August 31, 2005, $5 million remained payable to PeopleSoft stockholders who had not submitted their shares.
(3)	Represents estimated interest payments on our senior notes using an effective interest rate of 5.76% at August 31, 2005. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.
(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(5)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

Pending Acquisitions

i-flex Solutions Limited

On August 2, 2005, we, through our acquisition subsidiary, entered into a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc. for the purchase of 32,236,000 shares of i-flex Solutions Limited, an Indian software company (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS). The shares to be purchased from OrbiTech constitute approximately 43% of the outstanding common stock of i-flex. Under the terms of the Share Purchase Agreement, we will pay 800 Indian rupees per share of i-flex for a total purchase price of approximately 25.8 billion Indian rupees, or approximately $592.8 million. We expect to close the purchase of i-flex shares from OrbiTech in our second quarter of fiscal 2006.

As a result of entering into the Share Purchase Agreement, we were obligated under Indian law to make an open offer to purchase up to 15,586,914 additional shares, equal to 20% of the outstanding equity of i-flex. On August 2, 2005, we published an announcement notifying the public shareholders of i-flex of the open offer to purchase such shares. Holders of i-flex equity shares who tender their shares will receive 882.62 Indian rupees per share in the open offer. Pursuant to Indian laws, the open offer will commence on October 5, 2005 and is expected to close on October 24, 2005. The open offer is not conditioned upon any minimum level of acceptance by the i-flex shareholders. The acquisition is subject to regulatory approvals and other customary conditions.

We expect that we will need approximately $900 million to purchase all shares from OrbiTech and from i-flex’s public shareholders in the open offer, if the open offer is fully subscribed, and to pay estimated fees and expenses.

Siebel Systems, Inc.

On September 12, 2005, we entered into a Merger Agreement to acquire Siebel Systems, Inc. The proposed transaction is valued at approximately $5.85 billion (based on a fully-diluted equity value), or $3.61 billion net of Siebel’s cash on hand of $2.24 billion as of June 30, 2005. The transaction is conditioned upon (i) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable foreign antitrust laws of certain other jurisdictions, including the European Commission, (ii) approval of the merger and adoption of the Merger Agreement by Siebel stockholders and (iii) other customary closing conditions.

Pursuant to the Merger Agreement, each share of Siebel common stock will be converted into the right to receive either (a) $10.66 in cash or (b) a number of shares of our common stock equal to $10.66 divided by the greater of (i) $10.72 or (ii) the average closing price of our common stock over the ten trading days immediately preceding (but not including) the closing date, provided that no more than 30% of the outstanding Siebel common stock may be converted into our common stock. If Siebel stockholders holding more than 30% of Siebel common stock elect to receive our stock, the equity consideration will be prorated. The stock election will not be available unless the holders of at least 6% of the outstanding Siebel common stock make the stock election. In addition, options to acquire Siebel common stock and Siebel restricted stock awards will be converted into options to acquire shares of our common stock based on formulas contained in the Merger Agreement.

Net of Siebel’s cash on hand of $2.24 billion as of June 30, 2005, we expect that we will need approximately $2.6 billion to $4.3 billion to purchase all shares of Siebel stock that we estimate will be outstanding at the close of the acquisition (depending on how much stock is issued). We intend to repurchase an amount of shares equal to the number of shares issued in the transaction.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditure, contractual obligations and investment needs. In addition, we believe we could fund other acquisitions, including our pending acquisitions, with our internally available cash and investments, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 2.0% and has averaged 1.1% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2005, 22% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program, however, we may reduce the level of our stock repurchases in the future as we may use our available cash to repay indebtedness. At August 31, 2005, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.7%.

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

Options granted from June 1, 2002 through August 31, 2005 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2002	454
Options granted (1)	312
Options exercised	(180)
Forfeitures	(87)

Options outstanding at August 31, 2005	499

Average annualized options granted, net of forfeitures	69
Average annualized stock repurchases	160

Shares outstanding at August 31, 2005	5,149
Weighted-average shares outstanding from June 1, 2002 through August 31, 2005	5,212

Options outstanding as a percent of shares outstanding at August 31, 2005	9.7%

In the money options outstanding (based on our August 31, 2005 stock price) as a percent of shares outstanding at August 31, 2005	7.6%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2002 through August 31, 2005	1.3%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2002 through August 31, 2005	-1.7%

(1)	Includes 99 options assumed in connection with acquisitions.

Generally, we grant stock options to our existing employees on an annual basis. During the first quarter of fiscal 2006, we made our annual grant of options and other grants to purchase approximately 59.9 million shares, which were partially offset by forfeitures of options to purchase 6.4 million shares.

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

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early-adoption permitted.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 2 of Notes to Condensed Consolidated Financial Statements for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

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

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Amortization Period for Leasehold Improvements:  On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our Critical Accounting Policies and Estimates, highlights some of these risks.

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

Recovery in the global economic environment has been modest and uneven. A general weakening of the global economy, or a curtailment in government spending, could delay and decrease customer purchases. In addition, the war on terrorism and the potential for other hostilities in various parts of the world, as well as natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These impacts generally fall most strongly on our sales of software licenses, and to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. In addition, for companies we acquire, we will have limited experience for several quarters regarding how their pipelines will convert into sales or revenues. Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large software license transactions could cause our quarterly results to fall significantly short of our predictions.

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

Following the PeopleSoft acquisition, we announced Project Fusion, a next generation platform planned to combine the best features, flows and usability traits of the Oracle and PeopleSoft applications. We have also acquired several other application product lines, which will need to be optimized for the Project Fusion platform. If we do not develop and release Project Fusion products within the anticipated time frames, if there is a delay in market acceptance of the combined product line, or if we do not timely optimize the complementary product lines for Project Fusion, our applications business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  An active acquisition program is an important element of our corporate strategy, and we expect to continue to acquire companies, products, services and technologies. For example, we recently announced that we have agreed to purchase all of the outstanding shares of Siebel Systems, Inc. for $10.66 per share in cash or stock (up to 30%), or an estimated aggregate of $5.85 billion. The Siebel acquisition is subject to a vote of their stockholders, regulatory approvals and other customary conditions. Risks we may encounter in acquisitions include:

•	the acquisition may not further our business strategy, or we may pay more than it is worth;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our larger customer base or if acquired contract models do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause customer confusion and delays;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	our due diligence process may fail to identify technical problems, such as issues with the company’s product quality or product architecture;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration issues; and

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws.

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

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired our controlling interest in PeopleSoft. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of August 31, 2005 was $3.5 billion. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft line of products, PeopleSoft customers may assert claims for CAP payments.

We may need to change our pricing models to compete successfully.  The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending.

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

Our periodic sales force restructurings can be disruptive.  We continue to rely heavily on our direct sales force. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to focus our sales force separately on our database management software or applications software products, to modify and simplify our coverage models and to change some of our sales and consulting management. In the past, sales force restructurings have generally resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with future restructurings and our revenues could be negatively affected.

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

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

We expect to continue to incur additional costs associated with combining the operations of our previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, relocation and disposition of excess equipment, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support and shared administrative service centers, and we plan to expand these international operations, including in China and

India. We are subject to a variety of risks, including those related to general economic conditions in each country or region, regulatory changes, political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have facilities. We face difficulty in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, overlapping tax regimes, fluctuations in currency exchange rates, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

We have recently announced that we intend to take a majority position in i-flex Solutions Limited, a publicly traded Indian software company focused on the banking industry. As a majority shareholder of an international entity we would be faced with several additional risks, including being subject to local securities regulations, being unable to exert full control or obtain financial and other information on a timely basis and having certain responsibilities to the minority shareholders.

We may experience foreign currency gains and losses.  We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the United States dollar positively affected revenues and operating results in fiscal 2005 and the first three months of fiscal 2006, and if the dollar strengthens relative to other currencies in the future, our revenues and operating results will be adversely affected.

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

Oracle On Demand may not be successful.  We offer outsourcing services for our products through three core offerings: Oracle E-Business Suite On Demand, Oracle Collaboration Suite On Demand and Oracle Technology On Demand, delivered either at Oracle or at a customer designated location. Our Oracle On Demand business model continues to evolve and we may not be able to compete effectively or generate significant revenues. This business is subject to a variety of risks including:

•	demand for these services may not meet our expectations;

•	we may not be able to operate this business at an acceptable profit level;

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and thus would face increased exposure to significant damage claims in the event of system failures or inadequate disaster recovery or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance, as well as workforce reduction claims as a result of customers transferring their information technology functions to us;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of offshore resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the cost and risk associated with providing the services; and

•	our Oracle On Demand offerings may require large fixed costs such as for data centers, computers, network infrastructure and security.

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

Part of our total compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees. In addition, because we will be treating all stock-based compensation as an expense no later than the beginning of fiscal 2007, we may change both our cash and stock-based compensation practices. Some of the changes we are considering or have already implemented include the reduction in the number of employees granted options, a reduction in the number of options granted, the reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first three months of fiscal 2006, our research and development expenses were $400 million, or 15% of our total revenues. Our plans for the remainder of fiscal 2006 include significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

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

Third parties may claim we infringe their intellectual property rights.  We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected. A patent infringement case, which has reached the motion stage, is discussed under Legal Proceedings in our Notes to Condensed Consolidated Financial Statements.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral Advance Pricing Agreements to cover periods from June 1, 2001 through May 31, 2006.

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

Interest Income Rate Risk.  Based on our intentions regarding our investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. As a majority of our investments are held-to-maturity, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended August 31, 2005, total interest income was $24.7 million with investments yielding an average 2.02% on a worldwide basis. This interest rate level was up approximately 42 basis points from 1.60% for the three months ended August 31, 2004. If overall interest rates fell by a similar amount (42 basis points) in the second quarter of fiscal 2006, our interest income would decline approximately $4.8 million, assuming consistent investment levels.

The table below presents the cash, cash equivalent and marketable securities balances, related weighted average interest rates and maturities for our investment portfolio at August 31, 2005. The cash, cash equivalent and marketable securities balances approximate fair value at August 31, 2005:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$3,790	2.38%
Marketable securities	842	1.06%

Total cash, cash equivalents and marketable securities	$4,632	2.14%

The table above includes the United States dollar equivalent of cash, cash equivalents and marketable securities, a portion of which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at August 31, 2005
Japanese Yen	$743
Euro	646
UK Pound	224
Chinese Renminbi	198
Canadian Dollar	170
Australian Dollar	107
South African Rand	87
Other currencies	862

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,037

Interest Expense Rate Risk.  On April 7, 2005, we introduced a commercial paper program with an authorized maximum outstanding amount of $3 billion. As of August 31, 2005, $1.0 billion of commercial paper remained outstanding (effective weighted-average interest rate of 3.64%). A 50 basis point change in interest rates would increase or decrease interest expense by $5.0 million annually.

On May 20, 2005, a wholly-owned subsidiary of Oracle borrowed $700 million under an unsecured 364-day term loan agreement (OTC Loan Facility). Borrowings under the OTC Loan Facility bear interest at a rate per annum equal to a rate based on the London interbank offered rate from time to time plus a margin, which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt. As of August 31, 2005, $526 million remained outstanding (effective interest rate of 4.05%). A 50 basis point change in interest rates would increase or decrease interest expense by $2.6 million annually.

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 5.76% as of August 31, 2005. The fair value of the interest rate swap was $1.4 million at August 31, 2005 and is included in other assets in the accompanying condensed consolidated balance sheets.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains/(losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $11.2 million and $(5.6) million in the three months ended August 31, 2005 and 2004, respectively. The fair values of foreign currency forward contracts were not significant individually or in the aggregate.

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

At August 31, 2005, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.1 million and $0.5 million as of August 31, 2005 and 2004. The Yen investment hedge has a notional amount of $596.9 million and an exchange rate of 110.58 Yen for United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $13.5 million and $11.4 million in the three months ended August 31, 2005 and 2004, respectively. Net gains on investment hedges reported in non-operating income, net were $5.1 million and $2.2 million in the three months ended August 31, 2005 and 2004, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Inherent Limitations on Effectiveness of Controls.  The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004. From the inception of the stock repurchase program to August 31, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.6 billion. At August 31, 2005, approximately $1.7 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending August 31, 2005, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2005 – June 30, 2005	—	$—	—	$1,908.5
July 1, 2005 – July 31, 2005	18.1	13.81	18.1	1,658.8
August 1, 2005 – August 31, 2005	—	—	—	1,658.8

Total	18.1	$13.81	18.1

Item 6.	Exhibits

Exhibit Number		Exhibit Title

2.01	(1)	Agreement and Plan of Merger dated September 12, 2005 among Oracle Corporation, Siebel Systems, Inc., Ozark Holding Inc., Ozark Merger Sub Inc. and Sierra Merger Sub Inc.

10.01		Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005

10.25	(2)	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.

10.26	(3)	Amendment dated September 8, 2005, to the Offer Letter dated June 20, 2005, to Gregory B. Maffei

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Gregory B. Maffei

32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on September 15, 2005

(2)	Incorporated by reference to the Form 8-K filed on August 30, 2005

(3)	Incorporated by reference to the Form 8-K filed on September 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: September 28, 2005	By:	/S/ GREGORY B. MAFFEI

Gregory B. Maffei
President and Chief Financial Officer

Dated: September 28, 2005	By:	/S/ JENNIFER L. MINTON

Jennifer L. Minton
Senior Vice President, Finance and Operations and Chief Accounting Officer