Form 10-K/A
period 2005-05-31
ORACLE CORP /DE/
filed 2005-12-27
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement issued in conjunction with registrant’s annual stockholders’ meeting held on October 10, 2005.

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the period ended May 31, 2005 to modify Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in response to comments we received from the Staff of the Securities and Exchange Commission in connection with our proposed acquisition of Siebel Systems, Inc.

The changes to our MD&A: (1) quantify the effect our January 2005 acquisition of PeopleSoft, Inc. had on our revenues, (2) remove non-GAAP Net Income and non-GAAP Earnings Per Share Diluted data, which eliminated purchase accounting adjustments and other significant expenses incurred in connection with acquisitions, (3) remove a calculation of our effective tax rate excluding significant items and (4) include a gross profit line item in the data table under the caption “Quarterly Results of Operations.” We direct readers to the cautionary note regarding our quantification of the PeopleSoft acquisition’s effect on our revenues and our presentation of supplemental disclosure related to acquisition accounting contained in the introductory paragraph under the caption “Results of Operations.”

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

In our discussion of changes in our results of operations from fiscal 2005 to fiscal 2004, we quantify the amount of revenues associated with PeopleSoft products and services and present supplemental disclosure related to acquisition accounting. Although revenues were quantifiable, we are unable to allocate the costs associated with the PeopleSoft products and services because the substantial majority of former PeopleSoft sales and services personnel were fully integrated into our existing operations. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantification cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer the Oracle, PeopleSoft and J.D. Edwards legacy product families on a neutral basis. The commissions earned by our integrated sales force did not vary based on the application product family sold. In the fourth quarter of fiscal 2005, our sales forces were integrated in the United States and certain other countries. We believe that if our sales forces had not been integrated, the relative mix of Oracle and PeopleSoft products sold would have been different.

•	The acquisition did not result in our entering a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

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

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, the increase in total revenues reflects $685 million associated with PeopleSoft products and services as well as an increase in sales of our products and services resulting from improved sales execution as a result of product specialization, a strengthening in our competitive position and a stronger economy, particularly in the United States. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the increase in total revenues, EMEA contributed 27% and Asia Pacific contributed 12%.

Excluding the effect of currency rate fluctuations, total operating expenses increased 20%. Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Operating margins as a percentage of total revenues decreased from 38% to 34%. The decline in operating margins is primarily due to costs incurred as a result of the acquisition of PeopleSoft such as amortization of intangible assets, acquisition related costs, restructuring costs and stock-based compensation resulting from the assumption of unvested PeopleSoft stock options.

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

Supplemental Disclosure Related to Acquisition Accounting

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “—Results of Operations” for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

The results of operations include the following purchase accounting adjustments and significant expenses incurred in connection with acquisitions:

	Year Ended May 31,
(in millions)	2005	2004	2003
Support deferred revenue(1)	$320	$—	$—
Amortization of intangible assets(2)	219	36	43
Acquisition related charges(3)(5)	208	54	—
Restructuring(4)	147	—	—
Stock-based compensation(5)	25	—	—
Income tax effect(6)	(264)	(29)	(14)

	$655	$61	$29

(1)	In connection with our purchase price allocation, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005. Due to our application of business combination accounting rules, software license updates and product support revenue related to support contracts assumed in business acquisitions in the amount of $320 million, that would have been otherwise recorded by the acquired entities, was not recognized as revenue by Oracle in fiscal 2005. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

(in millions)	Year Ended May 31,
2006	$290
2007	35
2008	9

Total	$334

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006	$478
2007	473
2008	464
2009	464
2010	380
Thereafter	1,114

Total	$3,373

(3)	Acquisition related charges primarily consist of in-process research and development expenses, costs associated with our tender offer for PeopleSoft prior to the agreement date, stock-based compensation expenses, as well as personnel-related costs for transitional employees who have been or will be terminated after the completion of the legal entity mergers or integration activities.

(4)	Restructuring costs include Oracle employee severance and Oracle duplicate facility closures. We expect to incur $19 million of additional restructuring charges within the next six months. Total expected costs under this plan are $166 million ($145 million of severance and $21 million of facilities charges).

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations:

(in millions)	Year Ended May 31, 2005
Sales and marketing	$6
Software license updates and product support	2
Cost of services	7
Research and development	10

Subtotal	25
Stock-based compensation included in acquisition related charges	47

Total	$72

As of May 31, 2005, the portion of the intrinsic value of unvested PeopleSoft options related to future service, which is approximately $45 million, is recorded as deferred stock-based compensation on our consolidated balance sheet and will be amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.5 years.

Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses incurred in connection with acquisitions was calculated based on our effective tax rate of 28.8%, 32.0% and 32.6% in fiscal 2005, 2004 and 2003, respectively.

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

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, new software license revenues increased due to improved sales execution, a strengthening in our competitive position, a stronger economy, particularly in the United States, and revenues from the licensing of PeopleSoft products of $126 million.

The increase in database and middleware new software license revenues was driven by a 23% increase in application server revenues, and a 12% increase in database technology revenues. The increase in applications new software license revenues was primarily due to revenues from the licensing of PeopleSoft products, improved sales execution as a result of product specialization and increased demand for our products, particularly in North America. Excluding the effect of currency rate fluctuations, the Americas contributed 71%, EMEA contributed 12% and Asia Pacific contributed 17% to the increase in new software license revenues.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Software License Updates and Product Support Revenues:
Americas	$2,759	15%	14%	$2,407	11%	10%	$2,170
EMEA	1,866	21%	13%	1,542	21%	8%	1,272
Asia Pacific	705	22%	17%	580	19%	10%	487

Total revenues	5,330	18%	14%	4,529	15%	9%	3,929

Expenses:
Software license updates and product support(1)	616	13%	9%	547	15%	9%	474
Stock-based compensation	2	*	*	—	*	*	—
Amortization of intangible assets	127	*	*	—	*	*	—

Total expenses	745	36%	32%	547	15%	9%	474

Total Margin	$4,585	15%	11%	$3,982	15%	9%	$3,455

Total Margin %	86%			88%			88%

% Revenues by Geography:
Americas	52%			53%			55%
EMEA	35%			34%			32%
Asia Pacific	13%			13%			13%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the renewal of a substantial majority of the subscription base eligible for renewal in the current year, the addition of software license updates and product support revenues associated with new software license revenues recognized in fiscal 2005, more timely contract renewals, as well as $258 million in revenues from the expansion of our customer base resulting from the acquisition of PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 53% to the growth in software license updates and product support revenues, EMEA contributed 32% and Asia Pacific contributed 15%.

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

Fiscal 2005 Compared to Fiscal 2004:  Consulting revenues increased $258 million due to revenues earned by performing services under PeopleSoft consulting contracts, partially offset by a decline in consulting revenues earned from services rendered under Oracle consulting contracts. The decline in revenue from Oracle consulting contracts is due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our decision to work more closely with partners, who are performing a higher percentage of the implementations of our software. Excluding PeopleSoft related consulting revenues, the decline in consulting revenues in the Americas is primarily due to a decrease in the United States. We experienced higher attrition rates in the United States, which led to lower consulting headcount levels, resulting in a decline in billable hours and revenues. The decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Education Revenues:
Americas	$113	30%	29%	$87	-12%	-13%	$99
EMEA	108	9%	2%	99	3%	-8%	96
Asia Pacific	48	-9%	-13%	53	-16%	-20%	63

Total revenues	269	13%	10%	239	-7%	-13%	258

Expenses:
Cost of services(1)	224	8%	4%	207	-3%	-9%	214
Stock-based compensation	1	*	*	—	*	*	—

Total expenses	225	9%	11%	207	-3%	-13%	214

Total Margin	$44	38%	42%	$32	-27%	-32%	$44

Total Margin %	16%			13%			17%

% Revenues by Geography:
Americas	42%			36%			38%
EMEA	40%			42%			37%
Asia Pacific	18%			22%			25%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2005 Compared to Fiscal 2004:  Education revenues increased due to revenues related to PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 127%, EMEA contributed 7%, while Asia Pacific contributed a negative 34% to the overall increase in education revenues.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	Actual	Constant	2003
Research and Development:
Research and development(1)	$1,481	18%	17%	$1,254	8%	4%	$1,159
Stock-based compensation	10	*	*	—	*	*	—
Amortization of intangible assets	32	39%	39%	23	7%	7%	21

Total expenses	$1,523	19%	18%	$1,277	8%	6%	$1,180

Percent of Total Revenues	13%			13%			12%

(1)	Excluding stock-based compensation
*	not meaningful

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

The effective tax rate was 28.8%, 32.0% and 32.6% in fiscal 2005, 2004 and 2003, respectively. The decrease in our effective tax rate in fiscal 2005 is primarily attributable to higher earnings in low tax rate jurisdictions. In addition, the effective tax rate was reduced by 0.6% due to the following items identified in the third and fourth quarters of fiscal 2005:

% of Effective Tax Rate
Acquisition and restructuring costs	(0.6)%
Dividend pursuant to the American Jobs Creation Act of 2004	(3.0)
Settlement of audits and expiration of statutes	3.2
True-up of estimated tax accruals upon filing of prior year tax returns	1.0

Total	0.6%

Acquisition and restructuring costs relate to non-deductible expenses resulting from in-process research and development charges and additional taxes associated with tender offer costs incurred from June 9, 2003 to December 12, 2004 for PeopleSoft that, upon acquisition in the third quarter of fiscal 2005, had to be capitalized into the basis of the stock for tax purposes. The dividend pursuant to the American Jobs Creation Act of 2004 represents federal and state tax accrued on the $3.1 billion dividend paid in May 2005 pursuant to this Act. The settlement of audits and expiration of statutes of limitation on assessments relates to the favorable settlement of several domestic and foreign audits and the expiration of statutes of limitation on assessments. The true-up of estimated tax accruals upon filing of prior year tax returns reflects a net favorable revision to estimated tax accruals upon filing fiscal 2004 tax returns.

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

	Fiscal 2005 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$2,215	$2,756	$2,950	$3,878
Gross profit	$1,180	$1,611	$1,495	$2,164
Operating income	$715	$1,131	$770	$1,407
Net income	$509	$815	$540	$1,022
Earnings per share—basic	$0.10	$0.16	$0.11	$0.20
Earnings per share—diluted	$0.10	$0.16	$0.10	$0.20

	Fiscal 2004 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$2,072	$2,498	$2,509	$3,076
Gross profit	$1,045	$1,375	$1,400	$1,881
Operating income	$616	$915	$927	$1,406
Net income	$440	$617	$635	$990
Earnings per share—basic	$0.08	$0.12	$0.12	$0.19
Earnings per share—diluted	$0.08	$0.12	$0.12	$0.19

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

Options granted from June 1, 2002 through May 31, 2005 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2002	454
Options granted(1)	249
Options exercised	(157)
Forfeitures	(77)

Options outstanding at May 31, 2005	469

Average annualized options granted, net of forfeitures	46
Average annualized stock repurchases	168

Shares outstanding at May 31, 2005	5,145
Weighted average shares outstanding from June 1, 2002 through May 31, 2005	5,218

Options outstanding as a percent of shares outstanding at May 31, 2005	9.1%

In the money options outstanding (based on our May 31, 2005 stock price) as a percent of shares outstanding at May 31, 2005	6.9%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2002 through May 31, 2005	0.9%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2002 through May 31, 2005	-2.3%

(1)	Includes 97 options assumed in connection with the PeopleSoft acquisition.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following financial statements were filed as a part of this report when it was initially filed on July 1, 2005:

(a)2.	Financial Statement Schedules

The following financial statement schedule was filed as a part of this report when it was initially filed on July 1, 2005:

II Valuation and Qualifying Accounts	102

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number		Exhibit Title
2.01	(1)	Agreement and Plan of Merger dated December 12, 2004 among Oracle Corporation, Pepper Acquisition Corp. and PeopleSoft, Inc.

3.01	(2)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000

3.02	(3)	Oracle Bylaws, as adopted on October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990

3.04	(3)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000

3.05	(4)	Certificate of Designations, Series B Preferred Stock dated as of April 25, 2005

4.01	(5)	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997

4.02	(6)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000

4.03	(7)	Amended and Restated Preferred Shares Rights Agreement, dated as of March 31, 1998

4.04	(8)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999

4.05	(9)	Specimen Certificate of Registrant’s Common Stock

Exhibit Number		Exhibit Title
10.01	(6)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002

10.02	(10)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended through August 26, 2003

10.04	(11)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999

10.05	(12)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000

10.06	(13)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000

10.07	(14)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004

10.08	(15)*	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan

10.09	(15)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan

10.10	(15)*	Form of Indemnification Agreement for Directors and Executive Officers

10.11	(15)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003

10.12	(15)*	Offer letter dated July 9, 2004 to Harry L. You and employment agreement dated September 16, 2004

10.13	(15)*	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004

10.14	(14)*	Description of the Fiscal Year 2005 Executive Bonus Plan

10.15	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Non-Sales

10.16	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting

10.17	(16)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003

10.18	(17)	364-Day Term Loan Agreement dated December 28, 2004

10.19	(18)	$3,000,000,000 364-Day Revolving Credit Agreement dated March 18, 2005

10.20	(19)	Form of Dealer Agreement for $3,000,000,000 Commercial Paper Program

10.21	(19)	Issuing and Paying Agency Agreement dated March 23, 2005

10.22	(20)	$700,000,000 Facility Agreement dated May 20, 2005, between Oracle Technology Company and ABN AMRO Bank N.V.

10.23	(21)	Guaranty dated May 20, 2005, by Oracle Corporation for the benefit of ABN AMRO Bank N.V.

10.24	(22)*	Offer letter dated June 20, 2005 to Gregory B. Maffei and employment agreement dated June 21, 2005

16.01	(23)	Letter from Ernst & Young LLP dated May 12, 2005

21.01	(24)	Subsidiaries of the Registrant

23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Title
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Form 8-K filed on December 14, 2004

(2)	Incorporated by reference to the Form 10-Q filed on January 14, 2000

(3)	Incorporated by reference to the Form 10-K filed on August 28, 2000

(4)	Incorporated by reference to Item 10.22 of the Form 8-K filed on April 25, 2005

(5)	Incorporated by reference to the Form 10-K filed on June 24, 2003

(6)	Incorporated by reference to the Form 10-K filed on July 29, 2002

(7)	Incorporated by reference to the Form 8-A/A filed on March 31, 1998

(8)	Incorporated by reference to the Form 8-A/A filed on March 22, 1999

(9)	Incorporated by reference to the Form 10-K filed on August 10, 2001

(10)	Incorporated by reference to the Form 10-Q filed on December 18, 2003

(11)	Incorporated by reference to Item 10.11 of the Form 10-Q filed on January 14, 2000

(12)	Incorporated by reference to Item 10.09 of the Form 10-K filed on August 28, 2000

(13)	Incorporated by reference to Item 10.10 of the Form 10-K filed on August 28, 2000

(14)	Incorporated by reference to the Form 8-K filed on November 4, 2004

(15)	Incorporated by reference to the Form 10-Q filed on September 17, 2004

(16)	Incorporated by reference to the Form 10-Q filed on December 22, 2004

(17)	Incorporated by reference to the Form 8-K filed on January 3, 2005

(18)	Incorporated by reference to the Form 8-K filed on March 22, 2005

(19)	Incorporated by reference to the Form 8-K filed on March 29, 2005

(20)	Incorporated by reference to Item 10.23 of the Form 8-K filed on May 26, 2005

(21)	Incorporated by reference to Item 10.24 of the Form 8-K filed on May 26, 2005

(22)	Incorporated by reference to Item 10.24 of the Form 8-K filed on June 27, 2005

(23)	Incorporated by reference to the Form 8-K filed on May 12, 2005

(24)	Filed with the initial filing of the Form 10-K on July 1, 2005

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 2005.

ORACLE CORPORATION

By:	/s/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Global Finance and Operations and Chief Accounting Officer

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit Number		Exhibit Title
2.01	(1)	Agreement and Plan of Merger dated December 12, 2004 among Oracle Corporation, Pepper Acquisition Corp. and PeopleSoft, Inc.

3.01	(2)	Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 11, 2000

3.02	(3)	Oracle Bylaws, as adopted on October 30, 1986, and amendments dated January 13, 1989 and December 3, 1990

3.04	(3)	Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 5, 2000

3.05	(4)	Certificate of Designations, Series B Preferred Stock dated as of April 25, 2005

4.01	(5)	Indenture between Oracle Corporation and State Street Bank and Trust Company of California, N.A., dated February 24, 1997

4.02	(6)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 15, 2000

4.03	(7)	Amended and Restated Preferred Shares Rights Agreement, dated as of March 31, 1998

4.04	(8)	Amendment Number One to the Amended and Restated Preferred Shares Rights Agreement, dated March 22, 1999

4.05	(9)	Specimen Certificate of Registrant’s Common Stock

10.01	(6)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of March 22, 2002

10.02	(10)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended through August 26, 2003

10.04	(11)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999

10.05	(12)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000

10.06	(13)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000

10.07	(14)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004

10.08	(15)*	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan

10.09	(15)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan

10.10	(15)*	Form of Indemnification Agreement for Directors and Executive Officers

10.11	(15)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003

10.12	(15)*	Offer letter dated July 9, 2004 to Harry L. You and employment agreement dated September 16, 2004

10.13	(15)*	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004

10.14	(14)*	Description of the Fiscal Year 2005 Executive Bonus Plan

10.15	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Non-Sales

Exhibit Number		Exhibit Title
10.16	(16)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting

10.17	(16)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003

10.18	(17)	364-Day Term Loan Agreement dated December 28, 2004

10.19	(18)	$3,000,000,000 364-Day Revolving Credit Agreement dated March 18, 2005

10.20	(19)	Form of Dealer Agreement for $3,000,000,000 Commercial Paper Program

10.21	(19)	Issuing and Paying Agency Agreement dated March 23, 2005

10.22	(20)	$700,000,000 Facility Agreement dated May 20, 2005, between Oracle Technology Company and ABN AMRO Bank N.V.

10.23	(21)	Guaranty dated May 20, 2005, by Oracle Corporation for the benefit of ABN AMRO Bank N.V.

10.24	(22)*	Offer letter dated June 20, 2005 to Gregory B. Maffei and employment agreement dated June 21, 2005

16.01	(23)	Letter from Ernst & Young LLP dated May 12, 2005

21.01	(24)	Subsidiaries of the Registrant

23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Form 8-K filed on December 14, 2004

(2)	Incorporated by reference to the Form 10-Q filed on January 14, 2000

(3)	Incorporated by reference to the Form 10-K filed on August 28, 2000

(4)	Incorporated by reference to Item 10.22 of the Form 8-K filed on April 25, 2005

(5)	Incorporated by reference to the Form 10-K filed on June 24, 2003

(6)	Incorporated by reference to the Form 10-K filed on July 29, 2002

(7)	Incorporated by reference to the Form 8-A/A filed on March 31, 1998

(8)	Incorporated by reference to the Form 8-A/A filed on March 22, 1999

(9)	Incorporated by reference to the Form 10-K filed on August 10, 2001

(10)	Incorporated by reference to the Form 10-Q filed on December 18, 2003

(11)	Incorporated by reference to Item 10.11 of the Form 10-Q filed on January 14, 2000

(12)	Incorporated by reference to Item 10.09 of the Form 10-K filed on August 28, 2000

(13)	Incorporated by reference to Item 10.10 of the Form 10-K filed on August 28, 2000

(14)	Incorporated by reference to the Form 8-K filed on November 4, 2004

(15)	Incorporated by reference to the Form 10-Q filed on September 17, 2004

(16)	Incorporated by reference to the Form 10-Q filed on December 22, 2004

(17)	Incorporated by reference to the Form 8-K filed on January 3, 2005

(18)	Incorporated by reference to the Form 8-K filed on March 22, 2005

(19)	Incorporated by reference to the Form 8-K filed on March 29, 2005

(20)	Incorporated by reference to Item 10.23 of the Form 8-K filed on May 26, 2005

(21)	Incorporated by reference to Item 10.24 of the Form 8-K filed on May 26, 2005

(22)	Incorporated by reference to Item 10.24 of the Form 8-K filed on June 27, 2005

(23)	Incorporated by reference to the Form 8-K filed on May 12, 2005

(24)	Filed with the initial filing of the Form 10-K on July 1, 2005