Form 10-Q/A
period 2005-08-31
ORACLE CORP /DE/
filed 2005-12-27
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-14376

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2871189
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification no.)

500 Oracle Parkway

Redwood City, California 94065

(Address of principal executive offices, including zip code)

(650) 506-7000

(Registrant’s telephone number, including zip code)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ended August 31, 2005 to modify Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in response to comments we received from the Staff of the Securities and Exchange Commission in connection with our proposed acquisition of Siebel Systems, Inc.

The changes to our MD&A (1) quantify the effect our January 2005 acquisition of PeopleSoft, Inc. had on our revenues and (2) remove non-GAAP Net Income and non-GAAP Earnings Per Share Diluted data, which eliminated purchase accounting adjustments and other significant expenses incurred in connection with acquisitions. We direct readers to the cautionary note regarding our quantification of the PeopleSoft acquisition’s effect on our revenues and our presentation of supplemental disclosure related to acquisition accounting contained in the introductory paragraph under the caption “Results of Operations.”

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2005

(Unaudited)

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

In our discussion of changes in our results of operations from the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, we quantify the amount of new software licenses and software license updates and product support revenues associated with PeopleSoft products and services and present supplemental disclosure related to acquisition accounting. Although revenues were quantifiable, we are unable to allocate the costs associated with the PeopleSoft products and services because the substantial majority of former PeopleSoft sales and services personnel were fully integrated into our existing operations. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

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

The results of operations include the following purchase accounting adjustments and significant expenses incurred in connection with acquisitions:

	Three Months Ended August 31,
(in millions)	2005	2004
Support deferred revenue (1)	$139	$—
Amortization of intangible assets (2)	123	9
Acquisition related charges (3) (5)	28	29
Restructuring (4)	11	—
Stock-based compensation (5)	9	—
Income tax effect (6)	(91)	(12)

	$219	$26

(1)	In connection with our purchase price allocations, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005 and the first quarter of fiscal 2006. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $139 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue by Oracle during the three months ended August 31, 2005. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$155
2007	35
2008	9

Total	$199

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2) Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$375
2007	496
2008	486
2009	482
2010	384
Thereafter	1,117

Total	$3,340

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses, personnel related costs for transitional employees as well as costs associated with our tender offer for PeopleSoft prior to the agreement date.
(4)	Restructuring costs relate to Oracle employee severance and Oracle duplicate facility closures. We expect to incur $19 million of additional restructuring charges within the next three months. Total expected costs under this plan are $177 million ($156 million of severance and $21 million of facilities charges).
(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2005	2004
Sales and marketing	$2	$—
Software license updates and product support	1	—
Cost of services	2	—
Research and development	4	—

Subtotal	9	—
Acquisition related charges	3	—

Total	$12	$—

As of August 31, 2005, the portion of the intrinsic value of unvested options assumed from acquired companies related to future service, which is approximately $37 million, is recorded as deferred stock-based compensation on our consolidated balance sheet and will be amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.4 years.

Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses incurred in connection with acquisitions was calculated based on our effective tax rate of 29.2% and 31.0% in the first quarter of fiscal 2006 and 2005, respectively.

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

	Three Months Ended August 31,
(Dollars in millions)	2005	Percent Change		2004
		Actual	Constant
New Software License Revenues:
Americas	$276	19%	17%	$232
EMEA	204	9%	8%	187
Asia Pacific	149	3%	1%	144

Total revenues	629	12%	10%	563

Expenses:
Sales and marketing (1)	613	28%	26%	480
Stock-based compensation	2	*	*	—
Amortization of intangible assets (2)	41	*	*	—

Total expenses	656	37%	35%	480

Total Margin	$(27)	-133%	-131%	$83

Total Margin %	-4%			15%

% Revenues by Geography:
Americas	44%			41%
EMEA	32%			33%
Asia Pacific	24%			26%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

	Three Months Ended August 31,
(Dollars in millions)	2005	Percent Change		2004
		Actual	Constant
New Software License Product Revenues:
Database and middleware	$492	1%	0%	$486
Applications	127	84%	82%	69

Total revenues by product	619	12%	10%	555
Other revenues	10	25%	24%	8

Total new software license revenues	$629	12%	10%	$563

% Revenues by Product:
Database and middleware	79%			88%
Applications	21%			12%

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

Excluding the effect of currency rate fluctuations, application revenues increased 81% and 43% in the first quarter of fiscal 2006 and on a trailing 4-quarter basis, respectively. The growth in our applications sales is the result of $49 million in revenues from the licensing of PeopleSoft products, better sales execution as a result of segmenting our sales force by product, and a strengthening of our competitive position in the applications market, particularly in the United States.

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

Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period as a result of approximately $200 million in revenues from the expansion of our customer base resulting from the acquisition of PeopleSoft, the renewal of a substantial majority of the subscription base eligible for renewal in the current year and the addition of software license updates and product support revenues associated with new software license revenues recognized over the past trailing 4-quarters. Excluding the effect of currency rate fluctuations, the Americas contributed 73% to the growth in software license updates and product support revenues, EMEA contributed 18% and Asia Pacific contributed 9%.

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

Consulting revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period due to an increase in application product implementations and billable hours, primarily provided by consultants who were formerly employed by our acquired companies. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the growth in consulting revenues, EMEA contributed 22% and Asia Pacific contributed 18%.

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

Education revenues increased in the first quarter of fiscal 2006 from the prior year corresponding period primarily due to an increase in customer training on the use of our applications products. Excluding the effect of currency rate fluctuations, the Americas contributed 76%, EMEA contributed 14% and Asia Pacific contributed 10% to the overall increase in education revenues.

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

The following table summarizes the stock repurchase activity for the three months ending August 31, 2005, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2005 – June 30, 2005	—	$—	—	$1,908.5
July 1, 2005 – July 31, 2005	18.1	13.81	18.1	1,658.8
August 1, 2005 – August 31, 2005	—	—	—	1,658.8

Total	18.1	$13.81	18.1

Item 6.	Exhibits

Exhibit Number		Exhibit Title

2.01	(1)	Agreement and Plan of Merger dated September 12, 2005 among Oracle Corporation, Siebel Systems, Inc., Ozark Holding Inc., Ozark Merger Sub Inc. and Sierra Merger Sub Inc.

10.01	(2)	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005

10.25	(2)	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.

10.26	(3)	Amendment dated September 8, 2005, to the Offer Letter dated June 20, 2005, to Gregory B. Maffei

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Gregory B. Maffei

32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on September 15, 2005

(2)	Incorporated by reference to the Form 8-K filed on August 30, 2005

(3)	Incorporated by reference to the Form 8-K filed on September 9, 2005

PART II

Item 6.	Exhibits

Exhibit Number	Exhibit Title

2.01 (1)	Agreement and Plan of Merger dated September 12, 2005 among Oracle Corporation, Siebel Systems, Inc., Ozark Holding Inc., Ozark Merger Sub Inc. and Sierra Merger Sub Inc.

10.01 (2)	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005

10.25 (3)	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.

10.26 (4)	Amendment dated September 8, 2005, to the Offer Letter dated June 20, 2005, to Gregory B. Maffei

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A.Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on September 15, 2005

(2)	Filed with initial filing of the Form 10-Q on September 28, 2005

(3)	Incorporated by reference to the Form 8-K filed on August 30, 2005

(4)	Incorporated by reference to the Form 8-K filed on September 9, 2005

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 2005.

ORACLE CORPORATION

By:	/s/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Global Finance and Operations and Chief Accounting Officer