Form 10-Q
period 2005-11-30
ORACLE CORP /DE/
filed 2006-01-05
CIK 777676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

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

The number of shares of registrant’s common stock outstanding as of December 30, 2005 was: 5,162,025,333.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2005 and May 31, 2005

(Unaudited)

(in millions, except per share data)	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,837	$3,894
Marketable securities	566	877
Trade receivables, net of allowances of $275 and $269	1,976	2,570
Other receivables	229	330
Deferred tax assets	471	486
Prepaid expenses and other current assets	187	291

Total current assets	6,266	8,448

Non-current assets:
Property, net	1,366	1,442
Intangible assets, net	3,269	3,373
Goodwill	7,366	7,003
Deferred tax assets	51	32
Other assets	1,028	389

Total non-current assets	13,080	12,239

Total assets	$19,346	$20,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$907	$2,693
Accounts payable	240	230
Income taxes payable	667	904
Accrued compensation and related benefits	699	923
Accrued restructuring	73	156
Deferred revenues	2,183	2,289
Other current liabilities	794	868

Total current liabilities	5,563	8,063

Non-current liabilities:
Notes payable and long-term debt, net of current portion	156	159
Deferred tax liabilities	950	1,010
Accrued restructuring	91	120
Deferred revenues	89	126
Other long-term liabilities	382	372

Total non-current liabilities	1,668	1,787

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital— authorized: 11,000 shares; outstanding: 5,154 shares at November 30, 2005 and 5,145 shares at May 31, 2005	6,887	6,596
Retained earnings	5,063	4,043
Deferred compensation	(29)	(45)
Accumulated other comprehensive income	194	243

Total stockholders’ equity	12,115	10,837

Total liabilities and stockholders’ equity	$19,346	$20,687

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2005 and 2004

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2005	2004	2005	2004
Revenues:
New software licenses	$1,058	$971	$1,687	$1,534
Software license updates and product support	1,559	1,252	3,061	2,427

Software revenues	2,617	2,223	4,748	3,961
Services	675	533	1,312	1,010

Total revenues	3,292	2,756	6,060	4,971

Operating expenses:
Sales and marketing	706	555	1,321	1,035
Software license updates and product support	175	141	335	277
Cost of services	582	449	1,145	868
Research and development	468	320	868	623
General and administrative	109	130	265	255
Amortization of intangible assets	126	7	249	16
Acquisition related	10	23	38	52
Restructuring	—	—	11	—

Total operating expenses	2,176	1,625	4,232	3,126

Operating income	1,116	1,131	1,828	1,845
Interest expense	(16)	(6)	(37)	(11)
Non-operating income, net	22	29	63	58

Income before provision for income taxes	1,122	1,154	1,854	1,892
Provision for income taxes	324	339	538	568

Net income	$798	$815	$1,316	$1,324

Earnings per share:
Basic	$0.15	$0.16	$0.26	$0.26

Diluted	$0.15	$0.16	$0.25	$0.25

Weighted-average common shares outstanding:
Basic	5,152	5,123	5,150	5,139

Diluted	5,238	5,218	5,241	5,229

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2005 and 2004

(Unaudited)

	Six Months Ended November 30,
(in millions)	2005	2004
Cash Flows From Operating Activities:
Net income	$1,316	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110	89
Amortization of intangible assets	249	16
Deferred income taxes	(65)	(42)
Minority interests in income	17	19
Amortization of stock-based compensation	20	—
In-process research and development	12	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	558	527
Decrease in prepaid expenses and other assets	158	152
Decrease in accounts payable and other liabilities	(308)	(267)
(Decrease) increase in income taxes payable	(219)	38
Decrease in deferred revenues	(92)	(57)

Net cash provided by operating activities	1,756	1,799

Cash Flows From Investing Activities:
Purchases of marketable securities	(926)	(5,097)
Proceeds from maturities and sale of marketable securities	1,203	6,011
Acquisitions, net of cash acquired	(498)	—
Purchase of equity investment	(605)	—
Capital expenditures	(86)	(92)
Proceeds from sale of property	89	—
Increase in other assets	(3)	(4)

Net cash (used for) provided by investing activities	(826)	818

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(324)	(1,095)
Proceeds from issuance of common stock	245	165
Proceeds from borrowings	6,518	—
Payments of debt	(8,321)	—
Distributions to minority interests	(23)	(26)

Net cash used for financing activities	(1,905)	(956)

Effect of exchange rate changes on cash and cash equivalents	(82)	106

Net (decrease) increase in cash and cash equivalents	(1,057)	1,767
Cash and cash equivalents at beginning of period	3,894	4,138

Cash and cash equivalents at end of period	$2,837	$5,905

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$33	$12

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005

(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2005.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income, as reported	$798	$815	$1,316	$1,324
Add: Stock-based employee compensation expense included in net income, net of related tax effects	5	—	13	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of forfeitures and related tax effects (1)	(39)	(41)	(73)	(79)

Pro forma net income	$764	$774	$1,256	$1,245

Earnings per share:
Basic—as reported	$0.15	$0.16	$0.26	$0.26
Basic—pro forma	$0.15	$0.15	$0.24	$0.24
Diluted—as reported	$0.15	$0.16	$0.25	$0.25
Diluted—pro forma	$0.15	$0.15	$0.24	$0.24

(1)	Includes reversal of unearned stock compensation expense for forfeitures arising from our use of the accelerated expense attribution method, net of related tax effects, of $4.9 million and $19.8 million in the three and six months ended November 30, 2005 and $4.8 million and $7.9 million for the three and six months ended November 30, 2004.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Expected life (in years)	2.50-7.15	2.31-5.31	2.50-7.15	2.28-6.54
Risk-free interest rate	4.26-4.41%	3.00-3.69%	3.78-4.41%	2.40-3.69%
Volatility	28%	34%	27-28%	34-36%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$4.85	$3.26	$4.53	$3.42

The fair value of the option component of the employee purchase plan shares was estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in the three and six months ended November 30, 2004, respectively: expected life of 0.50 years, risk-free interest rate of 1.69%, volatility of 37% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $3.09 for the three and six months ended November 30, 2004. We modified the terms of our employee stock purchase plan in April 2005 to eliminate the option component associated with the plan and to reduce the discount from 15% to 5%.

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

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date would be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early-adoption permitted.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 2 for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 was effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. The adoption of Statement 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Amortization Period for Leasehold Improvements: On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 were effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. The adoption of Issue 05-06 did not have a material effect on our consolidated financial position, results of operations or cash flows.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

4.	ACQUISITIONS

Fiscal 2006 Acquisitions

Investment in i-flex Solutions Limited

On August 2, 2005, we entered into a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc. for the purchase of 32,236,000 shares of i-flex Solutions Limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS). Under the terms of the Share Purchase Agreement and related agreements, we purchased the i-flex shares from OrbiTech on November 18, 2005 for $593 million, or 800 Indian rupees per share. As a result of this purchase and additional purchases of i-flex common stock pursuant to an open offer in October 2005, our investment in i-flex is $605 million as of November 30, 2005, which represents 43% of the outstanding common stock of i-flex.

We account for our investment in i-flex under the equity method of accounting. Under the equity method of accounting, we record our percentage interest of the earnings of i-flex in other income, net. We record such amounts two months in arrears as our reporting periods differ and the access to more current information is not available. As a result, we have not reflected any equity in earnings of i-flex for the three and six months ended November 30, 2005. We plan to record our percentage interest in the earnings of i-flex for its quarter ending December 31, 2005 in our third fiscal quarter ending February 28, 2006. Our investment in i-flex reflects the price paid for the common stock recently purchased and, therefore, it differs from the underlying interest in the net assets of i-flex, which is based on U.S. GAAP. As we are unable to relate this difference to specific accounts of i-flex, the difference has been recognized in a similar manner as goodwill and will not be subject to amortization. The market value of our investment, which was $707 million at November 30, 2005, was in excess of the carrying value of our investment of $605 million, which is recorded in other assets, net in the condensed consolidated balance sheets.

Other Acquisitions

During the first half of fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $545 million, which includes cash paid of $512 million and the fair value of options assumed of $33 million.

We recorded approximately $368 million of goodwill, $145 million of identifiable intangible assets, $20 million of net tangible assets and $12 million of in-process research and development in connection with these other acquisitions during the first half of fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. Pro forma financial information for acquisitions accounted for as business combinations has not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

with and into PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered, into a right to receive $26.50 per share in cash, without interest.

The total purchase price was $11.1 billion, which consisted of $10,576 million in cash paid or payable to acquire the outstanding common stock of PeopleSoft, $492 million for the fair value of options assumed and $12 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $6,480 million of goodwill, $3,384 million of identifiable intangible assets, $1,183 million of net tangible assets and $33 million of in-process research and development. The preliminary allocation of the purchase price was based, in part, upon a valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

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

The unaudited pro forma financial information combines the historical results for Oracle with the historical results for PeopleSoft for the three and six months ended November 30, 2004.

(in millions, except per share data)	Three Months Ended November 30, 2004	Six Months Ended November 30, 2004
Total revenues	$3,322	$6,011
Net income	$595	$798
Basic net income per share	$0.12	$0.16
Diluted net income per share	$0.11	$0.15

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

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

During fiscal 2005, management approved and initiated plans to restructure the pre-merger operations of Oracle, PeopleSoft and Retek to eliminate certain duplicative activities, focus on strategic product and customer bases and reduce our cost structure. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations. We also have completed all exit activities associated with the pre-merger operations of Oracle.

Fiscal 2005 Oracle Restructuring Plan

The total restructuring costs associated with exit activities of pre-merger Oracle are $161 million. We have incurred $158 million in restructuring expenses to date, including $11 million in the first half of fiscal 2006. The following table reflects the activities of the fiscal 2005 Oracle restructuring plan for the six months ended November 30, 2005 and total costs incurred to date by operating segment:

	Accrued Restructuring at May 31, 2005	Six Months Ended November 30, 2005		Accrued Restructuring at November 30, 2005 (3)	Total Costs Incurred to Date	Total Expected Program Costs
(in millions)		Total Costs Incurred	Cash Payments
Employee severance
New software licenses	$14	$1	$(13)	$2	$37	$38
Software license updates and product support	1	—	(1)	—	6	6
Consulting	6	1	(5)	2	20	21
On Demand (1)	—	—	—	—	2	2
Education	2	3	(3)	2	6	7
Other (2)	6	6	(5)	7	66	66

Total severance	$29	$11	$(27)	$13	$137	$140

Facilities
New software licenses	$2	$—	$—	$2	$2	$2
Software license updates and product support	1	—	—	1	1	1
Consulting	2	—	—	2	2	2
On Demand (1)	1	—	—	1	1	1
Other (2)	15	—	(2)	13	15	15

Total facilities	$21	$—	$(2)	$19	$21	$21

Total Oracle restructuring	$50	$11	$(29)	$32	$158	$161

(1)	Formerly referred to as advanced product services.
(2)	Other includes severance and facility charges associated with research and development, general and administrative and marketing functions.
(3)	Accrued restructuring of $32 million at November 30, 2005 includes $14 million recorded in accrued restructuring, current and $18 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

Fiscal 2005 PeopleSoft and Retek Restructuring Plan

We currently estimate total restructuring costs associated with exiting activities of PeopleSoft and Retek to approximate $393 million. The following table reflects the activities of the PeopleSoft and Retek restructuring plan for the six months ended November 30, 2005, total costs accrued to date and total expected program costs:

(in millions)	Accrued Restructuring at May 31, 2005	Six Months Ended November 30, 2005			Accrued Restructuring at November 30, 2005 (2)	Total Costs Accrued to Date	Total Expected Program Costs
		Adjustments to Accrual (1)	Cash Payments	Translation Adjustments
Severance	$63	$(18)	$(33)	$(1)	$11	$193	$193
Facilities	143	(6)	(30)	(3)	104	152	152
Other	20	9	(12)	—	17	48	48

Total PeopleSoft and Retek Restructuring	$226	$(15)	$(75)	$(4)	$132	$393	$393

(1)	Primarily relates to changes in estimates related to severance payments, facility plans and other restructuring obligations relating to the PeopleSoft acquisition.
(2)	Accrued restructuring of $132 million at November 30, 2005 includes $59 million recorded in accrued restructuring, current and $73 million, related to long-term facilities obligations, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

6.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
In-process research and development	$4	$—	$12	$—
Transitional employee related costs	5	—	11	—
Stock-based compensation	1	—	4	—
Professional fees	—	23	11	52

Total acquisition related charges	$10	$23	$38	$52

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

7.	BORROWINGS

Borrowings consisted of the following:

(in millions)	November 30, 2005	May 31, 2005
Commercial paper notes with various maturities through December 2005, net of unamortized discount of $1 and $7	$489	$1,993
OTC Loan Facility due May 2006	418	700

Short-term borrowings and current portion of long-term debt	907	2,693
6.91% senior notes due February 2007	150	153
Notes payable due May 2007	6	6

Notes payable and long-term debt	156	159

Total borrowings	$1,063	$2,852

Short-Term Borrowings

In April 2005, we issued and sold unsecured short-term promissory notes with an aggregate principal face value of $2.0 billion (the CP Notes), under our $3.0 billion commercial paper program (CP Program). The CP Notes were issued and sold pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The CP Notes, which were issued at a discount from their principal face value, have various maturities with different yields. The average weighted yield of the CP Notes outstanding at November 30, 2005 is 4.13%. The CP Notes are not redeemable prior to maturity and are not subject to voluntary prepayment.

In May 2005, Oracle Technology Company (OTC), a wholly-owned subsidiary, entered into an unsecured $700 million loan facility (OTC Loan Facility) with ABN AMRO Bank N.V. guaranteed by us. The effective interest rate on the OTC Loan Facility was 4.47% at November 30, 2005. All amounts under the OTC Loan Facility are due in May 2006.

$150 Million Senior Notes

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. Our interest rate swap reduced the effective interest rate on the senior notes to 6.43% as of November 30, 2005. The fair value of the interest rate swap was $0.4 million at November 30, 2005 ($3.1 million at May 31, 2005) and is included in other assets in the accompanying condensed consolidated balance sheets.

364-Day Revolving Credit Agreement

On March 18, 2005, we entered into a 364-day revolving credit agreement (Credit Agreement). The Credit Agreement is unsecured and provides a $3.0 billion credit facility (Credit Facility) to support any commercial paper we may issue and for working capital and other general corporate purposes. We may borrow, prepay and re-borrow amounts under the Credit Facility at any time under the Credit Agreement. As of November 30, 2005, we had not borrowed any funds against the Credit Agreement.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

We were in compliance with all covenants at November 30, 2005, including the requirement in the Credit Facility that our total net debt to total capitalization ratio not exceed 40%.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2005	May 31, 2005
Software license updates and product support	$1,926	$1,985
Services	190	225
New software licenses	67	79

Deferred revenues, current	2,183	2,289
Deferred revenues, non-current	89	126

Total deferred revenues	$2,272	$2,415

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

In connection with purchase price allocations related to our acquisitions in fiscal 2005 and during the first half of fiscal 2006, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. We recorded adjustments to reduce the carrying values of the deferred software license updates and product support revenues assumed by $447 million to $300 million, which represents our estimate of the fair value of the support obligations assumed. As a result, software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $240 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue during the six months ended November 30, 2005. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

9.	STOCK REPURCHASE PROGRAM

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to November 30, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. We repurchased 24.1 million shares for $324 million and 93.9 million shares for $1,095 million during the six months ended November 30, 2005 and 2004, respectively. At November 30, 2005, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

10.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 28.9% and 29.0% for the three and six months ended November 30, 2005, respectively, and 29.4% and 30.0% for the three and six months ended November 30, 2004, respectively.

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

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently negotiating bilateral Advance Pricing Agreements to cover various periods from June 1, 2001 through May 31, 2008.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income	$798	$815	$1,316	$1,324

Weighted-average common shares outstanding	5,152	5,123	5,150	5,139
Dilutive effect of employee stock plans	86	95	91	90

Diluted weighted-average common shares outstanding	5,238	5,218	5,241	5,229

Basic earnings per share	$0.15	$0.16	$0.26	$0.26
Diluted earnings per share	$0.15	$0.16	$0.25	$0.25
Shares subject to anti-dilutive options excluded from calculation (1)	108	139	108	144

(1)	These weighted-average shares relate to anti-dilutive stock options and could be dilutive in the future.

12.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Net income	$798	$815	$1,316	$1,324
Net foreign currency translation (loss) gain	(82)	185	(94)	195
Unrealized gain (loss) on equity securities, net	6	—	9	(1)
Equity hedge gain (loss), net	28	(27)	37	(34)

Comprehensive income	$750	$973	$1,268	$1,484

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

13.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, for the six months ended November 30, 2005 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other	Total
Balance as of May 31, 2005	$1,220	$4,863	$445	$475	$7,003
Allocation of goodwill (1)	218	164	93	(475)	—
Goodwill acquired	231	102	35	—	368
Goodwill adjustments	—	(5)	—	—	(5)

Balance as of November 30, 2005	$1,669	$5,124	$573	$—	$7,366

(1)	Represents goodwill associated with fourth quarter fiscal 2005 acquisitions, primarily Retek, that was allocated to operating segments upon finalization of our intangible asset valuations in the first quarter of fiscal 2006.

The changes in intangible assets for the six months ended November 30, 2005 were as follows:

(in millions)	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
	May 31, 2005	Additions	Nov 30, 2005	May 31, 2005	Expense	Nov 30, 2005	May 31, 2005	Nov 30, 2005
Software support agreements and related relationships	$2,124	$ 14	$2,138	$(88)	$(107)	$(195)	$2,036	$1,943	10 years
Developed technology	800	106	906	(127)	(86)	(213)	673	693	5 years
Core technology	368	18	386	(30)	(38)	(68)	338	318	5 years
Customer relationships	257	5	262	(11)	(12)	(23)	246	239	10 years
Trademarks	84	2	86	(4)	(6)	(10)	80	76	7 years

Total	$3,633	$ 145	$3,778	$(260)	$(249)	$(509)	$3,373	$3,269

The total amortization expense related to intangible assets was $126 million and $249 million for the three and six months ended November 30, 2005, respectively, and $7 million and $16 million for the three and six months ended November 30, 2004, respectively. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$256
2007	509
2008	500
2009	495
2010	390
Thereafter	1,119

Total	$3,269

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

14.	SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have two businesses, software and services, which are further organized into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

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

The consulting line of business provides services to customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
New software licenses:
Revenues (1)	$1,056	$969	$1,683	$1,530
Sales and distribution expenses	576	447	1,077	830

Margin (2)	$480	$522	$606	$700
Software license updates and product support:
Revenues (1)	$1,661	$1,252	$3,302	$2,427
Cost of services	165	134	317	264

Margin (2)	$1,496	$1,118	$2,985	$2,163
Total software business:
Revenues (1)	$2,717	$2,221	$4,985	$3,957
Expenses	741	581	1,394	1,094

Margin (2)	$1,976	$1,640	$3,591	$2,863
Consulting:
Revenues (1)	$505	$393	$985	$746
Cost of services	424	317	836	625

Margin (2)	$81	$76	$149	$121
On Demand:
Revenues (1)	$87	$73	$171	$144
Cost of services	79	55	151	106

Margin (2)	$8	$18	$20	$38
Education:
Revenues (1)	$85	$69	$159	$124
Cost of services	56	56	109	100

Margin (2)	$29	$13	$50	$24
Total services business:
Revenues (1)	$677	$535	$1,315	$1,014
Cost of services	559	428	1,096	831

Margin (2)	$118	$107	$219	$183
Totals:
Revenues (1)	$3,394	$2,756	$6,300	$4,971
Expenses	1,300	1,009	2,490	1,925

Margin (2)	$2,094	$1,747	$3,810	$3,046

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $102 million and $240 million that was not recognized on the accompanying condensed consolidated statements of operations for the three and six months ended November 30, 2005, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.
(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

Reconciliation of operating segment revenues to total revenues

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Total revenues for reportable segments	$3,394	$2,756	$6,300	$4,971
Software license updates and product support revenues	(102)	—	(240)	—

Total revenues	$3,292	$2,756	$6,060	$4,971

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Total margin for reportable segments	$2,094	$1,747	$3,810	$3,046
Software license updates and product support revenues	(102)	—	(240)	—
Product development and information technology expenses	(545)	(385)	(1,013)	(757)
Marketing and partner program expenses	(111)	(92)	(205)	(174)
Corporate and general and administrative expenses	(76)	(110)	(206)	(198)
Amortization of intangible assets	(126)	(7)	(249)	(16)
Acquisition related	(10)	(23)	(38)	(52)
Restructuring	—	—	(11)	—
Stock-based compensation	(7)	—	(16)	—
Interest expense	(16)	(6)	(37)	(11)
Non-operating income, net	21	30	59	54

Income before provision for income taxes	$1,122	$1,154	$1,854	$1,892

15.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

The maximum potential penalty under the CAP, by version, as of November 30, 2005 was as follows:

	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
CAP Version	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76	(2)
Version 2	September 12, 2003	September 30, 2003	170
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,352
Version 5	June 16, 2004	December 28, 2004	792
Version 6	October 12, 2004	December 28, 2004	1,105

			$3,535

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.
(2)	As of November 30, 2005, all but two contracts containing Version One of the CAP have expired by their terms. $76 million is the maximum potential payment under the two remaining Version 1 CAP contracts.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of November 30, 2005 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

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

Regarding the San Mateo Derivative Action, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. On June 6, 2005, the San Mateo Court signed a stipulated order, dismissing our former Chief Financial Officer from the case. On June 9, 2005, our Chief Executive Officer brought a motion for summary judgment, and on August 15, 2005, the parties filed a stipulation withdrawing this motion. The parties reached a settlement, which was approved by the Court on November 22, 2005. In the settlement agreement, our Chief Executive Officer continued to deny all allegations in plaintiffs’ complaint, and he noted that the Delaware Chancery Court dismissed all of the claims against him. Nonetheless, our Chief Executive Officer agreed to the settlement, stating that it would eliminate the burden (to him and Oracle), expense, and uncertainties of further litigation and related distraction of resources and efforts from his business. Under the settlement, our Chief Executive Officer agreed to pay $22 million in plaintiffs’ legal fees and costs and agreed to make a $100 million contribution in Oracle’s name to a charity or institution to be approved by Oracle’s Board of Directors. After approving the settlement, the court entered a judgment of dismissal on November 22, 2005. That judgment is currently subject to possible appeal.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2005

(Unaudited)

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We have denied infringement and asserted affirmative defenses and have counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing, and on September 21, 2004, it issued a Markman order. On June 21, 2005, plaintiffs withdrew their allegations of infringement of the ‘229 patent. Discovery closed on July 1, 2005. Summary judgment motions were filed on August 25, 2005, and the court held a hearing on these motions on October 17, 2005. The court has not yet ruled on these motions. The court has not yet set a trial date.

Other	Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

17.	PENDING ACQUISITION OF SIEBEL SYSTEMS, INC.

On September 12, 2005, we entered into a Merger Agreement to acquire Siebel Systems, Inc. The proposed transaction is valued at approximately $6.1 billion (based on a fully-diluted equity value). The transaction is conditioned upon (i) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on November 15, 2005, and the applicable foreign antitrust laws of certain other jurisdictions, including the European Commission, which occurred on December 22, 2005, (ii) approval of the merger and adoption of the Merger Agreement by Siebel stockholders and (iii) other customary closing conditions.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2005 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2006, which runs from June 1, 2005 to May 31, 2006.

Business Overview

We are the world’s largest enterprise software company. We have two businesses, software and services, which are further organized into five operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in United States dollars, we conduct a significant number of transactions in currencies other than United States dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows.

Software Business

Our software business is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase, which should allow us to continually improve margins and profits.

New Software Licenses:  We license our database, middleware and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. This is particularly true for applications products given the relatively small size of new application software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing 4-quarter period provides more visibility into the underlying performance of our software revenues than quarterly revenues. We believe that new software license margins will be affected by amortization of intangible assets associated with acquisitions, and as a result, will be lower than margins achieved prior to the acquisition of PeopleSoft.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. Substantially all of our customers renew their software license updates and product support contracts annually, thereby eliminating the need to repurchase new software licenses when new upgrades are released. The growth of software license updates and product support revenues is influenced by four factors: (1) the support contract base of companies acquired (2) the renewal rate of the support contract base, (3) the amount of new support contracts sold in connection with the sale of new software licenses and (4) inflationary support price increases.

Software license updates and product support revenues, which represent approximately 46% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 89%, and account for 74% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Recent acquisitions of software companies have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

•	Substantially all customers purchase license updates and product support subscriptions when they buy new software licenses, resulting in a further increase in our support subscription contract base. Even if license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	When support contract renewals are negotiated, inflationary price increases are assessed, where applicable.

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenues related to support contracts in the amount of $102 million and $240 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized during the three and six months ended November 30, 2005, respectively. As these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand (formerly referred to as advanced product services) and education revenues. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Consulting revenues have been negatively impacted in recent periods for the following reasons:

•	Continued attrition of personnel due to a demand for technical talent in certain markets, particularly in the United States.

•	A shift in the mix of resources to lower cost countries, which has resulted in a decrease in average billing rates.

•	Our decision to work more closely with partners who perform implementations of our software.

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

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal 2006, primarily due to an increase in customer training on the use of our application products.

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

Acquisitions

In January 2005, we completed the acquisition of PeopleSoft Inc., a provider of enterprise application software products for approximately $11.1 billion. We have also acquired several other companies over the last two years. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations as well as our other acquisitions. In addition, we completed the acquisition of 43% of the outstanding common stock of i-flex Solutions Limited, a provider of software solutions and services to the financial services industry, for approximately $605 million in November 2005. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisitions.

An active acquisition program is an important element of our corporate strategy. We expect to continue to acquire companies, products, services and technologies. In September 2005, we agreed to purchase all of the outstanding shares of Siebel Systems, Inc. for $10.66 per share in cash or stock (up to 30%), for approximately $6.1 billion (based on a fully-diluted equity value). The Siebel acquisition is subject to a vote of their stockholders, regulatory approvals and other customary conditions. We expect that the transaction will close on January 31, 2006, or shortly thereafter, provided the foregoing conditions which have not yet been satisfied or waived are satisfied or waived. Including the Siebel acquisition, in the last two years, we have paid or agreed to pay an aggregate of approximately $19 billion for these acquisitions. We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position in the enterprise applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value.

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

Software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $102 million and $240 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue by Oracle during the three and six months ended November 30, 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

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

PeopleSoft Customer Assurance Program

As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of November 30, 2005 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with FASB Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have licensed our software to these same companies (a “Concurrent Transaction”). Software license agreements that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any software license transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenue from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

During the three months ended November 30, 2005 we recognized new software license revenue of approximately $33 million from a supplier. We are currently negotiating to acquire goods and services from this supplier and expect to finalize terms of the purchase during the three months ended February 28, 2006. We currently estimate the value of the goods and services we will acquire from this supplier under this agreement to total approximately $20 million over the next five years.

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is likewise not tax deductible; however, deferred taxes have been recorded as part of the purchase price allocation and, therefore, will not affect our post-acquisition income tax rate. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

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

Results of Operations

The fluctuations in operating results of Oracle in the second quarter and first half of fiscal 2006 compared with the same periods in fiscal 2005 are generally due to acquisitions made in the second half of fiscal 2005, principally PeopleSoft.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005, we quantify the amount of new software licenses and software license updates and product support revenues associated with PeopleSoft products and services and present supplemental disclosure related to acquisition accounting. Although certain revenues were quantifiable, we are unable to allocate the costs associated with the PeopleSoft products and services because the substantial majority of former PeopleSoft sales and services personnel were fully integrated into our existing operations. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantification cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer the Oracle and PeopleSoft product families on a neutral basis. The commissions earned by our integrated sales force did not vary based on the application product family sold. We believe that if our sales forces had not been integrated, the relative mix of Oracle and PeopleSoft products sold would have been different.

•	The acquisition did not result in our entering a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2005, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2005 and November 30, 2004, our financial statements would reflect revenues of $1.17 million for the six months ended November 30, 2005 (using 1.17 as the exchange rate) and $1.31 million for the six months ended November 30, 2004 (using 1.31 as the exchange rate). The constant currency presentation would translate the results for the six months ended November 30, 2005 and 2004 using the May 31, 2005 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004
Total Revenues by Geography:
Americas	$1,733	34%	33%	$1,292	$3,209	35%	33%	$2,384
EMEA (1)	1,090	3%	9%	1,062	1,972	7%	11%	1,839
Asia Pacific	469	17%	21%	402	879	18%	18%	748

Total revenues	3,292	19%	22%	2,756	6,060	22%	23%	4,971
Total Operating Expenses	2,176	34%	36%	1,625	4,232	35%	36%	3,126

Total Operating Margin	$1,116	-1%	2%	$1,131	$1,828	-1%	1%	$1,845

Total Operating Margin %	34%			41%	30%			37%

% Revenues by Geography:
Americas	53%			47%	53%			48%
EMEA	33%			38%	33%			37%
Asia Pacific	14%			15%	14%			15%

Total Revenues by Business:
Software	$2,617	18%	20%	$2,223	$4,748	20%	21%	$3,961
Services	675	26%	29%	533	1,312	30%	31%	1,010

Total revenues	$3,292	19%	22%	$2,756	$6,060	22%	23%	$4,971

% Revenues by Business:
Software	80%			81%	78%			80%
Services	20%			19%	22%			20%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005: Total revenues were negatively affected by foreign currency rate fluctuations of 3 percentage points due to a strengthening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 55% to the growth in total revenues, whereas consulting and new software license revenues contributed 20% and 19%, respectively. On a constant currency basis, the Americas contributed 70% to the increase in total revenues, EMEA contributed 16% and Asia Pacific contributed 14%.

Operating expenses were favorably affected by 2 percentage points as a result of the strengthening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher headcount levels and associated personnel related costs in sales and marketing, consulting and research and development. In addition, the amortization of intangible assets acquired in the PeopleSoft acquisition contributed to the overall increase in total operating expenses. As a result, operating margins as a percentage of total revenues decreased from 41% to 34%.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Total revenues were negatively affected by foreign currency rate fluctuations of 1 percentage point. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 57% to the growth in total revenues, whereas consulting and new software license revenues contributed 22% and 15%, respectively. On a constant currency basis, the Americas contributed 70% to the increase in total revenues, EMEA contributed 18% and Asia Pacific contributed 12%.

Operating expenses were favorably affected by 1 percentage point. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to the same reasons noted above. As a result, operating margins as a percentage of total revenues decreased from 37% to 30%.

Supplemental Disclosure Related to Acquisition Accounting

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

The results of operations include the following purchase accounting adjustments and significant expenses incurred in connection with acquisitions:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Support deferred revenue (1)	$102	$—	$240	$—
Amortization of intangible assets (2)	126	7	249	16
Acquisition related charges (3) (5)	10	23	38	52
Restructuring (4)	—	—	11	—
Stock-based compensation (5)	7	—	16	—
Income tax effect (6)	(71)	(8)	(160)	(20)

	$174	$22	$394	$48

(1)	In connection with our purchase price allocations, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005 and the first half of fiscal 2006. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $102 million and $240 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue by Oracle during the three and six months ended November 30, 2005, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$56
2007	35
2008	9

Total	$100

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Primarily represents the amortization of intangible assets acquired in connection with our acquisition of PeopleSoft. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$256
2007	509
2008	500
2009	495
2010	390
Thereafter	1,119

Total	$3,269

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with our third quarter of fiscal 2005 restructuring plan, which has been completed as of November 30, 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Sales and marketing	$1	$—	$3	$—
Software license updates and product support	—	—	1	—
Cost of services	2	—	4	—
Research and development	4	—	8	—

Subtotal	7	—	16	—
Acquisition related charges	1	—	4	—

Total	$8	$—	$20	$—

As of November 30, 2005, the portion of the intrinsic value of unvested options assumed from acquired companies related to future service, which is approximately $29 million, is recorded as deferred stock-based compensation on our consolidated balance sheet and will be amortized using the accelerated expense attribution method over the remaining vesting period, which averages 2.2 years.

Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses incurred in connection with acquisitions was calculated based on our effective tax rate of 28.9% and 29.4% in the second quarter of fiscal 2006 and 2005, respectively, and 29.0% and 30.0% in the first half of fiscal 2006 and 2005, respectively.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	Percent Change		2004	2005	Percent Change		2004
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software License Revenues:
Americas	$495	22%	21%	$405	$771	21%	19%	$637
EMEA	359	-7%	0%	385	562	-2%	3%	572
Asia Pacific	204	13%	18%	181	354	9%	10%	325

Total revenues	1,058	9%	12%	971	1,687	10%	11%	1,534
Expenses:
Sales and marketing (1)	705	27%	29%	555	1,318	27%	28%	1,035
Stock-based compensation	1	*	*	—	3	*	*	—
Amortization of intangible assets (2)	45	*	*	—	85	*	*	—

Total expenses	751	35%	37%	555	1,406	36%	36%	1,035

Total Margin	$307	-26%	-22%	$416	$281	-44%	-41%	$499

Total Margin %	29%			43%	17%			33%

% Revenues by Geography:
Americas	47%			42%	46%			42%
EMEA	34%			40%	33%			37%
Asia Pacific	19%			18%	21%			21%

Revenues by Product:
Database technology	$785	5%	8%	$749	$1,278	3%	5%	$1,235
Applications	266	24%	27%	215	393	39%	40%	283

Total revenues by product	1,051	9%	12%	964	1,671	10%	11%	1,518
Other revenues	7	*	*	7	16	*	*	16

Total new software license revenues	$1,058	9%	12%	$971	$1,687	10%	11%	$1,534

% Revenues by Product:
Database technology	75%			78%	76%			81%
Applications	25%			22%	24%			19%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	Not meaningful

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  New software license revenues were negatively affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, the Americas and Asia Pacific contributed 72% and 28%, respectively, to the increase in new software license revenues, respectively, while EMEA revenues remained flat with prior year levels as a result of weak economic conditions and demand in Europe.

We believe that the trailing 4-quarter growth rates more accurately reflect the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive of our future quarterly or annual growth rates. Therefore, we provide a discussion of both quarterly and trailing 4-quarter product revenue growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 5% and 10% in the second quarter and on a trailing 4-quarter basis, respectively. Database revenues increased 5% and 9% in the second quarter and on a trailing 4-quarter basis, respectively. The growth in database revenues was primarily driven by increased demand for database option products, which grew 26% and 16%, respectively. The growth in database option product revenues is partly due to strong demand for our Real Application Cluster (RAC) product, which allows customers to manage their software using multiple computers, rather than mainframe computers, in a fault tolerant environment. RAC revenues grew 36% and 24% in the second quarter and on a trailing 4-quarter basis, respectively. Middleware revenues grew 6% in the second quarter and 24% on a trailing 4-quarter basis, respectively. We believe the growth in middleware revenues is due to a gain in market share in the application server market as a result of better sales execution and more competitive features and functionality.

Excluding the effect of currency rate fluctuations, application revenues increased 24% and 37% in the second quarter of fiscal 2006 and on a trailing 4-quarter basis, respectively. The growth in our applications sales is the result of $72 million in revenues from the licensing of PeopleSoft products, increased demand for our applications products, better sales execution as a result of segmenting our sales force by product, and a strengthening of our competitive position in the applications market, particularly in the United States.

New software license revenues earned from transactions over $0.5 million increased from 40% of new software license revenues in the second quarter of fiscal 2005 to 41% in the second quarter of fiscal 2006. New software license revenues earned from large contracts increased by 14% in the second quarter of fiscal 2006 from the prior year corresponding period.

Sales and marketing expenses increased primarily due to personnel related costs associated with increased sales headcount, higher commission expenses resulting from higher revenue levels, and higher marketing program expenses.

The total new software license margin as a percentage of revenues declined as expenses, including amortization of intangible assets, grew faster than revenues.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  New software license revenues were negatively affected by foreign currency rate fluctuations of 1 percentage point. Excluding the effect of currency rate fluctuations, the Americas contributed 71%, EMEA contributed 9% and Asia Pacific contributed 20%.

Excluding the effect of currency rate fluctuations, the growth in new software license revenues in the first half of fiscal 2006 is due to a 5% growth in database and middleware revenues, and a 40% increase in application revenues. Applications revenues include $121 million from the licensing of PeopleSoft products. Database revenues grew 4%, while middleware revenues grew 16%.

New software license revenues earned from transactions over $0.5 million increased from 35% of new software license revenues in the first half of fiscal 2005 to 36% in the first half of fiscal 2006. New software license revenues earned from large contracts increased by 14% in the first half of fiscal 2006 from the prior year corresponding period.

Sales and marketing expenses increased in the first half of fiscal 2006 from the prior year corresponding period primarily due to the same reasons noted above. Likewise, the total new software license margin as a percentage of revenues declined in the first half of 2006 as expenses, including amortization of intangible assets, grew at a faster rate than revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	Percent Change		2004	2005	Percent Change		2004
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$882	39%	38%	$633	$1,729	39%	38%	$1,240
EMEA	484	8%	14%	451	951	10%	13%	863
Asia Pacific	193	15%	19%	168	381	17%	18%	324

Total revenues	1,559	25%	27%	1,252	3,061	26%	26%	2,427
Expenses:
Software license updates and product support (1)	175	24%	25%	141	334	21%	21%	277
Stock-based compensation	—	*	*	—	1	*	*	—
Amortization of intangible assets (2)	78	*	*	—	155	*	*	—

Total expenses	253	79%	81%	141	490	77%	77%	277

Total Margin	$1,306	18%	20%	$1,111	$2,571	20%	20%	$2,150

Total Margin %	84%			89%	84%			89%

% Revenues by Geography:
Americas	57%			51%	56%			51%
EMEA	31%			36%	31%			36%
Asia Pacific	12%			13%	13%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of approximately $240 million in revenues from the expansion of our customer base resulting from the acquisition of PeopleSoft, the renewal of substantially all of the subscription base eligible for renewal in the current year, and the addition of software license updates and product support revenues associated with new software license revenues recognized over the past trailing 4-quarters. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the growth in software license updates and product support revenues, EMEA contributed 18% and Asia Pacific contributed 10%.

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amount of $102 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2006. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to personnel related costs associated with increased headcount levels to support our applications customers.

The software license updates and product support margin as a percentage of revenues decreased in the first quarter of fiscal 2006 from the prior year corresponding period primarily due to incremental amortization costs of intangible assets acquired in connection with the PeopleSoft acquisition.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  The growth in software license updates and product support revenues and expenses is attributed to the same reasons noted above. Software license updates and product support revenues includes approximately $445 million from the expansion of our customer base resulting from the acquisition of PeopleSoft in the six months ending November 30, 2005. Excluding the effect of currency rate fluctuations, the Americas contributed 73% to the growth in software license updates and product support revenues, EMEA contributed 18% and Asia Pacific contributed 9%. Software license updates and product support revenues related to support contracts in the amount of $240 million that would have been otherwise recorded by PeopleSoft and other acquired businesses as independent entities, were not recognized in the first half of fiscal 2006.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	Percent Change		2004	2005	Percent Change		2004
(Dollars in millions)		Actual	Constant			Actual	Constant
Consulting Revenues:
Americas	$270	40%	38%	$194	$540	39%	38%	$388
EMEA	188	9%	16%	171	352	14%	18%	308
Asia Pacific	48	60%	65%	30	95	75%	75%	55

Total revenues	506	28%	31%	395	987	32%	32%	751

Expenses:
Cost of services (1)	441	33%	35%	332	870	33%	34%	653
Stock-based compensation	2	*	*	—	4	*	*	—
Amortization of intangible assets (2)	1	*	*	—	2	*	*	—

Total expenses	444	34%	36%	332	876	34%	35%	653

Total Margin	$62	-2%	3%	$63	$111	13%	17%	$98

Total Margin %	12%			16%	11%			13%

% Revenues by Geography:
Americas	53%			49%	55%			52%
EMEA	37%			43%	35%			41%
Asia Pacific	10%			8%	10%			7%

(1)	Excluding stock-based compensation

(2) Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	not meaningful

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  The increase in consulting revenues is primarily due to an increase in application product implementations and billable hours, primarily provided by consultants who were formerly employed by our acquired companies. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the growth in consulting revenues, EMEA contributed 23% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, consulting expenses grew as a result of higher personnel related expenditures associated with increased headcount and revenue levels, as well as higher external contractor costs incurred to perform implementation services for our customers.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses were due to the same reasons as noted above. The Americas contributed 61% to the growth in consulting revenues, EMEA contributed 22% and Asia Pacific contributed 17%.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services consists of configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing On Demand services consist primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	Percent Change		2004	2005	Percent Change		2004
(Dollars in millions)		Actual	Constant			Actual	Constant
On Demand Revenues:
Americas	$49	31%	30%	$37	$97	24%	23%	$77
EMEA	27	11%	18%	24	52	15%	19%	45
Asia Pacific	11	2%	3%	11	22	8%	5%	21

Total revenues	87	20%	22%	72	171	19%	19%	143
Cost of services	81	41%	43%	58	156	41%	41%	111

Total Margin	$6	-62%	-62%	$14	$15	-54%	-54%	$32

Total Margin %	6%			19%	9%			22%

% Revenues by Geography:
Americas	57%			52%	57%			54%
EMEA	30%			33%	30%			31%
Asia Pacific	13%			15%	13%			15%

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  Excluding the effect of currency rate fluctuations, On Demand revenues increased in the second quarter of fiscal 2006 from the prior year corresponding period due to the expansion of our subscription base in Oracle On Demand services, as well as higher revenues from Advanced Customer Services. Excluding the effect of currency rate fluctuations, the Americas contributed 71% to the increase in On Demand revenues, EMEA contributed 27% and Asia Pacific contributed 2%.

Excluding the effect of currency rate fluctuations, expenses increased primarily due to higher headcount levels and associated personnel related expenditures. The On Demand margin as a percent of revenues decreased as expenses grew at a higher rate than revenues to support future growth.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both On Demand revenues and expenses increased due to the same reasons as noted above. The Americas contributed 65% to the growth in On Demand revenues, EMEA contributed 31% and Asia Pacific contributed 4%.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database, middleware and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004
Education Revenues:
Americas	$37	59%	57%	$23	$72	70%	68%	$42
EMEA	32	6%	12%	31	55	9%	13%	51
Asia Pacific	13	6%	8%	12	27	13%	12%	23

Total revenues	82	25%	27%	66	154	32%	33%	116

Cost of services	58	0%	0%	59	115	10%	10%	104

Total Margin	$24	*	*	$7	$39	*	*	$12

Total Margin %	29%			11%	25%			10%

% Revenues by Geography:
Americas	45%			35%	47%			36%
EMEA	39%			47%	36%			44%
Asia Pacific	16%			18%	17%			20%

*	not meaningful

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  Education revenues primarily increased due to an increase in customer training on the use of our applications products. Excluding the effect of currency rate fluctuations, the Americas contributed 73%, EMEA contributed 21% and Asia Pacific contributed 6% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses is due to higher headcount levels and associated personnel related expenditures. The education margin as a percentage of revenues increased as revenues increased at a higher rate than expenses.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both education revenues and expenses were due to the same reasons as noted above. The Americas contributed 75% to the growth in education revenues, EMEA contributed 17% and Asia Pacific contributed 8%.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
	2005	Percent Change		2004	2005	Percent Change		2004
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development (1)	$464	45%	46%	$320	$860	38%	38%	$623
Stock-based compensation	4	*	*	—	8	*	*	—
Amortization of intangible assets (2)	3	-56%	-56%	7	8	-52%	-52%	16

Total expenses	$471	44%	44%	$327	$876	37%	37%	$639

% of Total Revenues	14%			12%	14%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher personnel related costs associated with increased headcount levels, costs associated with patent litigation, as well as higher external contractor costs. Total research and development headcount increased by approximately 3,300 employees or 31% over the prior year. Research and development headcount increased by 3% in the database and middleware divisions, and 57% in the applications division.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Excluding the effect of currency rate fluctuations, research and development expenses increased for the same reasons noted above.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change		2004		Percent Change		2004
(Dollars in millions)	2005	Actual	Constant		2005	Actual	Constant
General and administrative	$109	-16%	-15%	$130	$265	4%	4%	$255

% of Total Revenues	3%			5%	4%			5%

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005:  General and administrative expenses decreased due to the reversal of a $24 million charge for an expected legal settlement that was accrued in the first quarter of fiscal 2006. During the second quarter, a judgment was rendered on this settlement that relieved us of this possible liability. Excluding this charge and the effect of currency rate fluctuations, general and administrative expenses would have increased 3% due to higher headcount levels and associated costs, offset by lower discretionary bonuses.

First Half Fiscal 2006 Compared to First Half Fiscal 2005:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased due to higher headcount levels and associated costs, offset by lower discretionary bonuses.

Amortization of Intangible Assets:  Amortization of intangible assets increased in the second quarter and first half of fiscal 2006 from the prior year corresponding periods primarily from purchased intangible assets associated with our acquisition of PeopleSoft.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
Software support agreements and related relationships	$54	$—	$107	$—
Developed technology	44	7	86	16
Core technology	19	—	38	—
Customer contracts	6	—	12	—
Trademarks	3	—	6	—

Total amortization of intangible assets	$126	$7	$249	$16

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date. Stock-based compensation included in acquisition related charges resulted from unvested options assumed in the PeopleSoft acquisition whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options. In the second quarter and first half of fiscal 2005, acquisition related charges included costs associated with our tender offer for PeopleSoft prior to the agreement date.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2005	2004	2005	2004
In-process research and development	$4	$—	$12	$—
Transitional employee related costs	5	—	11	—
Stock-based compensation	1	—	4	—
Professional fees	—	23	11	52

Total acquisition related charges	$10	$23	$38	$52

Restructuring:  Restructuring expenses consist of Oracle employee severance costs of $11 million were recorded in the first quarter of fiscal 2006. There were no restructuring charges recorded in the second quarter of fiscal 2006 or the comparable periods in fiscal 2005.

Interest Expense:  Interest expense increased 184% to $16 million and increased 230% to $37 million in the second quarter and first half of fiscal 2006 compared to the corresponding prior periods, respectively, due to borrowings under our commercial paper program and unsecured loan facility.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to equity securities and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2005	Actual	Constant	2004	2005	Actual	Constant	2004
Interest income	$24	-43%	-43%	$43	$49	-38%	-38%	$80
Foreign currency gains (losses)	(4)	*	*	(7)	13	*	*	(11)
Net investment gains related to equity securities	3	*	*	—	4	*	*	1
Minority interest	(9)	-7%	-7%	(10)	(17)	-10%	-10%	(19)
Other	8	*	*	3	14	*	*	7

Total non-operating income, net	$22	-25%	-22%	$29	$63	9%	11%	$58

*	not meaningful

The increase in non-operating income, net is primarily due to higher foreign currency gains partially offset by lower interest income. The increase in foreign currency gains primarily relates to the Chinese currency revaluation in July 2005. The decrease in interest income is primarily due to lower cash and short-term investment balances as a result of using available cash for the pay down of commercial paper borrowings. In the second quarter and first half of fiscal 2006, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.9% to 2.3% and 1.7% to 2.2%, respectively.

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

The provision for income taxes decreased 4% from $339 million in the second quarter of fiscal 2005 to $324 million in the second quarter of fiscal 2006 and decreased 5% from $568 million in the first half of fiscal 2005 to $538 million in the first half of fiscal 2006 due to a lower effective tax rate. The decrease in the effective tax rate from 29.4% in the second quarter of fiscal 2005 to 28.9% in the second quarter of fiscal 2006 and from 30.0% in the first half of fiscal 2005 to 29.0% in the first half of fiscal 2006 is attributable to a higher ratio of earnings from lower tax rate jurisdictions.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2005	Change	May 31, 2005
Working capital	$703	83%	$385
Cash, cash equivalents and marketable securities	$3,403	-29%	$4,771

Working capital:  The increase in working capital as of November 30, 2005 is primarily due to greater cash flows from operations from higher sales volumes, partially offset by cash used to pay for acquisitions and to reduce debt obligations.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $3.0 billion held by our foreign subsidiaries as of November 30, 2005. The decrease in cash, cash equivalents and marketable securities is due to the use of available cash to repay certain debt obligations and fund acquisitions.

	Six Months Ended November 30,
(Dollars in millions)	2005	Change	2004
Cash provided by operating activities	$1,756	-2%	$1,799
Cash (used for) provided by investing activities	$(826)	-201%	$818
Cash used for financing activities	$(1,905)	99%	$(956)

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

Cash flows from operating activities decreased in the first half of fiscal 2006 primarily due to increased income taxes paid attributable to the repatriation of the maximum dividend available under the American Jobs Creation Act of 2004 and the timing of tax payments as a result of acquisitions, partially offset by higher net income, excluding non-cash charges and increases in non-acquisition related deferred revenues.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 52 at November 30, 2005 and 56 days at May 31, 2005. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired, primarily from PeopleSoft, to its estimated fair value. The decline in days sales outstanding is due to more timely collections, as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

Cash flows from investing activities: The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities was attributable to cash used for our acquisitions in the first half of fiscal 2006, including our equity investment in i-flex, while net cash provided by investing activities in the first half of fiscal 2005 was attributable to net investment proceeds received.

Cash flows from financing activities: The changes in cash flows from financing activities primarily relate to payments made for stock repurchases, as well as borrowings and payments under debt obligations.

Net cash used for financing activities increased in the first half of fiscal 2006 primarily due to net repayment of amounts under our commercial paper program, partially offset by higher stock repurchases in the first half of fiscal 2005.

Free cash flow: To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flow generated from operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2005	Change	2004
Cash provided by operating activities	$3,509	4%	$3,386
Capital expenditures (1)	$(182)	2%	$(178)

Free cash flow	$3,327	4%	$3,208

Net income	$2,878		$2,948
Free cash flow as a percent of net income	116%		109%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the six months ended November 30, 2005 and 2004, $158.1 million and $163.1 million or approximately 9% and 11% of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of November 30, 2005:

	Year Ending May 31,
(in millions)	Total	2006	2007	2008	2009	2010	2011	Thereafter
Balance Sheet Contractual Obligations:
Short-term borrowings (1)	$907	$907	$—	$—	$—	$—	$—	$—
Principal payments on senior notes	150	—	150	—	—	—	—	—
Payable to PeopleSoft stockholders (2)	4	4	—	—	—	—	—	—
Notes payable	6	—	6	—	—	—	—	—

Total balance sheet contractual obligations	1,067	911	156	—	—	—	—	—
Other Contractual Obligations:
Interest payments on short-term borrowings (1)	10	10	—	—	—	—	—	—
Interest payments on senior notes (3)	12	5	7	—	—	—	—	—
Operating leases (4)	806	103	177	138	114	89	56	129
Purchase obligations (5)	48	20	18	9	1	—	—	—
Funding commitments (6)	8	8	—	—	—	—	—	—

Total other contractual obligations	884	146	202	147	115	89	56	129

Total contractual obligations	$1,951	$1,057	$358	$147	$115	$89	$56	$129

(1)	Short-term borrowings include approximately $489 million in promissory notes under our commercial paper program with various maturities through December 2005, net of unamortized discount of $1 million (weighted average effective interest rate of 4.13% at November 30, 2005) and $418 million outstanding under our unsecured $700 million loan facility due May 2006 (effective interest rate of 4.47% at November 30, 2005).
(2)	On January 7, 2005, we completed the merger of PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered into a right to receive $26.50 per share in cash, without interest. As of November 30, 2005, $4.0 million remained payable to PeopleSoft stockholders who had not submitted their shares.
(3)	Represents estimated interest payments on our senior notes using an effective interest rate of 6.43% at November 30, 2005. We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable.
(4)	Includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $123 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2005.
(5)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(6)	Funding commitments relate to the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Pending Acquisition of Siebel Systems, Inc.

On September 12, 2005, we entered into a Merger Agreement to acquire Siebel Systems, Inc. The proposed transaction is valued at approximately $6.1 billion. The transaction is conditioned upon (i) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which occurred on November 15, 2005, and the applicable foreign antitrust laws of certain other jurisdictions, including the European Commission, which occurred on December 22, 2005, (ii) approval of the merger and adoption of the Merger Agreement by Siebel stockholders and (iii) other customary closing conditions. We expect that the transaction will close on January 31, 2006, or shortly thereafter, provided the foregoing conditions which have not yet been satisfied or waived are satisfied or waived.

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

We expect that we will borrow $5.0 billion to finance the Siebel Systems, Inc. acquisition and for acquisition-related transaction costs, and depending on how much stock is issued, to use any remaining proceeds for general corporate purposes.

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

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution over the last three full fiscal years has been less than 2.0% and has averaged 1.1% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2005, 22% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program, however, we may reduce the level of our stock repurchases in the future as we may use our available cash to repay indebtedness. At November 30, 2005, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.3%.

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

Options granted from June 1, 2002 through November 30, 2005 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2002	454
Options granted (1)	313
Options exercised	(187)
Forfeitures	(99)

Options outstanding at November 30, 2005	481

Average annualized options granted, net of forfeitures	61
Average annualized stock repurchases	150

Shares outstanding at November 30, 2005	5,154
Weighted-average shares outstanding from June 1, 2002 through November 30, 2005	5,208

Options outstanding as a percent of shares outstanding at November 30, 2005	9.3%

In the money options outstanding (based on our November 30, 2005 stock price) as a percent of shares outstanding at November 30, 2005	7.3%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2002 through November 30, 2005	1.2%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2002 through November 30, 2005	-1.7%

(1)	Includes 100 options assumed in connection with acquisitions.

Generally, we grant stock options to our existing employees on an annual basis. During the first half of fiscal 2006, we made our annual grant of options and other grants to purchase approximately 61.3 million shares, which were partially offset by forfeitures of options to purchase 22.0 million shares.

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

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date would be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early-adoption permitted.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 2 of Notes to Condensed Consolidated Financial Statements for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.

Exchanges of Nonmonetary Assets:  On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 was effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. The adoption of Statement 153 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Amortization Period for Leasehold Improvements:  On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 were effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. The adoption of Issue 05-06 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussed previously, highlights some of these risks.

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

Recovery in the global economic environment remains modest and uneven. A general weakening of the global economy, or a curtailment in government spending, could delay and decrease customer purchases. In addition, the war on terrorism and the potential for other hostilities in various parts of the world, as well as natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These impacts generally fall most strongly on our sales of software licenses, and to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. In addition, for companies we acquire, we will have limited experience for several quarters regarding how their pipelines will convert into sales or revenues. Because a substantial portion of our new software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

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

We have announced a next generation applications platform that is planned to combine the best features, flows and usability traits of the Oracle and PeopleSoft applications. We have also acquired, or agreed to acquire, several other application product lines, which will need to be optimized for the next generation platform. If we do not develop and release theses products within the anticipated time frames, if there is a delay in market acceptance of the product line, or if we do not timely optimize complementary product lines, our applications business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  An active acquisition program is an important element of our corporate strategy. We expect to continue to acquire companies, products, services and technologies. In September 2005, we announced that we have agreed to purchase all of the outstanding shares of Siebel Systems, Inc. for $10.66 per share in cash or stock (up to 30%), or an estimated aggregate of $6.1 billion. The Siebel acquisition is subject to a vote of their stockholders, regulatory approvals and other customary conditions. Including the Siebel acquisition, in the last two years, we have paid or agreed to pay an aggregate of approximately $19 billion for these acquisitions. Risks we may encounter in acquisitions include:

•	the acquisition may not further our business strategy, or we may pay more than it is worth;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our customer base or if acquired contract models do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have multiple and overlapping product lines that may be offered, priced and supported differently, which could cause customer confusion and delays;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	our due diligence process may fail to identify technical problems, such as issues with the company’s product quality or product architecture;

•	we may lose anticipated tax benefits or have additional legal or tax exposures if we have prematurely or improperly combined entities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration issues;

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws; and

•	while we have generally paid for acquisitions in cash, to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of November 30, 2005 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when a significant number of these provisions begin to expire. The last CAP obligation will expire on December 31, 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

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

We may need to change our pricing models to compete successfully.  The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending. The increase in open source software distribution may also cause us to change our pricing models.

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

Our periodic sales force restructurings can be disruptive.  We continue to rely heavily on our direct sales force. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues and other internal considerations. We recently made some adjustments to focus our sales force separately on our database management software or applications software products, to modify and simplify our coverage models and to change some of our sales and consulting management. In the past, sales force restructurings have generally resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

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

We have incurred charges to earnings associated with our recent acquisitions of $599 million for the fiscal year ended May 31, 2005 and $314 million for the six months ended November 30, 2005 on a pre-tax basis. Charges to earnings associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, restructuring and stock-based compensation associated with assumed stock awards. Charges to earnings in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. See “Supplemental Disclosure Related to Acquisition Accounting” discussed previously, as well as in Part II, Item 7 of the Oracle 10-K, as amended, for additional information about charges to earnings associated with our recent acquisitions.

We expect to continue to incur additional costs associated with combining the operations of our previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

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

We have recently acquired an approximately 43% equity position in i-flex Solutions Limited, a publicly traded Indian software company focused on the banking industry. As a major shareholder of an international entity, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.  We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the United States dollar positively affected revenues and operating results in fiscal 2005 and the first quarter of fiscal 2006, but negatively affected revenues and operating results in the second quarter of fiscal 2006. If the dollar continues to strengthen relative to other currencies in the future, our revenues and operating results will be adversely affected.

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

Oracle On Demand may not be successful.  We offer outsourcing services for our products through three core offerings: Oracle Applications On Demand, Oracle Collaboration Suite On Demand and Oracle Technology On Demand, delivered either at Oracle or at a customer designated location. Our Oracle On Demand business model continues to evolve and we may not be able to compete effectively or generate significant revenues. This business is subject to a variety of risks including:

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

We may be unable to hire enough qualified employees or we may lose key employees.  We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

Part of our total compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees. In addition, because we will expense all stock-based compensation no later than the beginning of fiscal 2007, we may change both our cash and stock-based compensation practices. Some of the changes we are considering or have already implemented include the reduction in the number of employees granted options, a reduction in the number of options granted, the reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first six months of fiscal 2006, our research and development expenses were $868 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2006 include significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

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

Third parties may claim we infringe their intellectual property rights.  We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:

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

Our sales to government clients subject us to risks including early termination, audits and investigations.  We derive revenues from contracts with the United States government, state and local governments and their respective agencies, who may terminate most of these contracts at any time, without cause.

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

Business disruptions could affect our operating results.  A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including Oracle On Demand. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

We may have exposure to additional tax liabilities.  As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We are currently negotiating bilateral Advance Pricing Agreements to cover various periods from June 1, 2001 through May 31, 2008.

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

Interest Income Rate Risk.  Based on our intentions regarding our investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. As a majority of our investments are held-to-maturity, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended November 30, 2005, total interest income was $24.3 million with investments yielding an average 2.34% on a worldwide basis. This interest rate level was up approximately 47 basis points from 1.87% for the three months ended November 30, 2004. If overall interest rates fell by a similar amount (47 basis points) in the third quarter of fiscal 2006, our interest income would decline approximately $4.7 million, assuming consistent investment levels.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at November 30, 2005. The cash, cash equivalent and marketable securities balances approximate fair value at November 30, 2005:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$2,837	2.50%
Marketable securities	566	0.32%

Total cash, cash equivalents and marketable securities	$3,403	2.14%

The table above includes the United States dollar equivalent of cash, cash equivalents and marketable securities, which is denominated in foreign currencies as shown below. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at November 30, 2005
Japanese Yen	$740
Euro	647
British Pound	270
Chinese Renminbi	222
Canadian Dollar	199
Australian Dollar	104
South African Rand	89
Other currencies	752

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,023

Interest Expense Rate Risk.  On April 7, 2005, we introduced a commercial paper program with an authorized maximum outstanding amount of $3 billion. As of November 30, 2005, $490 million of commercial paper remained outstanding (effective weighted-average interest rate of 4.13%). A 50 basis point change in interest rates would increase or decrease interest expense by $2.5 million annually.

On May 20, 2005, a wholly-owned subsidiary of Oracle borrowed $700 million under an unsecured 364-day term loan agreement (OTC Loan Facility). Borrowings under the OTC Loan Facility bear interest at a rate per annum equal to a rate based on the London interbank offered rate from time to time plus a margin, which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt. As of November 30, 2005, $418 million remained outstanding (effective interest rate of 4.47%). A 50 basis point change in interest rates would increase or decrease interest expense by $2.1 million annually.

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap reduced the effective interest rate on our 6.91% senior notes to 6.43% as of November 30, 2005. The fair value of the interest rate swap was $0.4 million at November 30, 2005 and is included in other assets in the accompanying condensed consolidated balance sheets.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $1.8 million and $(15.7) million in the six months ended November 30, 2005 and 2004, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated $2.3 million as of November 30, 2005.

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

At November 30, 2005, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.2 million as of November 30, 2005. The Yen investment hedge has a notional amount of $557.4 million and an exchange rate of 118.413 Yen for United States dollar.

Net losses on investment hedges reported in stockholders’ equity were $59.0 million and $55.9 million in the six months ended November 30, 2005 and 2004, respectively. Net gains on investment hedges reported in non-operating income, net were $10.9 million and $5.2 million in the six months ended November 30, 2005 and 2004, respectively.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  The Company’s management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, the Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of fiscal 2006, we sold an aggregate of 9,013 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $112,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Limited who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Program

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004. From the inception of the stock repurchase program to November 30, 2005, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. At November 30, 2005, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending November 30, 2005, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2005 – September 30, 2005	0.3	$12.37	0.3	$1,655.4
October 1, 2005 – October 31, 2005	5.8	12.34	5.8	1,584.0
November 1, 2005 – November 30, 2005	—	—	—	1,584.0

Total	6.1	$12.35	6.1

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 10, 2005.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2006 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For (in millions)	Votes Withheld (in millions)
Jeffrey O. Henley	4,471	176
Lawrence J. Ellison	4,496	151
Donald L. Lucas	4,483	164
Michael J. Boskin	4,436	211
Jack F. Kemp	4,584	63
Jeffrey S. Berg	4,549	98
Safra A. Catz	4,472	175
Hector Garcia-Molina	4,490	157
Joseph A. Grundfest	4,489	158
H. Raymond Bingham	3,831	816
Charles E. Phillips, Jr.	4,393	254

Proposal No. 2: The stockholders approved the adoption of the Company’s Fiscal Year 2006 Executive Bonus Plan with 3,372.8 million affirmative votes, 199.2 million negative votes, 27.9 million votes abstaining and 1,046.8 million broker non-votes.

Proposal No. 3: The stockholders ratified the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2006 with 4,603.7 million affirmative votes, 20.6 million negative votes and 22.4 million votes abstaining.

Item 5.	Other Information

The forms of agreements we enter into each fiscal year with our chief executive officer and our four other most highly compensated executive officers (determined by reference to compensation for each preceding fiscal year and hereinafter referred to as the “named executive officers”) under our Executive Bonus Plan are filed as exhibits to this Form 10-Q. Exhibit 10.29 is our forms of non-sales Executive Bonus Plan agreements, and Exhibit 10.30 is our form of sales and consulting Executive Bonus Plan agreement.

The Executive Bonus Plan provides for the payment of cash bonuses to eligible senior officers based upon the attainment of certain performance criteria established by the Compensation Committee of the Board of Directors. The criteria established for our named executive officers for fiscal year 2006 include improvement in pre-tax profit, license and outsourcing revenue growth and licensing, outsourcing and consulting margins. The individual agreements specify which criteria apply to each covered participant.

The maximum bonus payment that our Chief Executive Officer may receive under the Executive Bonus Plan for fiscal year 2006 is $9,680,000. The maximum bonus payment that any other participant may receive under the Executive Bonus Plan for fiscal year 2006 is based on a fixed multiple of a target bonus for such participant and is less than the maximum bonus payment that our Chief Executive Officer may receive under the Executive Bonus Plan.

Item 6.	Exhibits

Exhibit Number		Exhibit Title

10.27	(1)	Description of the Fiscal Year 2006 Executive Bonus Plan

10.28	(2)	Resignation Agreement dated November 3, 2005, of Gregory B. Maffei

10.29		Forms of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales

10.30		Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on October 13, 2005

(2)	Incorporated by reference to the Form 8-K filed on November 9, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Dated: January 5, 2006	By:	/s/ SAFRA A. CATZ

Safra A. Catz President, Chief Financial Officer and Director

Dated: January 5, 2006	By:	/s/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Global Finance and Operations and Chief Accounting Officer